Form 10QSB
period 2005-10-31
YZAPP INTERNATIONAL INC
filed 2005-12-16
CIK 1273385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                   FORM 10-QSB


     [X] Quarterly Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934


                 For the quarterly period ended October 31, 2005


     [  ] Transition report pursuant section 13 or 15(d) of the Securities
          Exchange Act of 1934


                                   333-111696
                                   ----------
                             Commission file number


                            YZAPP INTERNATIONAL INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)


                                     Nevada
                                     ------
                          (State or other jurisdiction)

                                     Pending
                                     -------
                 (IRS Employer of incorporation or organization
                              Identification No.)


                 6584 Willoughby Way, Langley, British Columbia,
                                 Canada V2Y 1K4
                                 --------------
                    (Address of principal executive offices)

                                  604 868 0264
                                  ------------
                           (Issuer's telephone number)


   ---------------------------------------------------------------------------
   (Former Name, Address and Former Fiscal Year, if Changed Since Last Report)


Check whether the issuer:

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2)  has been subject to such filing requirements for the past 90 days.
     Yes  [X]    No   [ ]


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  [ ]   No  [X]


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [X]   No [ ]


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]


Common Stock of 50,000,000 authorized at $0.001 par value, outstanding as of December 14, 2005 11,406,041.

                            YZAPP INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

     Consolidated Balance Sheets at October 31, 2005 (Unaudited) and July 31, 2005 (Audited)

     Consolidated Statements of Operations (Unaudited) for the three months ended October 31, 2005 and 2004


     Consolidated Statements of Cash Flows (Unaudited) for the three months ended October 31, 2005 and 2004


     Notes to Consolidated Financial Statements

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 4. Legal Proceedings

Item 5:  Subsequent Events

Item 6. Exhibits and Reports on Form 8-K

Signatures

                          ITEM 1. Financial Statements
                            YZAPP INTERNATIONAL INC.
                             (a Nevada Corporation)

                       Consolidated Financial Statements
                                  (Unaudited)
                                October 31, 2005
                          (expressed in U.S. dollars)

                            YzApp International Inc.
                          (A Development Stage Company)
                           (expressed in U.S. dollars)
                                   (unaudited)
                                October 31, 2005




                                      Index


Consolidated Balance Sheets.................................................F-1

Consolidated Statements of Operations.......................................F-2

Consolidated Statements of Cash Flows.......................................F-3

Notes to the Consolidated Financial Statements..............................F-4

                            YzApp International Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                           (expressed in U.S. dollars)

                                                                 October 31,   July 31,
                                                                    2005         2005
                                                                 (unaudited)  (audited)
                                                                      $           $
                                     ASSETS
Current Assets

  Cash                                                              3,670           274
  Other receivables - taxes                                         8,247         8,462
---------------------------------------------------------------------------------------

Total Current Assets                                               11,917         8,736

Property and Equipment (Note 3)                                    11,997        12,474
Software Development Costs (Note 2 (j))                            36,838        35,429
---------------------------------------------------------------------------------------

Total Assets                                                       60,752        56,639
---------------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable and accrued liabilities (Note 4)               292,882       293,842
  Due to related parties (Note 5(b))                               32,882        17,798
  Advances payable (Note 6)                                        34,004        12,264
  Current portion of long-term debt                                  --          12,500
---------------------------------------------------------------------------------------

Total Liabilities                                                 359,768       336,404
---------------------------------------------------------------------------------------

Contingencies and Commitments (Note 1)

                              STOCKHOLDERS' DEFICIT

Preferred Stock:
  1,000,000 authorized, $0.001 par value
  nil shares issued and outstanding                                  --            --

Common Stock:
  50,000,000 shares authorized, $0.001 par value
  11,406,041 shares issued and outstanding, respectively           11,406        11,406

Additional Paid-in Capital                                        699,299       699,299

Donated Capital                                                   119,652       107,652

Deficit Accumulated During the Development Stage               (1,079,984)   (1,059,926)

Accumulated Other Comprehensive Loss                              (49,389)      (38,196)
---------------------------------------------------------------------------------------

Total Stockholders' Deficit                                      (299,016)     (279,765)
---------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                        60,752        56,639
=======================================================================================





    The accompanying notes are an integral part of these financial statements
                                       F-1


                            YzApp International Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                           (expressed in U.S. dollars)
                                   (unaudited)


                                                                              Accumulated from
                                                     Three Months Ended        August 24, 2000
                                                         October 31,        (Date of Inception)
                                                    ------------------------   to October 31,
                                                    2005            2004           2005
                                                                 (Restated -
                                                                   Note 8)
                                                    $                $               $
REVENUE                                                 --             --           16,940
------------------------------------------------------------------------------------------

EXPENSES

   Automobile                                             11            542         15,247
   Bank charges and interest                             730            571         51,934
   Depreciation                                          964          1,265         25,637
   Feasibility study                                    --             --           11,814
   Interest on long term debt                           --               99          2,608
   Loss on disposal of equipment                        --             --            2,017
   Management fees (Note 5(a))                        12,000         12,000        173,834
   Marketing                                            --             --           32,479
   Office and general                                  2,317          3,513         74,549
   Professional fees                                   4,036         10,486        104,058
   Sales and marketing consulting                       --           10,188        264,289
   Software development costs                           --             --          278,334
   Technical support                                    --             --           18,136
   Travel                                               --             --           28,915
   Wages and benefits                                   --             --           10,554
   Website hosting and server                           --             --           40,227
------------------------------------------------------------------------------------------

TOTAL EXPENSES                                        20,058         38,664      1,134,632

   Less expense recoveries                              --             --          (34,919)
   Less interest and other                              --             --           (2,789)
------------------------------------------------------------------------------------------


                                                      20,058         38,664      1,096,924
------------------------------------------------------------------------------------------

NET LOSS                                             (20,058)       (38,664)    (1,079,984)

OTHER COMPREHENSIVE INCOME (LOSS)

   Foreign currency translation adjustment           (11,193)       (20,359)       (49,389)
------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                   (31,251)       (59,023)    (1,129,373)
------------------------------------------------------------------------------------------

Net Loss Per Share - Basic and Diluted                  --             --
------------------------------------------------------------------------------------------

Weighted Average Common Stock Outstanding         11,406,000     11,376,000
------------------------------------------------------------------------------------------



    The accompanying notes are an integral part of these financial statements
                                       F-2


                            YzApp International Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                           (expressed in U.S. dollars)
                                   (unaudited)


                                                                            Accumulated from
                                                     Three Months Ended     August 24, 2000
                                                         October 31,      (Date of Inception)
                                                    ----------------------   to October 31,
                                                      2005         2004        2005
                                                                (Restated
                                                                  Note 8)
                                                       $             $            $

OPERATING ACTIVITIES

Net loss                                            (20,058)      (38,664)   (1,079,984)

Adjustments to reconcile net loss to net cash:
Depreciation                                            964         1,265        25,637
Donated services                                     12,000        12,000       119,652
Loss on disposal of equipment                            --            --         2,017
Debt settled with common stock                           --            --
                                                                                 10,500
Expenses paid with common stock                          --            --       169,245

Change in operating assets and liabilities:
Accounts receivable                                      --            --         1,019
Other receivables - taxes                               546         1,863        (6,468)
Prepaid expenses                                         --            --           480
Accounts payable                                    (12,527)        7,438       230,719
Due to related parties                                1,368            --        13,540
---------------------------------------------------------------------------------------

Net Cash Used In Operating Activities               (17,707)      (16,098)     (513,643)
---------------------------------------------------------------------------------------

INVESTING ACTIVITIES

Software development costs                               --            --       (29,687)
Purchase of property and equipment                       --            --       (34,420)
---------------------------------------------------------------------------------------

Net Cash Used In Investing Activities                    --            --       (64,107)
---------------------------------------------------------------------------------------

FINANCING ACTIVITIES

Increase in advances payable                         21,250        12,182        50,815
Net decrease in long-term debt                           --        (2,529)         (588)
Proceeds from issue of common stock                      --            --       529,251
---------------------------------------------------------------------------------------

Net Cash Provided By Financing Activities            21,250         9,653       579,478
---------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash                (147)        1,023         1,942
---------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                       3,396        (5,422)        3,670

CASH - BEGINNING OF PERIOD                              274        13,063            --
---------------------------------------------------------------------------------------

CASH - END OF PERIOD                                  3,670         7,641         3,670
---------------------------------------------------------------------------------------

Supplemental Disclosures

  Interest paid                                       2,201           670         9,268
  Income taxes paid                                      --            --            --
---------------------------------------------------------------------------------------

Non-Cash Financing Activities

  Common stock issued for services                       --            --       169,245
  Common stock issued for debt settlement                --            --        10,500
---------------------------------------------------------------------------------------



    The accompanying notes are an integral part of these financial statements
                                       F-3

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                   (unaudited)
                                October 31, 2005

1.   Nature of Operations and Continuance of Business

     YzApp International Inc. (the "Company") was incorporated in the State of Nevada on December 26, 2002. Effective October 15, 2003, the Company acquired all the outstanding common stock of YzApp Solutions Inc. ("Solutions"), a Company under common control. Prior to the acquisition the Company was a non-operating shell corporation with nominal net assets. The acquisition was a capital transaction in substance and therefore was accounted for as a reverse acquisition.

     The Company is based in Vancouver, British Columbia, Canada and its principal business is the development of software allowing the Company to act as an application service provider acting as a conduit between retailers and financial institutions.

     The Company is in the development stage and planned principal activities have commenced, but there has been no revenue generated therefrom. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at October 31, 2005, the Company has a working capital deficiency of $347,851 and has accumulated losses of $1,079,984 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

     On August 23, 2005, the Company had its SB-2 Registration Statement declared effective by the United States Securities and Exchange Commission, which allows the Company to sell 3,000,000 shares of common stock at $0.50 per share to raise approximate net proceeds of $1,350,000 after all offering costs.


2.   Summary of Significant Accounting Policies

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     (a)  Basis of Presentation

          These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars. All significant intercompany transactions and balances have been eliminated. The Company has not produced significant revenue from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises".

     (b)  Year End

          The Company's fiscal year end is July 31.

     (c)  Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                   (unaudited)
                                October 31, 2005

2.   Summary of Significant Accounting Policies (continued)


     (d)  Basic and Diluted Net Income (Loss) per Share

          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share", which requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

     (e)  Foreign Currency Translation

          The Company's functional currency is the Canadian dollar. The financial statements of the Company are translated to United States dollars under the current rate method in accordance with SFAS No. 52 "Foreign Currency Translation". Under the current rate method, all assets and liabilities are translated at the current rate, while stockholders' equity accounts are translated at the appropriate historical rate. The revenues and expenses that occur evenly over the period are translated at the weighted-average rate for the period. The cumulative translation adjustments balance is reported as a component of accumulated other comprehensive income. (f) Comprehensive Loss SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. At October 31, 2005 and 2004, the only component of comprehensive loss was foreign currency translation adjustments.

     (g)  Financial Instruments and Concentrations of Risk

          The Company's financial instruments consist of cash, other receivables
          - taxes, accounts payable, accrued liabilities, due to related parties, advances payable and the current portion of long-term debt. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values. The Company does ongoing credit evaluations of customers and establishes reserves for credit losses. The Company did not experience any material credit loss in the year.

          Virtually all of the Company's software development costs were incurred to one subcontractor. The Company's business could be adversely affected should a modification to the software be required and the subcontractor is no longer in business.

          The Company is dependent on one major customer to market its software to Canadian recreational equipment dealers.

     (h)  Property and Equipment

          Property and equipment are capitalized at original cost and amortized over their estimated useful lives at the following annual bases and rates:

          Computer equipment                             30% declining balance
          Furniture and fixtures                         20% declining balance
          Equipment under capital lease                  30% declining balance

         One-half the normal amortization is taken in the year of acquisition.

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                   (unaudited)
                                October 31, 2005

2.   Summary of Significant Accounting Policies (continued)

     (i)  Long-Lived Assets

          In accordance with Financial Accounting Standards Board ("FASB") SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

     (j)  Software Development Costs

          SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon the completion of a working model. Amortization of these costs will commence when the product is ready for release to customers.

          Total software development costs incurred are as follows:

                                                                                                  Period from
                                                               Three Months     Three Months    August 24, 2000
                                                                   Ended            Ended       (Date of Inception)
                                                                October 31,      October 31,     to October 31,
                                                                   2005              2004             2005
                                                                     $                $                 $

           Software development costs incurred by others                -               -            308,866

           Less:  Software development costs capitalized                -               -             30,532
           --------------------------------------------------------------------------------------------------------

           Software development costs expensed                          -               -            278,334
           --------------------------------------------------------------------------------------------------------


          Software development costs capitalized on the balance sheet are $36,838. The difference of $6,306 from the above table is a result of changes in the foreign exchange rate between the Canadian and U.S. dollars.

     (k)  Revenue Recognition

          The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue consists of software licensing and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. Licensing revenue consists of revenue from licensing the Company's software and is recognized when the software has been delivered and there are no significant remaining obligations. The Company recognizes revenue from licensing its software products in accordance with AICPA Statement of Position No. 97-2, as amended, "Software Revenue Recognition" and SAB 104.

     (l)  Income Taxes

          Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                   (unaudited)
                                October 31, 2005


2.   Summary of Significant Accounting Policies (continued)

     (m)  Stock-Based Compensation

          The Company records stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

     (n)  Recent Accounting Pronouncements

          In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

          In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

          In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

          In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                   (unaudited)
                                October 31, 2005



2.   Summary of Significant Accounting Policies (continued)

     (o)  Interim Financial Statements

          These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.


3.   Property and Equipment

                                                                     October 31,      July 31,
                                                                         2005           2005
                                                     Accumulated     Net Carrying   Net Carrying
                                        Cost         Depreciation       Value           Value
                                          $               $               $               $

     Computer equipment                11,472            8,314          3,158          3,284
     Furniture and fixtures             4,965            3,072          1,893          1,968
     Equipment under capital lease     25,756           18,810          6,946          7,222
     -------------------------------------------------------------------------------------------
                                       42,193           30,196         11,997         12,474
     ===========================================================================================



4.   Accounts Payable

     At October 31, 2005, the Company was indebted to Inglenet Solutions Inc. ("Inglenet") in the amount of $225,391 (July 31, 2005 - $216,775), which included accrued interest of $52,566 (July 31, 2005 - $50,556) incurred for development of the Company's software. This amount is secured by the source code to the Company's software until the amount owing is repaid in full. Up to July 31, 2004, the Company recognized interest at a rate of 24% per annum. Effective July 31, 2004, no further interest is being accrued. The Company agreed to repay Inglenet instalments of 10% of the outstanding amount per month beginning 3 months after the commercial release of the software.

5.   Related Party Transactions

     (a) In the three months ended October 31, 2005, the Company incurred management fees for ongoing management of the Company's affairs to a director and officer of the Company of $12,000 (2004 - $12,000), all of which was waived and recognized as donated services.

     (b) At October 31, 2005, the Company owed $32,882 (July 31, 2005 - $17,798) to the President of the Company for advances and expenses paid on behalf of the Company. The amount is non-interest bearing, unsecured and due on demand.

6.   Advances Payable


     At October 31, 2005, the Company owed $34,004 to shareholders for cash advances. The amounts are non-interest bearing, unsecured and due on demand.

7.   Stock Option Plan

     During the fiscal year ended July 31, 2004, the Company instituted a stock option plan. Under the terms of the plan, the Company may award options to purchase common shares of the Company, not to exceed 2,000,000 shares. To date, no options have been granted under the plan.

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                   (unaudited)
                                October 31, 2005

8.   Restatements

     (a) The consolidated statement of operations for the three months ended October 31, 2004 has been restated to include $12,000 in additional management fees, all of which were donated.

                            Three Months Ended
                               October 31,                    Three Months Ended
                                   2004                           October 31,
                             (As Originally                          2004
                                Reported)       Adjustments       (Restated)
                                    $                $                 $

     EXPENSES

       Management fees              --            12,000             12,000

     NET LOSS                    (26,664)        (12,000)           (38,664)



     (b) The consolidated statement of cash flows for the three months ended October 31, 2004 has been restated to include an increase in net loss of $12,000 and an increase in donated services of $12,000.

                                                     Three Months Ended
                                                         October 31,                     Three Months Ended
                                                            2004                            October 31,
                                                       (As Originally                          2004
                                                          Reported)       Adjustments       (Restated)
                                                              $                $                 $
     OPERATING ACTIVITIES

     Net loss                                              (26,664)        (12,000)           (38,664)

     Adjustments to reconcile net loss to net cash:
         Donated services                                      --           12,000             12,000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When used herein, the words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend", "plan" and similar expressions are intended to identify forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding events, conditions and financial trends that may affect YZAPP INTERNATIONAL INC'S (YZAPP or the Company) future plans of operations, business strategy, operating results and financial position. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. Such statements are not guarantees of future performance and are subject to risks and significant uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. The occurrence of any unanticipated events may cause actual results to differ from those expressed or implied by the forward-looking statements contained herein. You are cautioned not to place undue reliance on these statements, which speak only as of the date of this report.

Overview

 Our operation activities have been related primarily to the research, development and marketing of our interactive credit application called the Intelligent Credit Application or "ICA". There are two versions of this application, one for use by retailers and financial institutions and another simplified version for consumers or those unfamiliar with computers or software. These two versions are called the ICA Business Office also known as SalesMax and the ICA Weblink respectively. We are no longer conducting research as our user acceptance testing was completed on August 31, 2004. The results of the testing indicated that the dealers could connect with, and use as intended, the Intelligent Credit Application. The dealers requested a number of enhancements so that the software would be easier to use and could print additional documents. The full results of the user acceptance testing and desired enhancements are contained in a document that is ready for programmers to use in programming the required modifications. Our marketing activities are conducted by Brian Jaggard and Douglas Dunn on a voluntary basis.

Along with the efforts of our own staff, we rely on a third party to market and sell our products. We currently maintain an agreement with a third-party The Sawka Group, regarding the marketing and distribution of our software. The contractual agreement gives the Sawka group exclusive rights to market the SalesMax version of the Intelligent Credit Application to recreational equipment dealers in Canada. In return, YzApp may collect user and administration fees for the use of the software from Sawka dealers who would use the Intelligent Credit Application. We anticipate that sales after our launch will begin cash flow within 12 months. We currently have no sales commitments, however we are working with the Sawka Group on several marketing options and tactics however they may require further modification of the software. We have been working in the past quarter and expect to continue to develop the Modification Requirements document.

We will not begin enhancements outlined in the Version 2 document of the existing software until we raise money outlined in our August 25, 2005 SB 2 filing. In the interm we continue to seek new clients for both our existing software and customized versions. We will not customize the software for any customers unless the cost of the customization is advanced by a customer. If the cost of the customization is advanced by the customer, we expect to enter into an agreement to provide the customized version exclusively to that customer for a non-recreational equipment market. We will retain the right to market other versions of the software for non-recreational equipment markets and for recreational equipment markets outside Canada.

Highlights of the Quarter

Revenues
--------
Effective January, 2004, the Company began the process of preparing and applying for SB-2 status with the Securities and Exchange Commission as it was felt that this would be the best path to new investment. As a result, with no other active operation, there has been no revenue to report for the current quarter or for the same quarter last year.

Expenses
--------
General and administrative expenses for the quarter ended October 31, 2005 were $20,058compared to $38,664 for the same quarter in 2004. Lower expenses were largely a result of reduced professional fees and no sales and marketing consulting fees in 2005 which were $10,188 in 2004.

Expenses included in this quarter were Management fees of $12,000 which was owed to the President and waived by the President and professional fees of $4,036 which were lower than the $10,486 incurred in 2004.

Depreciation and amortization expense for the three months ended October 31, 2005 was $, compared to $ for the same period last year.

Net Income (Loss)
-----------------
Net income for the three months ended October 31, 2005 was $20,058compared to a loss of $38,664 for the three months ended October 31, 2004.

The Company received a shareholders loan from one of the founding investors of $20,000 to assist the firm with accounting and legal costs. The loan carries no interest and is not a demand loan.


Liquidity and Capital Resources

Any company such as ours faced with liquidity pressures can be expected to make internal adjustments to maximize near-term cash flow. We are addressing internal sources of liquidity as follows. Executive salaries are being reduced. Current shareholders, friends and family are providing expertise at no charge in several areas. We have also reduced over all operational cost via relocation of our server and other elements of our operation. We are reducing capital expenditures by delaying the purchase of equipment such as additional servers and other hardware.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues with our basic product offering and no revenues are anticipated until we complete the development of our website and source out customers to buy our products. We believe the technical aspects of our software are sufficiently developed to use for our operations at present. Additional customized versions can be available within 90 days from the completion of our offering described within our SB 2 filing dated August 25, 2005.


In the event that the commercial introduction of the software is delayed or other problems occur, we must raise cash from sources other than operations. Our only other sources for cash at this time is investments by others in our company and some revenue from consulting fees. We must raise cash to implement our project and continue our operations. Even if we raise the maximum amount of money outlined in our August 25, 2005 SB 2 filing, we do not know how long the money will last, however, we do believe it will last twelve months.

We rely heavily on the support of our software outsourcing company, Inglenet Solutions. This company is owed the balance of $162,000 for the original cost of software development. The balance owed to Inglenet and potential interest of $49,146 as of April 30, 2005 is recorded on our balance sheet under Accounts Payable and Accrued Liabilities. To secure our indebtedness to them, they hold the source code. This means that we are unable to make significant changes in the software without their participation. Until we have satisfied this debt, we are required to use their development team for upgrades and customization. This limits our ability to search for competitive quotes or to make any changes or modifications with internal software engineers. There is no payment schedule, however, if we raise sufficient funds from our August 25, 2005 SB 2 filed offering, we will make arrangements to satisfy this indebtedness and exclusively hold the source code. Our intention is to repay Inglenet in one lump sum as soon as the funds are available.

If we are unable to; secure a suitable arrangement with our software outsourcing firm for upgrades and customization or enough customers willing to buy the products at higher than the cost of our fixed and variable expenses, we may need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through the August 25, 2005 filed SB2 offering. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

If we raise the maximum amount outlined in our August 25, 2005 SB 2 filing, we believe the money will last a year and also provide funds for growth strategy. If we raise less than the maximum amount and we need more money we will have to revert to obtaining additional money as described in the paragraph above. Other than as described, we have no other financing plans.

Item 3. Controls and Procedures

The Company's principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of October 31, 2005. They have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

The Company has made no significant changes in its internal controls over financial reporting during the most recent fiscal quarter covered by this Report that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.



PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

There were no new legal proceedings during the quarter ended October 31, 2005.


Item 2. - Changes in Securities:

30,000 shares were issued for $10,470 of labour provided in previous periods to 1 investor. With respect to the sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered to sophisticated investors, or existing shareholders who were provided all of the current public information available on the Company..


Item 3. - Default Upon Senior Securities:     There are no defaults to report.


Item 4. - Submission of Matters to a Vote of Security Holders:    None.


Item 5.  Other Information:    None

Item 6.  Exhibits and Reports On Form 8-K

(a)  Exhibits.

     3.1  -- Articles of Incorporation )1)
     3.2  -- Bylaws (1)
     10.1 -- Agreement and Plan of Reorganization (1)
     10.2 -- Inglenet Professional Services Agreement (1)
     10.3 -- Sawka Group Agreement (2)
     10.4 -- Waiver of Compensation by Brian Jaggard (3)
     31 Certifications of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32 Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (1)  Incorporated by reference from Form SB-2 filed on January 2, 2004
     (2) Incorporated by reference from Form SB-2 Amendment No. 2 filed on July 8, 2004
     (3) Incorporated by reference from Form SB-2 Amendment No. 5 filed on April 26, 2005



     (b) Reports on Form 8-K - The Company filed no reports on Form 8K during the quarter ended October 31, 2005.




                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 15, 2005                YZAPP INTERNATIONAL INC.
                                            (Registrant)

                                      By: /s/ Brian Jaggard
                                          -----------------------
                                          Brian Jaggard,
                                          Chief Financial Officer,
                                          President and CEO