Form 10QSB
period 2006-01-31
YZAPP INTERNATIONAL INC
filed 2006-03-21
CIK 1273385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                   FORM 10-QSB


[X] Quarterly Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934


                 For the quarterly period ended January 31, 2006


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

         6584 Willoughby Way, Langley, British Columbia, Canada V2Y 1K4
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                  604 868 0264
                                  ------------
                           (Issuer's telephone number)


    -------------------------------------------------------------------------
   (Former Name, Address and Former Fiscal Year, if Changed Since Last Report)


Check whether the issuer:

     (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

     (2)  has been subject to such filing requirements for the past 90 days.
          Yes...X...No........


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes......No....X....


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes....X....  No.......


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes........ No........

Common Stock of 50,000,000 authorized at $0.001 par value, 11,546,041 shares were outstanding as of March 20, 2006.

                            YZAPP INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX



PART I. FINANCIAL INFORMATION                                            Page


Item 1. Financial Statements

     Consolidated Balance Sheets                                            3

     Consolidated  Statements of Operations                                 4

     Consolidated  Statements of Cash Flows                                 5

     Notes to Consolidated Financial Statements                             6

Item 2. Managements' Discussion and Analysis of Financial
        Condition and Results of Operations                                12

Item 3. Controls and Procedures                                            14

PART II. OTHER INFORMATION                                                 14

Item 1. Legal Proceedings                                                  14

Item 2. Changes in Securities                                              14

Item 3. Default Upon Senior Securities                                     14

Item 4. Submission of Matters to a Vote of Security Holders                14

Item 5. Other Information                                                  14

Item 6. Exhibits and Reports on Form 8-K                                   15

Signatures                                                                 15


                            YzApp International Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                           (expressed in U.S. dollars)

                                                                January 31,    July 31,
                                                                   2006          2005
                                                                (unaudited)    (audited)
                                                                     $             $
                                                                 --------      --------
                                       ASSETS
Current Assets

  Cash                                                              2,561           274
  Other receivables - taxes                                         8,380         8,462
                                                                 --------      --------

Total Current Assets                                               10,941         8,736

Property and Equipment (Note 3)                                    11,374        12,474
Software Development Costs (Note 2 (j))                            37,756        35,429
                                                                 --------      --------

Total Assets                                                       60,071        56,639
                                                                 --------      --------


                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable and accrued liabilities (Note 4)               300,860       293,842
  Due to related parties (Note 5(b))                               33,702        17,798
  Advances payable (Note 6)                                        34,852        12,264
  Current portion of long-term debt                                    --        12,500
                                                                 --------      --------

Total Liabilities                                                 369,414       336,404
                                                                 --------      --------

Contingencies and Commitments (Note 1)


                              STOCKHOLDERS' DEFICIT

Preferred Stock:
  1,000,000 authorized, $0.001 par value
  nil shares issued and outstanding                                    --            --

Common Stock:
  50,000,000 shares authorized, $0.001 par value
  11,406,041 shares issued and outstanding, respectively           11,406        11,406

Additional Paid-in Capital                                        699,299       699,299

Donated Capital                                                   127,152       107,652

Deficit Accumulated During the Development Stage               (1,090,433)   (1,059,926)

Accumulated Other Comprehensive Loss                              (56,767)      (38,196)
                                                                 --------      --------

Total Stockholders' Deficit                                      (309,343)     (279,765)
                                                                 --------      --------

Total Liabilities and Stockholders' Deficit                        60,071        56,639
                                                                 ========      ========


    The accompanying notes are an integral part of these financial statements



                            YzApp International Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                           (expressed in U.S. dollars)
                                   (unaudited)


                                        Six Months Ended              Three Months Ended           Inception
                                           January 31,                    January 31,             (24-Aug-00)
                                        2006        2005            2006              2005          through
                                                  (Restated -                      (Restated -     January 31,
                                                    Note 8)                          Note 8)          2006
                                         $            $               $                $                $
                                      ------        ------          ------           ------         ---------

REVENUE                                -              -              -                 -            16,940
                                      ------        ------          ------           ------         ---------

EXPENSES

Automobile                            11            909             -                367            15,247
Bank charges and interest             790           1,153           60               582            51,994
Depreciation                          1,872         2,624           908              1,359          26,545
Feasibility study                     -             -               -                -              11,814
Interest on long term debt            -             140             -                41             2,608
Loss on disposal of equipment         -             -               -                -              2,017
Management fees (Note 5(a))           19,500        24,000          7,500            12,000         181,334
Marketing                             -             -               -                378            32,479
Office and general                    1,263         5,156           (1,054)          1,643          73,495
Professional fees                     7,071         20,459          3,035            9,973          107,093
Sales and marketing consulting        -             10,566          -                -              264,289
Software development costs            -             -               -                -              278,334
Technical support                     -             -               -                -              18,136
Travel                                -             -               -                -              28,915
Wages and benefits                    -             -               -                -              10,554
Website hosting and server            -             -               -                -              40,227
                                      ------        ------          ------           ------         ---------

TOTAL EXPENSES                        30,507        65,007          10,449           26,343         1,145,081

Less expense recoveries               -             -               -                -              (34,919)
Less interest and other               -             -               -                -              (2,789)
                                      --------      --------        -------          -------        ---------

                                      30,507        65,007          10,449           26,343         1,107,373
                                      --------      --------        -------          -------        ---------

NET LOSS                              (30,507)      (65,007)        (10,449)         (26,343)       (1,090,433)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation
adjustment                            (18,571)      (15,406)        (7,378)          4,953          (56,767)
                                      --------      --------        -------          -------        ---------

COMPREHENSIVE LOSS                    (49,078)      (80,413)        (17,827)         (21,390)       (1,147,200)
                                      --------      --------         -------          -------        ---------

Net Loss Per Share - Basic and
Diluted                                -             -               -               -
                                      --------      --------        -------          -------

Weighted Average Common Stock
Outstanding                           11,406,000    11,386,000      11,406,000       11,386,000




    The accompanying notes are an integral part of these financial statements

                            YzApp International Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                           (expressed in U.S. dollars)
                                   (unaudited)

                                                      Six Months Ended
                                                         January 31,          Accumulated from
                                                    ----------------------     August 24, 2000
                                                     2006          2005      (Date of Inception)
                                                                (Restated -     to January 31,
                                                                  Note 8)           2006
                                                       $             $               $
                                                    -------       -------    ------------------
OPERATING ACTIVITIES

Net loss                                            (30,507)      (65,007)          (1,090,433)

Adjustments to reconcile net loss to net cash:
Depreciation                                          1,872         2,624               26,545
Donated services                                     19,500        24,000              127,152
Loss on disposal of equipment                            --            --                2,017
Debt settled with common stock                           --        10,500
                                                                                        10,500
Expenses paid with common stock                          --            --              169,245

Change in operating assets and liabilities:
Accounts receivable                                      --            --                1,019
Other receivables - taxes                               622         1,815               (6,392)
Prepaid expenses                                         --            --                  480
Accounts payable                                    (11,896)          170              231,350
Due to related parties                                1,380            --               13,552
                                                   --------      --------           ----------
Net Cash Used In Operating Activities               (19,029)      (25,898)            (514,965)
                                                   --------      --------           ----------

INVESTING ACTIVITIES

Software development costs                               --            --              (29,687)
Purchase of property and equipment                       --            --              (34,420)
                                                   --------      --------           ----------

Net Cash Used In Investing Activities                    --            --              (64,107)
                                                   --------      --------           ----------

FINANCING ACTIVITIES

Increase in advances payable                         21,250        17,961               50,815
Net decrease in long-term debt                           --        (4,312)                (588)
Proceeds from issue of common stock                      --            --              529,251
                                                   --------      --------           ----------

Net Cash Provided By Financing Activities            21,250        13,649              579,478
                                                   --------      --------           ----------

Effect of Exchange Rate Changes on Cash                  66         1,147                2,155
                                                   --------      --------           ----------

NET INCREASE (DECREASE) IN CASH                       2,287       (11,102)               2,561

CASH - BEGINNING OF PERIOD                              274        13,063                   --
                                                   --------      --------           ----------

CASH - END OF PERIOD                                  2,561         1,961                2,561
                                                   ========      ========           ==========


Supplemental Disclosures

  Interest paid                                       2,201           621                9,268
  Income taxes paid                                      --            --                   --
                                                   ========      ========           ==========


Non-Cash Financing Activities

  Common stock issued for services                       --            --              169,245
  Common stock issued for debt settlement                --        10,500               10,500
                                                   ========      ========           ==========



    The accompanying notes are an integral part of these financial statements

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                   (unaudited)
                                January 31, 2006


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

     The Company is in the development stage and planned principal activities have commenced, but there has been no revenue generated therefrom. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at January 31, 2006, the Company has a working capital deficiency of $358,473 and has accumulated losses of $1,090,433 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                   (unaudited)
                                January 31, 2006

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

     (f)  Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. At January 31, 2006 and 2005, the only component of comprehensive loss was foreign currency translation adjustments.

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

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                   (unaudited)
                                January 31, 2006

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

          Total software development costs incurred are as follows:

                                                                Six Months     Six Months      Period from
                                                                  Ended          Ended       August 24, 2000
                                                                January 31,    January 31  (Date of Inception)
                                                                   2006           2005     to January 31, 2006
                                                                     $              $                 $
           Software development costs incurred by others             -               -            308,866

           Less:  Software development costs capitalized             -               -             30,532
                                                                -------         -------         ---------

           Software development costs expensed                       -               -            278,334
                                                                =======         =======         =========


          Software development costs capitalized on the balance sheet are $37,756. The difference of $7,224 from the above table is a result of changes in the foreign exchange rate between the Canadian and U.S. dollars.

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

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                   (unaudited)
                                January 31, 2006


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

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                   (unaudited)
                                January 31, 2006

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


3.   Property and Equipment

                                                                       January 31,      July 31,
                                                                           2006           2005
                                                       Accumulated     Net Carrying   Net Carrying
                                          Cost         Depreciation       Value           Value
                                            $               $               $               $

     Computer equipment                  11,758            8,764          2,994          3,284
     Furniture and fixtures               5,089            3,294          1,795          1,968
     Equipment under capital lease       26,398           19,813          6,585          7,222
                                        -------          -------        -------         ------

                                         43,245           31,871         11,374         12,474
                                        =======          =======        =======        =======


4.   Accounts Payable

     At January 31, 2006, the Company was indebted to Inglenet Solutions Inc. ("Inglenet") in the amount of $231,012 (July 31, 2005 - $216,775), which included accrued interest of $53,877 (July 31, 2005 - $50,556) incurred for development of the Company's software. This amount is secured by the source code to the Company's software until the amount owing is repaid in full. Up to July 31, 2004, the Company recognized interest at a rate of 24% per annum. Effective July 31, 2004, no further interest is being accrued. The Company agreed to repay Inglenet instalments of 10% of the outstanding amount per month beginning 3 months after the commercial release of the software.


5.   Related Party Transactions

     (a) In the three months ended January 31, 2006, the Company incurred management fees for ongoing management of the Company's affairs to a director and officer of the Company of $7,500 (2004 - $12,000), all of which was waived and recognized as donated services.

     (b) At January 31, 2006, the Company owed $33,702 (July 31, 2005 - $17,798) to the President of the Company for advances and expenses paid on behalf of the Company. The amount is non-interest bearing, unsecured and due on demand.


6.   Advances Payable


     At January 31, 2006, the Company owed $34,852 to shareholders for cash advances. The amounts are non-interest bearing, unsecured and due on demand.


7.   Stock Option Plan

     During the fiscal year ended July 31, 2004, the Company instituted a stock option plan. Under the terms of the plan, the Company may award options to purchase common shares of the Company, not to exceed 2,000,000 shares. To date, no options have been granted under the plan.

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                   (unaudited)
                                January 31, 2006

8.   Restatements

     (a) The consolidated statement of operations for the three months ended October 31, 2004 has been restated to include $12,000 in additional management fees, all of which were donated.

                                   Three Months Ended
                                       October 31,                   Three Months Ended
                                          2004                           October 31,
                                    (As Originally                          2004
                                       Reported)       Adjustments       (Restated)
                                          $                $                $

         EXPENSES

            Management fees                   -          12,000             12,000

         NET LOSS                      (26,664)        (12,000)           (38,664)




     (b) The consolidated statement of cash flows for the three months ended October 31, 2004 has been restated to include an increase in net loss of $12,000 and an increase in donated services of $12,000.

                                                              Three Months Ended
                                                                 October 31,                     Three Months Ended
                                                                    2004                            October 31,
                                                               (As Originally                          2004
                                                                  Reported)       Adjustments       (Restated)
                                                                      $                $                 $

         OPERATING ACTIVITIES

         Net loss                                                 (26,664)        (12,000)           (38,664)

         Adjustments to reconcile net loss to net cash:
            Donated services                                             -          12,000             12,000




9.   Subsequent Event

     Subsequent to the quarter ended January 31, 2006 the Company completed a share offering and raised $70,000 through the issuance of 140,000 shares at $0.50 per share. The Company intends to raise the additional capital through debt financing and or the sale of its securities. However, no assurances can be given that the Company will be successful in its efforts.

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

We will not begin enhancements outlined in the Version 2 document of the existing software until we raise money. In the interm we continue to seek new clients for both our existing software and customized versions. We will not customize the software for any customers unless the cost of the customization is advanced by a customer. If the cost of the customization is advanced by the customer, we expect to enter into an agreement to provide the customized version exclusively to that customer for a non-recreational equipment market. We will retain the right to market other versions of the software for non-recreational equipment markets and for recreational equipment markets outside Canada.

Highlights of the Quarter

Revenues

With no other active operation, there has been no revenue to report for the current quarter or for the same quarter last year.

Expenses

General and administrative expenses for the quarter ended January 31, 2006 were $2,949 compared to $16,370 for the same quarter in 2005. Lower expenses were largely a result of reduced professional fees and no sales and marketing consulting fees in 2005 which were $ 88,296 in 2004.

Expenses included in this quarter were Management fees of $12,000 which was owed to the President and waived by the President and professional fees of $3,035 which were lower than the $9,973 incurred in 2004.

Depreciation and amortization expense for the three months ended January 31, 2006 was $908 compared to $1,359 for the same period last year.

Net Income (Loss)

Net loss for the three months ended January 31, 2006 was $10,449 compared to a loss of $26,343 for the three months ended January 31, 2005.


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

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues with our basic product offering and no revenues are anticipated until we complete the development of our website and source out customers to buy our products. We believe the technical aspects of our software are sufficiently developed to use for our operations at present. Additional customized versions can be available within 90 days from raising additional capital.

In the event that the commercial introduction of the software is delayed or other problems occur, we must raise cash from sources other than operations. Our only other sources for cash at this time is investments by others in our company and some revenue from consulting fees. In February 2006 we sold 140,000 shares under our SB 2 registration statement raising $70,000. The offering period on the SB-2 offering has expired. As a result further investment in the Company will be by private placement. We must raise cash to implement our project and continue our operations.

We rely heavily on the support of our software outsourcing company, Inglenet Solutions. This company is owed the balance of $162,000 for the original cost of software development. The balance owed to Inglenet and potential interest of $49,146 as of January 31, 2006 is recorded on our balance sheet under Accounts Payable and Accrued Liabilities. To secure our indebtedness to them, they hold the source code. This means that we are unable to make significant changes in the software without their participation. Until we have satisfied this debt, we are required to use their development team for upgrades and customization. This limits our ability to search for competitive quotes or to make any changes or modifications with internal software engineers. There is no payment schedule, however, if we raise sufficient funds, we will make arrangements to satisfy this indebtedness and exclusively hold the source code. Our intention is to repay Inglenet in one lump sum as soon as the funds are available.

If we are unable to; secure a suitable arrangement with our software outsourcing firm for upgrades and customization or enough customers willing to buy the products at higher than the cost of our fixed and variable expenses, we may need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We need more money and we will have to revert to obtaining additional money as described in the paragraph above. Other than as described, we have no other financing plans.

Item 3. Controls and Procedures

The Company's principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of January 31, 2006. They have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

The Company has made no significant changes in its internal controls over financial reporting during the most recent fiscal quarter covered by this Report that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

There were no new legal proceedings during the quarter ended January 31, 2006.

Item 2. - Changes in Securities:    None

Item 3. - Default Upon Senior Securities:     There are no defaults to report.

Item 4. - Submission of Matters to a Vote of Security Holders:         None.

Item 5. - Other Information:         None

Item 6.  Exhibits and Reports On Form 8-K

(a)      Exhibits.

          3.1  -- Articles of Incorporation (1)
          3.2  -- Bylaws (1)
          10.1 -- Agreement and Plan of Reorganization (1)
          10.2 -- Inglenet Professional Services Agreement (1)
          10.3 -- Sawka Group Agreement (2)
          10.4 -- Waiver of Compensation by Brian Jaggard (3)
          31 Certifications of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          32 Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (1)  Incorporated by reference from Form SB-2 filed on January 2, 2004
          (2) Incorporated by reference from Form SB-2 Amendment No. 2 filed on July 8, 2004
          (3) Incorporated by reference from Form SB-2 Amendment No. 5 filed on April 26, 2005



(b) Reports on Form 8-K - The Company filed no reports on Form 8K during the quarter ended January 31, 2006.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: March 20, 2006             YZAPP INTERNATIONAL INC.
                                      (Registrant)

                                 By:  /s/ Brian Jaggard
                                      ------------------------
                                      Brian Jaggard,
                                      Chief Financial Officer, President and CEO
