Form 10QSB
period 2006-04-30
YZAPP INTERNATIONAL INC
filed 2006-06-14
CIK 1273385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                   FORM 10-QSB


     [X] Quarterly Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934


          For the quarterly period ended April 30, 2006


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


                             Suite 500, Park Place
                               666 Burrard Street
                             Vancouver, BC V6C 3P6
                     --------------------------------------
                    (Address of principal executive offices)


                                  604 868 0264
                                  ------------
                           (Issuer's telephone number)


                 6584 Willoughby Way, Langley, British Columbia,
                                 Canada V2Y 1K4
    -------------------------------------------------------------------------
   (Former Name, Address and Former Fiscal Year, if Changed Since Last Report)


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [X]   No  [ ]


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes [ ]   No [ ]


Common Stock of 50,000,000 authorized at $0.001 par value, 11,546,041 shares were outstanding as of June 12, 2006.

                            YZAPP INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

PART I. FINANCIAL INFORMATION                                             Page


Item 1. Financial Statements

     Consolidated Balance Sheets at April 30, 2006 (Unaudited) and
     July 31, 2005 (Audited)                                               F-1

     Consolidated  Statements of Operations (Unaudited) for the nine
     months ended April 30, 2006 and 2005                                  F-2

     Consolidated  Statements of Cash Flows (Unaudited) for the nine
     months ended April 30, 2006 and 2005                                  F-3

     Consolidated Statement of Changes in Stockholders' Deficit
     Accumulated from August 24, 2000 (Date of Inception) to
     April 30, 2006                                                        F-4

     Notes to Consolidated Financial Statements                            F-5

Item 2. Managements' Discussion and Analysis of Financial Condition and
        Results of Operations                                               11

Item 3. Controls and Procedures                                             13

PART II. OTHER INFORMATION                                                  13

Item 4. Legal Proceedings                                                   13

Item 5:  Subsequent Events                                                  13

Item 6. Exhibits and Reports on Form 8-K                                    14

Signatures                                                                  15

ITEM 1. Financial Statements
YZAPP INTERNATIONAL INC.
 (a Nevada Corporation)


                            YzApp International Inc.
                          (A Development Stage Company)
                           (expressed in U.S. dollars)
                                   (unaudited)
                                 April 30, 2006




                                      Index


Consolidated Balance Sheets..............................................F-1

Consolidated Statements of Operations....................................F-2

Consolidated Statements of Cash Flows....................................F-3

Consolidated Statement of Changes in Stockholders' Deficit...............F-4

Notes to the Consolidated Financial Statements...........................F-5

                            YzApp International Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                           (expressed in U.S. dollars)

                                                                  April 30,       July 31,
                                                                    2006           2005
                                                                 (unaudited)     (audited)
                                                                       $             $
                                                                  ----------     ---------
                                       ASSETS
Current Assets

  Cash                                                                30,848           274
  Other receivables - taxes                                            8,613         8,462
                                                                  ----------       -------

Total Current Assets                                                  39,461         8,736

Property and Equipment (Note 3)                                       10,744        12,474
Software Development Costs (Note 2 (j))                               38,809        35,429
                                                                  ----------       -------

Total Assets                                                          89,014        56,639
                                                                  ----------       -------


                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable and accrued liabilities (Note 4)                  300,023       293,842
  Due to related parties (Note 5(b))                                  34,642        17,798
  Advances payable (Note 6)                                            9,964        12,264
  Current portion of long-term debt                                       --        12,500
                                                                  ----------       -------

Total Liabilities                                                    344,629       336,404
                                                                  ----------       -------
Contingencies and Commitments (Note 1)

                               STOCKHOLDERS' DEFICIT

Preferred Stock:
  1,000,000 authorized, $0.001 par value
  nil shares issued and outstanding                                       --            --

Common Stock:
  50,000,000 shares authorized, $0.001 par value
  11,546,041 shares issued and outstanding, respectively              11,546        11,406

Additional Paid-in Capital                                           769,159       699,299

Donated Capital                                                      134,652       107,652

Deficit Accumulated During the Development Stage                  (1,107,533)   (1,059,926)

Accumulated Other Comprehensive Loss                                 (63,439)      (38,196)
                                                                 -----------      --------

Total Stockholders' Deficit                                         (255,615)     (279,765)
                                                                 -----------      --------

Total Liabilities and Stockholders' Deficit                           89,014        56,639
                                                                 ===========      ========



    The accompanying notes are an integral part of these financial statements


                            YzApp International Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                           (expressed in U.S. dollars)
                                   (unaudited)

                                                                                                   Inception
                                                  Nine Months Ended        Three Months Ended     (24-Aug-00)
                                                       April 30,                April 30,            through
                                                  2006         2005        2006          2005    April 30, 2006
                                                    $           $            $            $             $
REVENUE                                                -            -            -           -        16,940
                                                 -------     --------     --------    --------     ---------
EXPENSES

Automobile                                            11          913            -           4        15,247
Bank charges and interest                            861        1,942           71         789        52,065
Depreciation                                       2,779        3,954          907       1,330        27,452
Feasibility study                                      -            -            -           -        11,814
Interest on long term debt                             -          144            -           4         2,608
Loss on disposal of equipment                          -            -            -           -         2,017
Management fees (Note 5(a))                       27,000       36,000        7,500      12,000       188,834
Marketing                                              -            -            -           -        32,479
Office and general                                 1,028        6,502        (235)       1,346        73,260
Professional fees                                 13,108       25,839        6,037       5,380       113,130
Sales and marketing consulting                         -       10,615            -          49       264,289
Software development costs                             -            -            -           -       278,334
Technical support                                      -            -            -           -        18,136
Travel                                                 -            -            -           -        28,915
Public listing costs                               2,820            -        2,820           -         2,820
Wages and benefits                                     -            -            -           -        10,554
Website hosting and server                             -            -            -           -        40,227
                                                 -------     --------     --------    --------     ---------
TOTAL EXPENSES                                    47,607       85,909       17,100      20,902     1,162,181

Less expense recoveries                                -            -            -           -      (34,919)
Less interest and other                                -            -            -           -       (2,789)
                                                 -------     --------     --------    --------     ---------

                                                  47,607       85,909       17,100      20,902     1,124,473
                                                 -------     --------     --------    --------     ---------
NET LOSS                                        (47,607)     (85,909)     (17,100)    (20,902)   (1,107,533)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustment         (25,243)     (11,232)      (6,672)       4,174      (63,439)
                                                ========     ========     ========    ========    =========

COMPREHENSIVE LOSS                              (72,850)     (97,141)     (23,772)    (16,728)   (1,170,972)
                                                ========     ========     ========    ========    =========

Net Loss Per Share - Basic and Diluted                 -            -            -           -
                                                ========     ========     ========    ========

Weighted Average Common Stock
Outstanding                                   11,440,913   11,393,000   11,513,007  11,406,041

    The accompanying notes are an integral part of these financial statements


                            YzApp International Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                           (expressed in U.S. dollars)
                                   (unaudited)


                                                                           Accumulated from
                                                      Nine Months Ended     August 24, 2000
                                                          April 30,       (Date of Inception)
                                                    ---------------------    to April 30,
                                                      2006         2005         2006
                                                        $            $            $
                                                   --------      --------- ------------------
  OPERATING ACTIVITIES

  Net loss                                          (47,607)     (85,909)     (1,107,533)

  Adjustments to reconcile net loss to net cash:
  Depreciation                                        2,779        3,954          27,452
  Donated services                                   27,000       36,000         134,652
  Loss on disposal of equipment                           -            -           2,017
  Debt settled with common stock                          -       10,500          10,500
  Expenses paid with common stock                         -            -         169,245

  Change in operating assets and liabilities:
  Accounts receivable                                     -            -           1,019
  Other receivables - taxes                             624        1,308          (6,390)
  Prepaid expenses                                        -            -             480
  Accounts payable                                  (20,791)       7,081         222,455
  Due to related parties                              1,384        7,515          13,556
                                                  ---------     --------      ----------
  Net Cash Used In Operating Activities             (36,611)     (19,551)       (532,547)
                                                  ---------     --------      ----------
  INVESTING ACTIVITIES

  Software development costs                              -            -         (29,687)
  Purchase of property and equipment                      -            -         (34,420)
                                                  ---------     --------      ----------
  Net Cash Used In Investing Activities                   -            -         (64,107)
                                                  ---------     --------      ----------
  FINANCING ACTIVITIES

  Increase in advances payable                       (3,294)      11,753          26,271
  Net decrease in long-term debt                          -       (4,312)           (588)
  Proceeds from issue of common stock                70,000            -         599,251
                                                  ---------     --------      ----------
  Net Cash Provided By Financing Activities          66,706        7,441         624,934
                                                  ---------     --------      ----------
  Effect of Exchange Rate Changes on Cash               479          786           2,568
                                                  ---------     --------      ----------
  NET INCREASE (DECREASE) IN CASH                    30,574      (11,324)         30,848

  CASH - BEGINNING OF PERIOD                            274       13,063               -
                                                  ---------     --------      -----------

  CASH - END OF PERIOD                            $  30,848    $   1,739    $     30,848
                                                  =========    =========    ============
  Supplemental Disclosures

    Interest paid                                     2,201          621           9,268
    Income taxes paid                                     -            -               -
                                                  =========    =========    ============
  Non-Cash Financing Activities

    Common stock issued for services                      -            -         169,245
    Common stock issued for debt settlement               -       10,500          10,500
                                                  =========    =========    ============

    The accompanying notes are an integral part of these financial statements

                            YzApp International Inc.
                          (A Development Stage Company)
           Consolidated Statement of Changes in Stockholders' Deficit
     Accumulated from August 24, 2000 (Date of Inception) to April 30, 2006
                           (expressed in U.S. dollars)



                                                                                   Deficit
                                                                                 Accumulated    Accumulated         Total
                                      Common Stock       Additional                 During         Other        Stockholders'
                                  ----------------------- Paid-In     Donated    Development   Comprehensive   equity (Deficit)
                                  # of Shares   Amount    Capital     Services      Stage      Income (Loss)

Balance - July 31, 2005            11,406,041   $  11,406 $  699,299   $ 107,652 $(1,059,926)   $  (38,196)     $  (279,765)

Issuance of stock                                             69,860
-February 2006                        140,000         140                      -           -             -           70,000

Donated services                            -           -          -      27,000           -             -           27,000

Net loss for the period                     -           -          -           -     (47,607)            -          (47,607)

Foreign currency translation                -           -          -           -           -       (25,243)         (25,243)
                                   ----------   --------- ----------   --------- -----------    ----------      -----------
Balance - April 30, 2006
(unaudited)                        11,546,041   $  11,546 $  769,159   $ 134,652 $(1,107,533)   $  (63,439)     $  (255,615)
                                   ==========   ========= ==========   ========= ===========    ==========      ===========



    The accompanying notes are an integral part of these financial statements

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                   (unaudited)
                                 April 30, 2006

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

     The Company is in the development stage and planned principal activities have commenced, but there has been no revenue generated therefrom. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at April 30, 2006, the Company has a working capital deficiency of $305,168 and has accumulated losses of $1,107,533 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

     On August 23, 2005, the Company had its SB-2 Registration Statement declared effective by the United States Securities and Exchange Commission, which allows the Company to sell 3,000,000 shares of common stock at $0.50 per share to raise approximate net proceeds of $1,350,000 after all offering costs. During the quarter 140,000 shares were issued at $0.50 per share for gross proceeds of $70,000.


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

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                   (unaudited)
                                 April 30, 2006

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

     (f)  Comprehensive Loss SFAS

          No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. At April 30, 2006 and 2005, the only component of comprehensive loss was foreign currency translation adjustments.

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

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                   (unaudited)
                                 April 30, 2006

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

          Total software development costs incurred are as follows:

                                                         Nine Months      Nine Months        Period from
                                                            Ended            Ended          August 24, 2000
                                                           April 30,        April 30,     (Date of Inception)
                                                             2006             2005         to April 30, 2006
                                                               $                $                 $

           Software development costs incurred by others        -               -            308,866

           Less:  Software development costs capitalized        -               -             30,532
           ------------------------------------------------------------------------------------------------

           Software development costs expensed                  -               -            278,334
           ------------------------------------------------------------------------------------------------

          Software development costs capitalized on the balance sheet are $38,809. The difference of $8,277 from the above table is a result of changes in the foreign exchange rate between the Canadian and U.S. dollars.

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

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                   (unaudited)
                                 April 30, 2006

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

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                   (unaudited)
                                 April 30, 2006


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

3.   Property and Equipment

                                                                  April 30,       July 31,
                                                                    2006           2005
                                                Accumulated     Net Carrying   Net Carrying
                                       Cost     Depreciation       Value           Value
                                         $           $               $               $

     Computer equipment               12,086        9,258          2,828          3,284
     Furniture and fixtures            5,231        3,535          1,696          1,968
     Equipment under capital lease    27,134        20914          6,220          7,222
     -----------------------------------------------------------------------------------------
                                      44,451       33,707         10,744         12,474
     =========================================================================================

4.   Accounts Payable

     At April 30, 2006, the Company was indebted to Inglenet Solutions Inc. ("Inglenet") in the amount of $237,455 (July 31, 2005 - $216,775), which included accrued interest of $55,379 (July 31, 2005 - $50,556) incurred for development of the Company's software. This amount is secured by the source code to the Company's software until the amount owing is repaid in full. Up to July 31, 2004, the Company recognized interest at a rate of 24% per annum. Effective July 31, 2004, no further interest is being accrued. The Company agreed to repay Inglenet instalments of 10% of the outstanding amount per month beginning 3 months after the commercial release of the software. The company is currently negotiating a revised settlement.


5.   Related Party Transactions

     (a) In the three months ended April 30, 2006, the Company incurred management fees for ongoing management of the Company's affairs to a director and officer of the Company of $7,500 (2004 - $12,000), all of which was waived and recognized as donated services.

     (b) At April 30, 2006, the Company owed $34,642 (July 31, 2005 - $17,798)
         to the President of the Company for advances and expenses paid on behalf of the Company. The amount is non-interest bearing, unsecured and due on demand.

6.   Advances Payable

     At April 30, 2006, the Company owed $9,964 to shareholders for cash advances. The amounts are non-interest bearing, unsecured and due on demand.

7.   Stock Option Plan

     During the fiscal year ended July 31, 2004, the Company instituted a stock option plan. Under the terms of the plan, the Company may award options to purchase common shares of the Company, not to exceed 2,000,000 shares. To date, no options have been granted under the plan.

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                   (unaudited)
                                 April 30, 2006

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

Overview
--------
Our operation activities have been related primarily to the research, development and marketing of our interactive credit application called the Intelligent Credit Application or "ICA". There are two versions of this application, one for use by retailers and financial institutions and another simplified version for consumers or those unfamiliar with computers or software. These two versions are called the ICA Business Office also known as SalesMax and the ICA Weblink respectively. We are no longer conducting research as our user acceptance testing was completed on August 31, 2004. The results of the testing indicated that the dealers could connect with, and use as intended, the Intelligent Credit Application. The dealers requested a number of enhancements so that the software would be easier to use and could print additional documents. The full results of the user acceptance testing and desired enhancements are contained in a document that is ready for programmers to use in programming the required modifications. Our marketing activities are conducted by Brian Jaggard and Douglas Dunn on a voluntary basis.

Along with the efforts of our own staff, we rely on a third party to market and sell our products. We currently maintain an agreement with a third-party The Sawka Group, regarding the marketing and distribution of our software. The contractual agreement gives the Sawka group exclusive rights to market the SalesMax version of the Intelligent Credit Application to recreational equipment dealers in Canada. In return, YzApp may collect user and administration fees for the use of the software from Sawka dealers who would use the Intelligent Credit Application. We anticipate that sales after our launch will begin cash flow within 12 months. We currently have no sales commitments, however we continue to work with the Sawka Group on several marketing options and strategies. As we develop different markets further modification of the software may be required. We have been working in the past quarter and expect to continue to develop the Modification Requirements document.

We will not begin enhancements outlined in the Version 2 document of the existing software until we raise additional funds. In the interim we continue to seek new clients for both our existing software and customized versions. We will not customize the software for any customers unless we receive an advance for the cost of the customization. Once the advance is received for the customization, we expect to enter into an agreement to provide the customized version exclusively to that customer for a non-recreational equipment market. We will retain the right to market other versions of the software for non-recreational equipment markets and for recreational equipment markets outside Canada.

Highlights of the Quarter

Revenues
--------
With no other active operation, there has been no revenue to report for the current quarter or for the same quarter last year.

Expenses
--------
General and administrative expenses (excluding management fees) for the quarter ended April 30, 2006 were $9,600 compared to $8,902 for the same quarter in 2005. The increase relates primarily to public listing costs of $2,820 and other costs in connection with the finalization of the SB-2 registration and the issuance of shares. This increase was offset by a reversal of office expenses.

Expenses included in this quarter were Management fees of $7,500 which was owed to the President and waived by the President and professional fees of $6,037 which include accounting and auditor review expenses incurred in the quarter.

Depreciation and amortization expense for the three months ended April 30, 2006 was $948 compared to $1,359 for the same period last year.

Net Income (Loss)
-----------------
The loss for the nine months ended April 30, 2006 was $47,607 compared to a loss of $85,909 for nine months ended April 30, 2005. The lower loss is a result of lower management fees, lower professional fees and the elimination of consulting expenses as management continues it's efforts to reduce costs while it develops its business.

Liquidity and Capital Resources
-------------------------------
Any company such as ours faced with liquidity pressures can be expected to make internal adjustments to maximize near-term cash flow. Management has reduced costs by carrying out the following. Reduction in executive compensation, obtaining, at no charge, the expertise of current shareholders, friends and family in several areas of the business. We have also reduced over all operational cost via relocation of our server and other elements of our operation. We are reducing capital expenditures by delaying the purchase of equipment such as additional servers and other hardware.

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

In the event that the commercial introduction of the software is delayed or other problems occur, we must raise cash from sources other than operations. Our only other sources for cash at this time include shareholder advances and the issuance of shares. In February 2006 we sold 140,000 shares under our SB 2 registration statement raising $70,000. The offering period on the SB-2 offering has expired. As a result further investment in the Company will be by private placement. We must raise cash to implement our project and continue our operations.

We rely heavily on the support of our software outsourcing company, Inglenet Solutions. This company is owed the balance of $237,455, which includes $162,000 for the original cost of software development. The balance owed to Inglenet which includes interest of $49,146 and other expenses, is recorded on our balance sheet under Accounts Payable and Accrued Liabilities. To secure our indebtedness to them, they hold the source code. This means that we are unable to make significant changes in the software without their participation. Until we have satisfied this debt, we are required to use their development team for upgrades and customization. This limits our ability to search for competitive quotes or to make any changes or modifications with internal software engineers. There is no payment schedule, however, if we raise sufficient funds, we will make arrangements to satisfy this indebtedness and exclusively hold the source code. Our intention is to repay Inglenet in one lump sum as soon as the funds are available.

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

The Company requires additional capital to develop its operations. Other than the methods of funding discussed above, we have no other financing plans.

Item 3. Controls and Procedures

The Company's principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of April 30, 2006. They have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

The Company has made no significant changes in its internal controls over financial reporting during the most recent fiscal quarter covered by this Report that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There were no new legal proceedings during the quarter ended April 30, 2006.

Item 2. - Changes in Securities:    None

Item 3. - Default Upon Senior Securities:     There are no defaults to report.

Item 4. - Submission of Matters to a Vote of Security Holders:   None.

Item 5.  Other Information:   None

Item 6.  Exhibits and Reports On Form 8-K

(a)      Exhibits.

         3.1   -- Articles of Incorporation (1)
         3.2   -- Bylaws (1)
         10.1  -- Agreement and Plan of Reorganization (1)
         10.2  -- Inglenet Professional Services Agreement (1)
         10.3  -- Sawka Group Agreement (2)
         10.4  -- Waiver of Compensation by Brian Jaggard (3)
         31    -- Certifications of CEO and CFO pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002
         32    -- Certifications of CEO and CFO  pursuant to 18 U.S.C. Section
                  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (1)  Incorporated by reference from Form SB-2 filed on January 2, 2004
     (2) Incorporated by reference from Form SB-2 Amendment No. 2 filed on July 8, 2004
     (3) Incorporated by reference from Form SB-2 Amendment No. 5 filed on April 26, 2005


(b) Reports on Form 8-K - The Company filed no reports on Form 8K during the quarter ended April 30, 2006.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 14, 2006                        YZAPP INTERNATIONAL INC.
                                                 (Registrant)

                                           By: /s/ Brian Jaggard
                                               ------------------------
                                               Brian Jaggard,
                                               Chief Financial Officer,
                                               President and CEO