Form 10KSB
period 2006-07-31
YZAPP INTERNATIONAL INC
filed 2006-10-30
CIK 1273385

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 2006.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission file number __________

                            YzApp International Inc.
                            ------------------------
                 (Name of small business issuer in its charter)


            Nevada                                           n/a
-------------------------------                       ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification No.)


      Suite 500-666 Burrard Street                                   V6C 3P6
   Vancouver, British Columbia CANADA
----------------------------------------                            -----------
(Address of principal executive offices)                            (Zip Code)


                  ---------------------------------------------
                  (Former Name, Address and Former Fiscal Year,
                          if Changed Since Last Report)

Issuer's telephone number, including area code: 604-868-0264

Securities registered under Section 12(b) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                    [ ] Yes [X] No

Issuer's revenues for the fiscal year ended July 31, 2006 were $0.

The aggregate market value of the voting stock held by non-affiliates of the company on October 27, 2006 was Nil (see . Part II, Item 5 - Market for the Common Equity and Related Stockholder Matters).

The number of shares outstanding of the issuer's common stock as at October 27, 2006 was 11,546,041.
                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format   Yes [  ]   No  [X]

                                     PART I
                                     ------

Item 1.  Business
         --------
General

YzApp International Inc. (the "Company") was originally incorporated in the State of Nevada on December 26, 2002. Effective October 15, 2003, the Company acquired all the outstanding common stock of YzApp Solutions Inc. ("Solutions"), a Company under common control. Prior to the acquisition the Company was a non-operating shell corporation with nominal net assets. The acquisition was a capital transaction in substance and therefore was accounted for as a reverse acquisition.

The Company is based in Vancouver, British Columbia, Canada and its primary business is the development of software allowing the Company to act as an application service provider acting as a conduit between retailers and financial institutions.

The Company is in the development stage and planned principal activities have commenced but no revenue generated therefrom. In a development stage company, management denotes most of its activities to developing a market for its products and services. These financial services have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenue and has never paid any dividends. The company is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations.

The Company intends to maintain its corporate existence and continue filing its required reports pursuant to the Securities Exchange Act while it re-evaluates its software development financing business plan and seeks out other business opportunities.


Business overview

Our firm is an application service provider of software solutions delivered via the Internet. Our current product is a credit application completion software named the Intelligent Credit Application. We developed this credit application software by codifying the decision-making process of a live credit analyst. We developed the software for credit applications used in the retail automotive market and the motorized recreational equipment market.

The Company has conducted marketing of our services in Canada and has not made any sales in the United States. We have bid on an international project but did not receive a response from the vendor. We do not currently have any customers or prospective customers for our software other than the Sawka Group. In August of 2006, Sawka began an evaluation of our software to determine if it was suitable for modification for their mortgage initiative. We have not received the results of their evaluation to date.

It had been desirable for YzApp to market and sell our services to a limited number of customers since we are using the experience and feedback from these customers, referred to as user acceptance testing, to document future improvements and modifications we would like to incorporate into our software. User acceptance testing was completed on August 31, 2004. The user acceptance testing was conducted informally under verbal agreements with four dealers without compensation to the dealers. The results of the testing indicated that the dealers could connect with, and use as intended, the Intelligent Credit Application. The dealers requested a number of enhancements so that the software would be easier to use and could print additional documents. The full results of the user acceptance testing and desired enhancements are contained on YzApp's Version 2 document.

There are two versions of the software, first the Intelligent Credit Application for use by automobile dealers and the second is called SalesMax, which is a customized version of the ICA for use by the motorized recreational equipment market. In addition to these products, there are thick client versions of the software for use by dealers and brokers and thin client versions for use by consumers. Thick client installs software onto a dealer or broker's personal computer while the thin client can be operated from a web browser such as Microsoft's Internet Explorer.

A "thick" client is a version of the ICA software that loads a small amount of software onto the customer's personal computer. This version is used by dealers and has administrative functions. The "thin" client is a simplified version of the ICA software that is designed for retail customers to use so that they can submit their credit information to dealers, it runs as an Internet application and does not download any software to the users computer. The dealers then use the "thick" client to review the credit applications from the "thin" client applications as well as input new credit applications. Only the "thick" client application has the ability to review and modify credit applications and then submit the credit applications to a financial institution.

Most retailers of automobiles and recreational equipment products have access to indirect lending sources. Indirect lenders are financial institutions that finance automobiles and equipment without the buyer visiting the financial institution directly. The retailers are also known as dealers. The dealers are required to gather the credit application information and submit this information to the financial institutions for approval. The financial institutions are also known as lenders.

It is assumed that dealers prefer to use indirect lenders is because they are more likely to complete a sale of their product if they can assist the buyer with financing. The majority of automobile and recreational equipment purchases are financed since most consumers do not have cash available to purchase these products. Dealers also prefer to use indirect lenders because they have to opportunity to add insurance and extended service products to the retail finance and lease contracts. Insurance and warranty companies pay the dealers a commission based on the sale of these products.

All versions of our software gather information that either paper-based or electronic credit applications require in order for a lender to make a credit decision. Our software contains electronic versions of the lenders credit applications so that the information we gather from applicants can be transposed to the specific credit applications used by the lenders. The licensee of our software then may submit to the lender of choice. The credit application will be sent to the lender in either a paper or electronic fax format. Lenders may also choose to receive the information electronically directly into their own credit systems. We will use Simple Object Access Protocol, otherwise known as SOAP to transfer data from our system to lenders systems.

The Company owns the ICA technology with limited use and as such is currently reviewing and evaluating potential business opportunities in the software and financial services sectors.

Government Regulation; Government Approval

The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally.

Research and Development Costs

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

Total software development costs incurred are as follows:

                                                                                    Period from August
                                                      Year Ended       Year Ended    24, 2000 (Date of
                                                      July 31,         July 31,     Inception) to July
                                                        2006              2005          31, 2006
                                                          $                $                 $

Software development costs incurred by others                -               -            308,866

Less:  Software development costs capitalized                -               -             30,532
--------------------------------------------------------------------------------------------------------

Software development costs expensed                          -               -            278,334
========================================================================================================


Software development costs capitalized on the balance sheet are $38,306. The difference of $7,774 from the above table is a result of changes in the foreign exchange rate between the Canadian and U.S. dollars.


Costs and Effects of Compliance with Environmental Laws

The Company is not involved in a business that involves the use of materials in a manufacturing stage where such materials are likely to result in the violation of any existing environmental rules and/or regulations. Further, while the Company does own real property it is unlikely that its own ownership would lead to liability as a landowner. Therefore, the Company does not anticipate that there will be any costs associated with the compliance of environmental laws and regulations.

Intellectual Property

The intellectual property of our company is the unique expert system developed by ourselves. The software is protected by a source code that is currently held by Inglenet. The Intelligent Credit Application decision logic was developed by Brian Jaggard with the assistance of faculty members from Simon Fraser University. Faculty members were used in an advisory capacity with no compensation rewarded or expected. An early design evaluation of the software was completed by Orbital Technologies in Vancouver, BC at the request and expense of Mr. Jaggard. The early design was rudimentary and used the evaluation was to prove the ICA concept and practicality of further development. Orbital Technologies holds no rights to the intellectual property of the ICA, and has no contracts or other relationship with YzApp. Thereafter Inglenet Solutions Inc. developed the initial product requirements document. Upon approval of this document by YzApp, Inglenet was then contracted to produce Technical Design and User Interface Screenflow documents. Once these documents were completed, programmers from Inglenet were then able to begin software development.

Although our company has ownership of the software systems developed for us by Inglenet, Inglenet will hold the source code for the software until we have completed payment for the software development. This means that we rely on Inglenet for any changes or modifications to the current system.

Employees and Officers

As of July 31, 2006, the Company had two officers, Brian Jaggard and Douglas Dunn, active. There are no employees represented by a labor union or are covered by a collective bargaining agreement.

Item 2.  Description of Properties.
         --------------------------

The Company currently does not own any properties. The offices located at Suite 500, 666 Burrard Street, Vancouver, BC, Canada V6C 3P6 are rented on a month-by-month rental basis. The cost of the office is included in the fees paid or accrued to Q4 Financial Group Inc.

We have not entered into any agreements to acquire any properties.

Item 3.  Legal Proceedings.
         ------------------

Management does not have knowledge of any material litigation pending, threatened or contemplated, or unsatisfied judgments against the Company or its affiliates, or any proceedings in which the Company or its affiliates is a party. Similarly, management is without knowledge as to any legal actions pending or threatened or judgments entered against the Company's executive officers and directors in their capacity as such, other than to the extent such individuals are named in the above actions.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

No matters were submitted to the vote of the holders of the Company's securities during the year ended July 31, 2006.



Part II

Item 5.  Market for the Common Equity and Related Stockholder Matters.
         -------------------------------------------------------------

Market Price of the Company's Common Stock

At the date of this filing there is no market for the Company's common stock. Our common stock received trading approval by the NASD on October 25, 2006. Upon receiving a CUSIP number and trading symbol, the common stock will commence trading.

As of October 27, 2006 we had 11,546,041 shares of common stock outstanding held by approximately 68 record holders. The Company estimates that approximately 66 beneficial holders hold its common stock.

Dividend Policy

We have never declared or paid a cash dividend on our common stock. It is our present policy to retain earnings, if any, to finance the development and growth of our business. Accordingly, we do not anticipate that cash dividends will be paid until our earnings and financial condition justify such dividends, and there can be no assurance that we can achieve such earnings.

Equity Compensation Plans

We do not have any equity compensation plans as of the date of this report.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

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

Along with the efforts of our own staff, we rely on a third party to market and sell our products. We currently maintain an agreement with a third-party The Sawka Group, regarding the marketing and distribution of our software. The contractual agreement gives the Sawka group exclusive rights to market the SalesMax version of the Intelligent Credit Application to recreational equipment dealers in Canada. In return, YzApp may collect user and administration fees for the use of the software from Sawka dealers who would use the Intelligent Credit Application. We anticipate that sales after our launch will begin cash flow within 12 months. We currently have no sales commitments, however we continue to work with the Sawka Group on several marketing options and strategies. The Sawka Group began an evaluation of our software for use in their mortgage initiative in August 2006. We have not received a response to or results of their evaluation to date.

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

Highlights of the Year Ended July 31, 2006

Revenues
--------
With no other active operation, there has been no revenue to report for the current year or for the previous year.

Expenses
--------
General and administrative expenses (excluding management fees) for the year ended July 31, 2006 were $67,157 compared to $113,985 for the previous year end. This includes a public listing cost of $3,522 and connection with the finalization of the SB-2 registration and the issuance of shares. The decrease in expenses is primarily due to lower professional fees and lower sales and marketing.

Expenses included in this quarter were Management fees of $34,500 which was owed to the President and waived by the President and professional fees of $20,705 which include accounting and auditor review expenses incurred.

Depreciation and amortization expense for the year ended July 31, 2006 was $943 compared to $2,624 for the previous year.

Net Income (Loss)
-----------------
The loss for the year ended July 31, 2006 was $67,157 compared to a loss of $113,985 for previous year. The lower loss is a result of lower management fees, lower professional fees and the elimination of consulting expenses as management continues its efforts to reduce costs while it develops its business.

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

In the event that the commercial introduction of the software is delayed or other problems occur, we must raise cash from sources other than operations. Our only other sources for cash at this time include shareholder advances and the issuance of shares. In February 2006 we sold 140,000 shares under our SB-2 registration statement raising $70,000. The offering period on the SB-2 offering has expired. As a result further investment in the Company will be by private placement. We must raise cash to implement our project and continue our operations.

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

Management continues to manage costs while simultaneously exploring new business opportunities for the Company.

Item 3. Controls and Procedures
        -----------------------

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

Critical accounting policies
----------------------------

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements. Note that our preparation of this Annual Report on Form 10-KSB and the Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Recent Accounting Pronouncements
--------------------------------

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

The FASB has also issued SFAS No. 151 and 152 but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.

Risks and Uncertainties
-----------------------

Our business plan is dependent upon opportunities that we identify. The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop a business. There can be no assurance that the Company will successfully address these challenges.

The Company has incurred losses from operations since inception on August 24, 2000 and as at July 31, 2006, had an accumulated deficit in shareholders' equity of $264,260.

The Company also considers from time to time opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. Such acquisitions, investments, joint ventures or other business initiatives may involve significant commitments of financial and other resources of the Company. There can be no assurance that any such activity will be successful in generating revenue, income or other returns to the Company, or that financial or other resource committed to such activities will not be lost.

Item 7.  Financial Statements and Supplementary Data.



                            YzApp International Inc.
                          (A Development Stage Company)

                                  July 31, 2006




                                                                          Index


Report of Independent Registered Public Accounting Firm.....................F-2

Consolidated Balance Sheets.................................................F-3

Consolidated Statements of Operations.......................................F-4

Consolidated Statements of Cash Flows.......................................F-5

Consolidated Statements of Stockholders' Deficit............................F-6

Notes to the Consolidated Financial Statements..............................F-8

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders
YzApp International Inc.


We have audited the accompanying consolidated balance sheets of YzApp International Inc. (a development stage company) as of July 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended and for the period from August 24, 2000 (date of incorporation) to July 31, 2006. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2006 and July 31, 2005, and the results of their operations and their cash flows for the years then ended and for the period from August 24, 2000 (date of incorporation) to July 31, 2006 in conformity with generally accepted accounting principles used in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced accumulated losses and has had no material revenue producing operations to date. The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital, achieve profitable operations or to merge with a revenue producing venture partner. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.








                                                   /s/ N.I. Cameron Inc.
                                                   ---------------------
VANCOUVER, B.C.                                    CHARTERED ACCOUNTANTS
October 25, 2006

                                             YzApp International Inc.
                                           (A Development Stage Company)
                                            Consolidated Balance Sheets
                                            (expressed in U.S. dollars)
                                                   July 31, 2006

                                                                            July 31,       July 31,
                                                                              2006           2005
                                                                          -----------    -----------

                                       ASSETS

Current Assets

  Cash                                                                    $    14,979    $       274
  Other receivables - taxes                                                     8,502          8,462
                                                                          -----------    -----------

Total Current Assets                                                           23,481          8,736

Property and Equipment (Note 5)                                                 9,669         12,474
Software Development Costs (Note 2 (j))                                        38,306         35,429
                                                                          -----------    -----------

Total Assets                                                              $    71,456    $    56,639
                                                                          -----------    -----------


                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable and accrued liabilities (Note 6)                       $   293,109    $   293,842
  Due to related parties (Note 3(c))                                           32,772         17,798
  Advances payable (Note 4)                                                     9,835         12,264
  Current portion of long-term debt                                                --         12,500
                                                                          -----------    -----------

Total Current Liabilities                                                     335,716        336,404
                                                                          -----------    -----------


Contingencies and Commitments (Note 1)

                               STOCKHOLDERS' DEFICIT

Preferred Stock:
  1,000,000 authorized, $0.001 par value
  nil shares issued and outstanding                                                --             --

Common Stock: (Note 8)
  50,000,000 shares authorized, $0.001 par value
  11,546,041 and 11,406,041 shares issued and outstanding, respectively        11,546         11,406

Additional Paid-in Capital                                                    769,159        699,299

Donated Capital (Note 3)                                                      142,152        107,652

Deficit Accumulated During the Development Stage                           (1,127,083)    (1,059,926)

Accumulated Other Comprehensive Loss                                          (60,034)       (38,196)
                                                                          -----------    -----------

Total Stockholders' Deficit                                                  (264,260)      (279,765)
                                                                          -----------    -----------

Total Liabilities and Stockholders' Deficit                               $    71,456    $    56,639
                                                                          ===========    ===========



    The accompanying notes are an integral part of these financial statements
                                      F-3


                            YzApp International Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                           (expressed in U.S. dollars)
                                  July 31, 2006


                                                                          Accumulated from
                                                                           August 24, 2000
                                                                              (Date of
                                                    Years Ended             Inception) to
                                                      July 31,              July 31, 2006
                                             ----------------------------    ------------
                                                 2006             2005
REVENUE                                      $         --    $         --    $     16,940
                                             ------------    ------------    ------------
EXPENSES

   Automobile                                          11             914          15,247
   Bank charges and interest                          943           2,624          52,147
   Depreciation                                     3,741           5,272          28,414
   Feasibility study                                   --              --          11,814
   Interest on long term debt                          --             144           2,608
   Loss on disposal of equipment                       --              --           2,017
   Management fees (Note 3)                        34,500          48,000         196,334
   Marketing                                           --              --          32,479
   Office and general                               3,735           6,752          75,967
   Professional fees                               20,705          39,664         120,727
   Public listing costs                             3,522           3,522
   Sales and marketing consulting (Note 3)         10,615         264,289
   Software development costs                          --              --         278,334
   Technical support                                   --              --          18,136
   Travel                                              --              --          28,915
   Wages and benefits                                  --              --          10,554
   Website hosting and server                          --              --          40,227
                                             ------------    ------------    ------------

TOTAL EXPENSES                                     67,157         113,985       1,181,731

   Less expense recoveries                             --              --         (34,919)
   Less interest and other                             --              --          (2,789)
                                             ------------    ------------    ------------

                                                   67,157         113,985       1,144,023
                                             ------------    ------------    ------------

NET LOSS                                     $    (67,157)   $   (113,985)   $ (1,127,083)

OTHER COMPREHENSIVE INCOME (LOSS)

   Foreign currency translation adjustment        (21,838)        (18,804)        (60,034)
                                             ------------    ------------    ------------

COMPREHENSIVE LOSS                                (88,995)       (132,789)     (1,187,117)
                                             ============    ============    ============

Net Loss Per Share - Basic and Diluted       $      (0.01)   $      (0.01)
                                             ============    ============

Weighted Average Common Shares Outstanding     11,467,411      11,396,000
                                             ============    ============




    The accompanying notes are an integral part of these financial statements



                            YzApp International Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                           (expressed in U.S. dollars)
                                  July 31, 2006

                                                                            Accumulated from
                                                                             August 24, 2000
                                                                                (Date of
                                                       Years Ended            Inception) to
                                                         July 31,             July 31, 2006
                                                 --------------------------    -----------
                                                     2006          2005
CASH FLOWS TO OPERATING ACTIVITIES

Net loss                                         $   (67,157)   $  (113,985)   $(1,127,083)

Adjustments to reconcile net loss to net cash:
Depreciation                                           3,741          5,272         28,414
Donated services                                      34,500         48,000        142,152
Loss on disposal of equipment                             --             --          2,017
Debt settled with common stock                            --         10,500
                                                                                    10,500
Expenses paid with common stock                           --             --        169,245

Change in operating assets and liabilities:
Accounts receivable                                       --             --          1,019
Other receivables - taxes                                634          1,958         (6,380)
Prepaid expenses                                          --             --            480
Accounts payable                                     (24,099)        16,182        219,147
Due to related parties                                    13         12,172         12,185
                                                 -----------    -----------    -----------

Net Cash Used In Operating Activities                (52,368)       (19,901)      (548,304)
                                                 -----------    -----------    -----------

CASH FLOWS TO INVESTING ACTIVITIES

Software development costs                                --             --        (29,687)
Purchase of property and equipment                        --             --        (34,420)
                                                 -----------    -----------    -----------

Net Cash Used In Investing Activities                     --             --        (64,107)
                                                 -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in advances payable                          (3,294)        11,753         26,271
Net decrease in long-term debt                            --         (4,312)          (588)
Proceeds from issue of common stock                   70,000             --        599,251
                                                 -----------    -----------    -----------

Net Cash Provided By Financing Activities             66,706          7,441        624,934
                                                 -----------    -----------    -----------

Effect of Exchange Rate Changes on Cash                  367           (329)         2,456
                                                 -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                       14,705        (12,789)        14,979

CASH - BEGINNING OF PERIOD                               274         13,063             --
                                                 -----------    -----------    -----------

CASH - END OF PERIOD                             $    14,979    $       274    $    14,979
                                                 ===========    ===========    ===========
Supplemental Disclosures

  Interest paid                                  $       711    $       621    $     7,778
  Income taxes paid                                       --             --             --
                                                 ===========    ===========    ===========
Non-Cash Financing Activities

  Common shares issued for services                       --             --    $   169,245
  Common shares issued for debt settlement                --    $    10,500    $    10,500
                                                 ===========    ===========    ===========



    The accompanying notes are an integral part of these financial statements


                            YzApp International Inc.
                          (A Development Stage Company)
           Consolidated Statement of Changes in Stockholders' Deficit
      Accumulated from August 24, 2000 (Date of Inception) to July 31, 2006
                           (expressed in U.S. dollars)


                                                                                          Deficit
                                                                                        Accumulated    Accumulated      Total
                                        Common Stock           Additional                  During          Other     Stockholders'
                                   ----------------------       Paid-In      Donated    Development   Comprehensive     Equity
                                   # of Shares   Amount         Capital      Capital       Stage      Income (Loss)   (Deficit)
                                    ----------   ----------    ----------   ----------    ----------    ----------    ----------

Founder's Shares issued for cash     5,250,000   $    5,250   $   (5,108)   $       --   $       --    $       --    $      142

Issuance  of  stock  for  cash              --      222,155
February 2001                        2,250,000        2,250           --            --           --       224,405

Net loss for period                         --           --           --            --     (193,231)           --      (193,231)

Foreign currency translation                --           --           --            --           --          (450)         (450)
                                    ----------   ----------    ----------   ----------    ----------    ----------    ----------

Balance - July 31, 2001              7,500,000        7,500      217,047            --     (193,231)         (450)       30,866

Issuance  of  stock  for  cash
October 2001                           150,000          150       95,319            --            --           --        95,469

Issuance  of  stock  for  cash
April 2002                             100,000          100       63,135            --            --           --        63,235

Issuance of stock for  services -
July 2002                              318,750          319       19,818            --            --           --        20,137

Net loss for the year                       --           --           --            --     (303,764)           --      (303,764)

Foreign currency translation                --           --           --            --           --           708           708
                                    ----------   ----------    ----------   ----------    ----------    ----------    ----------

Balance - July 31, 2002              8,068,750        8,069      395,319            --     (496,995)          258       (93,349)

Issuance of stock for  services -
December 2002                        1,451,250        1,451       90,540            --            --           --        91,991

Issuance  of  stock  for  cash
March 2003                           1,152,500        1,153      114,097            --            --           --       115,250

Issuance  of  stock  for  cash
April 2003                              76,000           76       18,924            --            --           --        19,000

Donated services                            --           --           --        15,392           --            --        15,392

Net loss for the year                       --           --           --            --     (260,141)           --      (260,141)

Foreign currency translation                --           --           --            --           --        (9,434)       (9,434)
                                    ----------   ----------    ----------   ----------    ----------    ----------    ----------

Balance - July 31, 2003             10,748,500       10,749      618,880        15,392     (757,136)       (9,176)     (121,291)

Issuance  of  stock  for  cash -
November 24, 2003                       20,000           20        4,980            --            --           --         5,000

Issuance  of  stock  for  cash -
November 2003                           14,286           14        4,986            --            --           --         5,000

Issuance  of  stock  for  cash -
December 2003                            5,000             5       1,745            --            --            --         1,750

Issuance of stock for  services -
January 5, 2004                        588,255          588       58,238            --            --           --        58,826

Donated services                            --           --           --        44,260           --            --        44,260

Net loss for the year                       --           --           --            --     (188,805)           --      (188,805)

Foreign currency translation                --           --           --            --           --       (10,216)      (10,216)
                                    ----------   ----------    ----------   ----------    ----------    ----------    ----------

Balance - July 31, 2004             11,376,041   $   11,376    $  688,829   $ 59,652      $ (945,941)   $  (19,392)   $ (205,476)
                                    ==========   ==========    ==========   ==========    ==========    ==========    ==========



    The accompanying notes are an integral part of these financial statements




                                             YzApp International Inc.
                                           (A Development Stage Company)
                            Consolidated Statement of Changes in Stockholders' Deficit
                       Accumulated from August 24, 2000 (Date of Inception) to July 31, 2005
                                            (expressed in U.S. dollars)


                                                                                       Deficit
                                                                                     Accumulated      Accumulated      Total
                                     Common Stock           Additional                  During            Other     Stockholders'
                                ------------------------     Paid-In      Donated    Development     Comprehensive     Equity
                                # of Shares   Amount         Capital      Capital       Stage        Income (Loss)   (Deficit)
                                ----------   ----------- -------------    --------    ----------     ===----------   ------------
Balance - July 31, 2004         11,376,041   $    11,376 $     688,829    $ 59,652    $   (945,941)   $   (19,392)   $  (205,476)

Issuance of stock for debt
settlement -
 November, 2004                     30,000            30        10,470            --            --             --         10,500

Donated services                        --            --            --        48,000            --             --         48,000

Net loss for the period                 --            --            --            --      (113,985)            --       (113,985)

Foreign currency translation            --            --            --            --            --        (18,804)       (18,804)
                               -----------   -----------   -----------   -----------    -----------    -----------    -----------


Balance - July 31, 2005         11,406,041   $    11,406   $   699,299   $   107,652   $(1,059,926)   $   (38,196)   $  (279,765)

Issuance of stock
-February 2006                     140,000           140        69,860            --            --             --         70,000

Donated services                        --            --            --        34,500            --             --         34,500

Net loss for the period                 --            --            --            --       (67,157)            --        (67,157)

Foreign currency translation            --            --            --            --            --        (21,838)       (21,838)
                               -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance - July 31, 2006         11,546,041   $    11,546   $   769,159   $    42,152   $(1,127,083)   $   (60,034)   $  (264,260)
                               ===========   ===========   ===========   ===========    ===========    ===========    ===========





    The accompanying notes are an integral part of these financial statements

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                  July 31, 2006

1.   Nature of Operations and Continuance of Business

     YzApp International Inc. (the "Company") was incorporated in the State of Nevada on December 26, 2002. Effective October 15, 2003, the Company acquired all the outstanding common stock of YzApp Solutions Inc. ("Solutions"), a Company under common control. Prior to the acquisition the Company was a non-operating shell corporation with nominal net assets. The acquisition is a capital transaction in substance and therefore has been accounted for as a reverse acquisition (See Note 7).

     The Company is based in Vancouver, British Columbia, Canada and its principal business is the development of software allowing the Company to act as an application service provider acting as a conduit between retailers and financial institutions.

     The Company is in the development stage and planned principal activities have commenced, but there has been no revenue generated therefrom. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at July 31, 2006, the Company has a working capital deficiency of $312,235 and has accumulated losses of $1,127,083 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

     On August 23, 2005, the Company had it's SB-2 Registration Statement declared effective by the United States Securities and Exchange Commission, which allowed the Company to sell 3,000,000 shares of common stock at $0.50 per share to raise approximate net proceeds of $1,350,000 after all offering costs. In February 2006, pursuant to the SB-2 Registration, the Company raised $70,000 through the issuance of 140,000 shares at $0.50.


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

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                  July 31, 2006

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

     (f)  Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. At July 31, 2006 and 2005, the only component of comprehensive loss was foreign currency translation adjustments.

     (g)  Financial Instruments and Concentrations of Risk

          The Company's financial instruments consist of cash, other receivables
          - taxes, accounts payable, accrued liabilities, due to related parties and the current portion of long-term debt. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values. The Company does ongoing credit evaluations of customers and establishes reserves for credit losses. The Company did not experience any material credit loss in the year.

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

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                  July 31, 2006

2.   Summary of Significant Accounting Policies (continued)

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

          Total software development costs incurred are as follows:

                                                                                               Period from August
                                                                Year Ended       Year Ended    24, 2000 (Date of
                                                                 July 31,         July 31,     Inception) to July
                                                                   2006              2005         31, 2006
                                                                     $                $                 $

           Software development costs incurred by others                -               -            308,866

           Less:  Software development costs capitalized                -               -             30,532
           --------------------------------------------------------------------------------------------------------

           Software development costs expensed                          -               -            278,334
           --------------------------------------------------------------------------------------------------------

          Software development costs capitalized on the balance sheet are $38,306. The difference of $7,774 from the above table is a result of changes in the foreign exchange rate between the Canadian and U.S. dollars.

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

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                  July 31, 2006

2.   Summary of Significant Accounting Policies (continued)

     (m)  Recent Accounting Pronouncements

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

          In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

          The FASB has also issued SFAS No. 151 and 152, but they will not have any relationship to the operations of the Company therefore a description and its impact for each on the Company's operations have not been disclosed.

     (n)  Stock-Based Compensation

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

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                  July 31, 2006

3.   Related Party Transactions

     (a) In the year ended July 31, 2006, the Company incurred management fees for ongoing management of the Company's affairs to a director and officer of the Company of $34,500, all of which was waived and recognized as donated services. This amount was recorded at the exchange amount.

     (b) In the year ended July 31, 2005, the Company incurred management fees for ongoing management of the Company's affairs to a director and officer of the Company of $48,000, all of which was waived and recognized as donated services. The Company paid $7,000 in consulting fees to a director of the Company for the year ended July 31, 2005. These amounts have been recorded at the exchange amount.

     (c)  At July 31, 2006, the Company owed $32,772 (July 31, 2005 - $17,798)
          to the President of the Company for advances and expenses paid on behalf of the Company. The amount is non-interest bearing, unsecured and due on demand.

4.   Advances Payable


     At July 31, 2006, the Company owed $9,835 to shareholders for cash advances. The amounts are non-interest bearing, unsecured and due on demand.

5.   Property and Equipment

                                                               July 31,       July 31,
                                                                 2006           2005
                                               Accumulated   Net Carrying   Net Carrying
                                       Cost    Depreciation     Value           Value
                                         $          $             $               $
     Computer equipment               11,930      9,385         2,545          3,284
     Furniture and fixtures            5,163      3,637         1,526          1,968
     Equipment under capital lease    26,783     21,185         5,598          7,222
     -----------------------------------------------------------------------------------

                                      43,876     34,207         9,669         12,474
     ===================================================================================

6.   Accounts Payable

     At July 31, 2006, the Company was indebted to Inglenet Solutions Inc. ("Inglenet") in the amount of $234,379 (July 31, 2005 - $216,775), which included accrued interest of $54,662 (July 31, 2005 - $50,556) incurred for development of the Company's software. This amount is secured by the source code to the Company's software until the amount owing is repaid in full. Up to July 31, 2004, the Company recognized interest at a rate of 24% per annum. For the years ended July 31, 2005 and 2006, interest expense of $nil was recognized. Effective July 31, 2004, no further interest is being accrued. . Previously the Company agreed to repay Inglenet instalments of 10% of the outstanding amount per month beginning 3 months after the commercial release of the software. The Company is currently negotiating a full settlement with Inglenet with a combination of cash and shares

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                  July 31, 2006


7.   Capital Transaction - Reverse Acquisition

     On October 15, 2003, the Company acquired 100% of the issued and outstanding shares of Solutions by the issuance of 9,520,000 common shares on a one share for two shares owned basis. Solutions was incorporated under the Company Act of British Columbia on August 24, 2000 and continued into federal jurisdiction under the Canada Business Corporations Act on October 15, 2001. The principal business of Solutions is operating as an application service provider acting as a conduit between retailers and financial institutions. Prior to the reverse acquisition, the Company was a non-operating shell company with nominal net assets. Therefore, this acquisition is a capital transaction in substance, rather than a business combination, and has been accounted for as a reverse acquisition using the purchase method of accounting. Because Solutions is deemed to be the acquirer for accounting purposes, the financial statements are presented as a continuation of Solutions and include the results of operations of Solutions since incorporation on August 24, 2000, except that all share issuances of Solutions have been adjusted to reflect the 1 for 2 share exchange on the acquisition.

8.   Common Stock

     (a) The Company's issued common shares were split 50:1 in October, 2001. All share amounts presented have been retroactively adjusted to reflect this stock split.
     (b) During the year ended July 31, 2004, the Company issued 39,286 common shares for cash proceeds of $11,750.
     (c) During the year ended July 31, 2004, the Company issued 588,255 common shares for deemed proceeds of $58,826 for services performed.
     (d) During the year ended July 31, 2005, the Company issued 30,000 common shares to settle debt of $10,500. (e) During the year ended July 31, 2006, the Company issued 140,000 common shares for cash proceeds of $70,000.

9.   Stock Option Plan

     During the prior year ended July 31, 2004, the Company instituted a stock option plan. Under the terms of the plan, the Company may award options to purchase common shares of the Company, not to exceed 2,000,000 shares. To date, no options have been granted under the plan.

10.  Income Tax

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company follows the provisions of SFAS No. 109. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years.

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:

                                               Canada          United States

     Statutory federal income tax rate           37.6%               35.0%
     Change in valuation allowance              (37.6%)             (35.0%)
     -------------------------------------------------------------------------

     Total income tax expense                      -                    -
     =========================================================================

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                  July 31, 2006

10.  Income Tax (continued)

     For U.S. federal income tax purposes, the components of the net deferred tax asset at July 31, 2006 and 2005, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:


                                                     2006                2005
                                                      $                   $

Net Operating Loss Carry Forwards                   92,000              65,000

Statutory Tax Rate                                   35%                 35%

Effective Tax Rate                                    -                   -

Deferred Tax Asset                                  32,200              22,800

Valuation Allowance                                (32,200)            (22,800)
                                                   -------             -------

Net Deferred Tax Asset                                -                   -
                                                   =======             =======


     At July 31, 2006, the Company had net operating losses for U.S. federal income tax purposes of approximately $92,000, which begin expiring in fiscal 2022. When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets. For the periods ended July 31, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $9,400 and $15,700 respectively.

     For Canadian income tax purposes, the components of the net deferred tax asset at July 31, 2006 and 2005, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:
                                                     2006               2005
                                                      $                   $

Net Operating Loss Carry Forwards                  693,000             691,000

Statutory Tax Rate                                  37.6%               37.6%

Effective Tax Rate                                    -                   -

Deferred Tax Asset                                 260,700             260,000

Valuation Allowance                               (260,700)           (260,000)
                                                   -------             -------

Net Deferred Tax Asset                                -                   -
                                                   =======             =======


     At July 31, 2006, the Company had net operating losses for Canadian income tax purposes of approximately $693,000, which begin expiring in fiscal 2007. When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets. For the periods ended July 31, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $700 and $7,300 respectively.

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

None



PART III

Item 9.       Directors and Executive Officers of the Registrant

Executive Officers and Directors
--------------------------------
The following table sets forth the executive officers and directors of the Company, which officers are elected annually by the Board of Directors and hold office at the discretion of the Board.

    NAME                       AGE   POSITION

        Brian Jaggard         46     President, Chief Exec & Financial Officer,
                                     Director
    ------------------------  47     Chief Operations Officer, Secretary,
        Douglas Dunn                 Director
    ------------------------  59     Director
        Carl Lacey

Summary Background of Executive Officers and Directors
------------------------------------------------------

The Directors serve until their successors are elected by the shareholders. Vacancies on the Board of Directors may be filled by appointment of the majority of the continuing directors. The executive officers serve at the discretion of the Board of Directors. There are no family relationships between the directors.

Brian Jaggard:
--------------

Mr. Jaggard has 20 years experience as a financial manager and analyst in the automotive industry. He has built and led teams that worked successfully to improve the financial performance of large, multi-national companies such as Ford, Volkswagen, and Toyota.

Summary of previous 5 years work experience:
--------------------------------------------

     - October 2003 to Present: President and CEO of YzApp International Inc., Langley British Columbia, Canada. Responsible for the operations of the firm, reporting to the board of directors as well as appointment and direction of other managers and subcontractors.

     - August 2000 to Present: President and CEO of YzApp Solutions Inc., Langley British Columbia, Canada. Responsible for the operations of the firm, reporting to the board of directors as well as appointment and direction of other managers and subcontractors.

Douglas Dunn:
-------------

Mr. Dunn is a marketing professional with 17 years experience providing marketing and development expertise to a corporate, government and non-profit sector clientele.

Mr. Dunn has served as a Director of Knexa.com Solutions Inc., a publicly traded firm on the CDNX (now the TSX). Mr. Dunn has also held Directorships in over 20 Non-Profit organizations the majority operating as Federally Registered Charities in Canada. His only current Directorship is with the Underwater Council of British Columbia, where he is in charge of strategic planning.

Summary of previous 5 years work experience:
--------------------------------------------

     - October 2003 to Present: COO of YzApp International Inc., Langley, British Columbia, Canada. Supporting the Founder/CEO in all activities and participating in all operational aspects of the firm as well as corporate strategy decisions, of a software company providing Internet ASP solutions. The leader in identification and development of strategic alliances. Directly responsible for all sales, marketing and communications programs. Acting CTO leading the software development team as well as leading testing, deployment and software enhancement efforts. Established all sales and customer service initiatives including lead creation, tracking, solicitation, training and technical support.

     - May 2001 to Present: COO of YzApp Solutions Inc., Langley British Columbia, Canada. YzApp Solutions was a software company providing Internet ASP solutions. COO was responsible for establishing sales and customer service initiatives including lead creation, tracking, solicitation, training and technical support.

Carl Lacey:
-----------

Mr. Lacey, a retired Canadian business executive, has returned from retirement and has been living in Canada for the past 3 years. Prior to this, he resided in the Grand Bahamas for 6 years. He has used his connections throughout North America to assist Canadian and American start-up companies.

Summary of previous 5 years work experience:
--------------------------------------------

     - March 2003 to Present: Director of YzApp International Inc., Langley, British Columbia, Canada. As a Director responsible for the policies of the organization and the recruitment and supervision of the senior staff members.


     - October 2003 to Present: Director of YzApp Solutions Inc., Langley, British Columbia, Canada. As a Director responsible for the policies of the organization and the recruitment and supervision of the senior staff members.

     - March 2001 to December 2002: Director and consultant for STI Street Light Technologies, Victoria British Columbia, Canada. STI Street Light Technologies is involved in the creation of new energy and systems management products for the lighting industry.


Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors, and persons who beneficially own more than 10% of the common stock of a Company registered under the Section 12(g) of the Securities Exchange Act of 1934 ("Reporting Person"), to file with the Securities and Exchange Commission, on a timely basis, the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of the Company's common stock. The Company files its periodic reports pursuant to
Section 15(d) of the Securities Exchange Act of 1934 and as such its officers, directors and 10% shareholders are not require to file such reports.

Item 10.  Executive Compensation.

Summary of Cash and Certain Other Compensation

The following table sets forth certain information for the two (2) years ended July 31, 2006 and July 31, 2005 regarding the compensation of the Company's Named Executive Officer:


                                               SUMMARY COMPENSATION TABLE


                                                       Long-term compensation
                                                                    --------------------------------
                                          Annual compensation              Awards            Payouts
                                   -------------------------------  ----------------------   -------
                                                                    Restricted  Securities
                                                      Other annual    stock     underlying    LTIP       All other
Name and Principal                   Salary   Bonus   compensation    awards     options/    payouts   compensation
     Position             Year        (US$)   (US$)       (US$)       (US$)      SARs (#)     (US$)       (US$)
-----------------------  ------     --------  -----   ------------  ----------  ----------   -------   ------------
 Brian Jaggard, Chief                                  $48,000(1)
  Executive Officer       2005
                         ------     --------  -----   ------------  ----------  ----------   -------   ------------
                          2006                          34,500(1)
                         ------     --------  -----   ------------  ----------  ----------   -------   ------------

(1) These amounts have been recorded as compensation expense for Mr. Jaggard but was not paid. Mr. Jaggard has waived all rights to unpaid compensation for the 2006 and 2005 fiscal years.

No other executive officer earned more than $100,000 US during the most recent fiscal year.


Item 11.    Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of the shares of our common stock as of the date of October 27, 2006 by (i) each person who is known by management to own beneficially more than five percent (5%) of our Company's issued and outstanding shares of common stock,
(ii) our Chief Operating Officer and each of our Company's other most highly compensated executive officers whose compensation on an annualized basis (salary and bonus) for services rendered in all capacities to the Company during the year ended July 31, 2006 exceeded US $100,000 (collectively, the "Named Executive Officers"), and (iii) each of our Company's directors.

Title and Class  Name and Address of Beneficial Owner      Number of     Percentage
                                                           Shares (1)     of Class
---------------  --------------------------------------    ------------  ----------
Common           Brian Jaggard, President and CEO, CFO,    5,250,000(2)     39.2%
                 Director
                 6820 199A St
                 Langley BC Canada

Common           Douglas Dunn, COO, Secretary, Director      862,255(3)      6.4%
                 Suite 48
                 8863 216th St
                 Langley BC Canada

Common           Carl Lacey, Director                            20,000     0.15%
                 Suite 308
                 2025 Oak Bay
                 Victoria BC Canada


1) The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any share as to which 33 the individual or entity has voting power or investment power. Unless otherwise indicated, each person or entity has sole voting and investment power with respect to shares shown as beneficially owned. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days, whether pursuant to the exercise of options, conversion of securities or otherwise.

2) The shares are include 4,000,000 shares registered under Venture Charters Assoc. a charitable trust beneficially owned by Brian Jaggard.
3) The shares include 200,000 shares owned by Jan Louise Emerton, spouse of Douglas Dunn.



Item 12.    Certain Relationships and Related Transactions.

None

Item 13.    Exhibits


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



Item 14.    Principal accounting fees and services

(1)      Audit fees

The principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-KSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

                                        2005                 2006

Audit Fees                          $   7,300            $   7,500
Audit Related Fees                  $       Nil                   Nil
Tax Fees                            $       Nil                   Nil
All Other Fees                      $       Nil                   Nil
                                    -----------          ------------
                                    $  7,300             $   7,500

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   YzApp International Inc.

Dated: October 27, 2006
                                   By:      /s/ Brian Jaggard
                                            -----------------
                                       Brian Jaggard, Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated:

    Signature                  Title                               Date



/s/ Brian Jaggard        Chief Executive Officer, Director      October 27, 2006
-------------------
  Brian Jaggard


 /s/ Douglas Dunn        Chief Operations Officer, Director     October 27, 2006
-------------------
   Douglas Dunn


 /s/ Carl Lacey          Director                               October 27, 2006
-------------------
    Carl Lacey