Form 10KSB/A
period 2006-07-31
YZAPP INTERNATIONAL INC
filed 2006-11-07
CIK 1273385

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A


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

The number of shares outstanding of the issuer's common stock as at October 27, 2006 was 11,546,041.
                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format   Yes [  ]   No  [X]

Explanation on Amendment

This amendment has been filed to correct certain non-material errors in Part II,
Item 6: Managements Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 7: Financial Statements. Part II, Item 8a had been incorrectly labeled as Part II, Item 3 and is filed again with the correct Item number.



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

Expenses
--------
General and administrative expenses (including management fees) for the year ended July 31, 2006 were $67,157 compared to $113,985 for the previous year end. This includes a public listing cost of $3,522 and connection with the finalization of the SB-2 registration and the issuance of shares. The decrease in expenses is primarily due to lower professional fees and lower sales and marketing.

Expenses included in this year were Management fees of $34,500 which was owed to the President and waived by the President and professional fees of $20,705 which include accounting and auditor review expenses incurred.

Depreciation and amortization expense for the year ended July 31, 2006 was $3,741 compared to $5,272 for the previous year.

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
                                                                          ===========    ===========



    The accompanying notes are an integral part of these financial statements
                                      F-3


                            YzApp International Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                           (expressed in U.S. dollars)
                                  July 31, 2006


                                                                          Accumulated from
                                                                           August 24, 2000
                                                                              (Date of
                                                    Years Ended             Inception) to
                                                      July 31,              July 31, 2006
                                             ----------------------------    ------------
                                                 2006             2005
REVENUE                                      $         --    $         --    $     16,940
                                             ------------    ------------    ------------
EXPENSES

   Automobile                                          11             914          15,247
   Bank charges and interest                          943           2,624          52,147
   Depreciation                                     3,741           5,272          28,414
   Feasibility study                                   --              --          11,814
   Interest on long term debt                          --             144           2,608
   Loss on disposal of equipment                       --              --           2,017
   Management fees (Note 3)                        34,500          48,000         196,334
   Marketing                                           --              --          32,479
   Office and general                               3,735           6,752          75,967
   Professional fees                               20,705          39,664         120,727
   Public listing costs                             3,522              --           3,522
   Sales and marketing consulting (Note 3)             --          10,615         264,289
   Software development costs                          --              --         278,334
   Technical support                                   --              --          18,136
   Travel                                              --              --          28,915
   Wages and benefits                                  --              --          10,554
   Website hosting and server                          --              --          40,227
                                             ------------    ------------    ------------

TOTAL EXPENSES                                     67,157         113,985       1,181,731

   Less expense recoveries                             --              --         (34,919)
   Less interest and other                             --              --          (2,789)
                                             ------------    ------------    ------------

                                                   67,157         113,985       1,144,023
                                             ------------    ------------    ------------

NET LOSS                                     $    (67,157)   $   (113,985)   $ (1,127,083)

OTHER COMPREHENSIVE INCOME (LOSS)

   Foreign currency translation adjustment        (21,838)        (18,804)        (60,034)
                                             ------------    ------------    ------------

COMPREHENSIVE LOSS                                (88,995)       (132,789)     (1,187,117)
                                             ============    ============    ============

Net Loss Per Share - Basic and Diluted       $      (0.01)   $      (0.01)
                                             ============    ============

Weighted Average Common Shares Outstanding     11,467,411      11,396,000
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


                                                                                          Deficit
                                                                                        Accumulated    Accumulated      Total
                                        Common Stock           Additional                  During          Other     Stockholders'
                                   ----------------------       Paid-In      Donated    Development   Comprehensive     Equity
                                   # of Shares   Amount         Capital      Capital       Stage      Income (Loss)   (Deficit)
                                    ----------   ----------    ----------   ----------    ----------    ----------    ----------

Founder's Shares issued for cash     5,250,000   $    5,250   $   (5,108)   $       --   $       --    $       --    $      142

Issuance  of  stock  for  cash              --
February 2001                        2,250,000        2,250      222,155            --            --           --       224,405

Net loss for period                         --           --           --            --     (193,231)           --      (193,231)

Foreign currency translation                --           --           --            --           --          (450)         (450)
                                    ----------   ----------    ----------   ----------    ----------    ----------    ----------

Balance - July 31, 2001              7,500,000        7,500      217,047            --     (193,231)         (450)       30,866

Issuance  of  stock  for  cash
October 2001                           150,000          150       95,319            --            --           --        95,469

Issuance  of  stock  for  cash
April 2002                             100,000          100       63,135            --            --           --        63,235

Issuance of stock for  services -
July 2002                              318,750          319       19,818            --            --           --        20,137

Net loss for the year                       --           --           --            --     (303,764)           --      (303,764)

Foreign currency translation                --           --           --            --           --           708           708
                                    ----------   ----------    ----------   ----------    ----------    ----------    ----------

Balance - July 31, 2002              8,068,750        8,069      395,319            --     (496,995)          258       (93,349)

Issuance of stock for  services -
December 2002                        1,451,250        1,451       90,540            --            --           --        91,991

Issuance  of  stock  for  cash
March 2003                           1,152,500        1,153      114,097            --            --           --       115,250

Issuance  of  stock  for  cash
April 2003                              76,000           76       18,924            --            --           --        19,000

Donated services                            --           --           --        15,392           --            --        15,392

Net loss for the year                       --           --           --            --     (260,141)           --      (260,141)

Foreign currency translation                --           --           --            --           --        (9,434)       (9,434)
                                    ----------   ----------    ----------   ----------    ----------    ----------    ----------

Balance - July 31, 2003             10,748,500       10,749      618,880        15,392     (757,136)       (9,176)     (121,291)

Issuance  of  stock  for  cash -
November 24, 2003                       20,000           20        4,980            --            --           --         5,000

Issuance  of  stock  for  cash -
November 2003                           14,286           14        4,986            --            --           --         5,000

Issuance  of  stock  for  cash -
December 2003                            5,000             5       1,745            --            --            --         1,750

Issuance of stock for  services -
January 5, 2004                        588,255          588       58,238            --            --           --        58,826

Donated services                            --           --           --        44,260           --            --        44,260

Net loss for the year                       --           --           --            --     (188,805)           --      (188,805)

Foreign currency translation                --           --           --            --           --       (10,216)      (10,216)
                                    ----------   ----------    ----------   ----------    ----------    ----------    ----------

Balance - July 31, 2004             11,376,041   $   11,376    $  688,829   $ 59,652      $ (945,941)   $  (19,392)   $ (205,476)
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


                                                                                       Deficit
                                                                                     Accumulated      Accumulated      Total
                                     Common Stock           Additional                  During            Other     Stockholders'
                                ------------------------     Paid-In      Donated    Development     Comprehensive     Equity
                                # of Shares   Amount         Capital      Capital       Stage        Income (Loss)   (Deficit)
                                ----------   ----------- -------------    --------    ----------     ===----------   ------------
Balance - July 31, 2004         11,376,041   $    11,376 $     688,829    $ 59,652    $   (945,941)   $   (19,392)   $  (205,476)

Issuance of stock for debt
settlement -
 November, 2004                     30,000            30        10,470            --            --             --         10,500

Donated services                        --            --            --        48,000            --             --         48,000

Net loss for the period                 --            --            --            --      (113,985)            --       (113,985)

Foreign currency translation            --            --            --            --            --        (18,804)       (18,804)
                               -----------   -----------   -----------   -----------    -----------    -----------    -----------


Balance - July 31, 2005         11,406,041   $    11,406   $   699,299   $   107,652   $(1,059,926)   $   (38,196)   $  (279,765)

Issuance of stock
-February 2006                     140,000           140        69,860            --            --             --         70,000

Donated services                        --            --            --        34,500            --             --         34,500

Net loss for the period                 --            --            --            --       (67,157)            --        (67,157)

Foreign currency translation            --            --            --            --            --        (21,838)       (21,838)
                               -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance - July 31, 2006         11,546,041   $    11,546   $   769,159   $   142,152   $(1,127,083)   $   (60,034)   $  (264,260)
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

Item 8a. Controls and Procedures
         -----------------------

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

                                   YzApp International Inc.

Dated: November 7, 2006
                                   By:      /s/ Brian Jaggard
                                            -----------------
                                       Brian Jaggard, Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated:

    Signature                  Title                               Date



/s/ Brian Jaggard        Chief Executive Officer, Director      November 7, 2006
-------------------
  Brian Jaggard


 /s/ Douglas Dunn        Chief Operations Officer, Director     November 7, 2006
-------------------
   Douglas Dunn


 /s/ Carl Lacey          Director                               November 7, 2006
-------------------
    Carl Lacey