Form 10QSB
period 2006-10-31
YZAPP INTERNATIONAL INC
filed 2006-12-15
CIK 1273385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                   FORM 10-QSB


     [X]  Quarterly Report pursuant Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                 For the quarterly period ended October 31, 2006


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


         Suite 500 666 Burrard Street, British Columbia, Canada V6C 3P6
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                  604 868 0264
                                  ------------
                           (Issuer's telephone number)
-


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


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


Common Stock of 50,000,000 authorized at $0.001 par value, 11,746,041 shares were outstanding as of December 12, 2006.

                            YZAPP INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

PART I. FINANCIAL INFORMATION                                               Page


Item 1. Financial Statements                                                 F-1

        Consolidated Balance Sheets at October31, 2006 (Unaudited) and
        July 31, 2006 (Audited)                                              F-1

        Consolidated  Statements of Operations (Unaudited) for the three
        months ended October 31, 2006 and 2005                               F-2

        Consolidated  Statements of Cash Flows (Unaudited) for the three
        months ended October 31, 2006 and 2005                               F-3

        Notes to Consolidated Financial Statements                           F-4

Item 2. Managements' Discussion and Analysis of Financial Condition and
        Results of Operations                                                  3

Item 3. Controls and Procedures                                                5

PART II. OTHER INFORMATION                                                     5

Item 4. Legal Proceedings                                                      5

Item 5:  Subsequent Events                                                     5

Item 6. Exhibits and Reports on Form 8-K                                       6

Signatures                                                                     6


                            YzApp International Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                           (expressed in U.S. dollars)

                                                                       October 31, 2006   July 31, 2006
                                                                          (unaudited)       (Audited)
                                                                        --------------    -------------
                                     ASSETS

Current Assets
Cash                                                                    $       15,354    $      14,979
Other receivables - taxes                                                        8,619            8,502
                                                                        --------------    -------------
Total Current Assets                                                            23,973           23,481

Property and Equipment (Note 3)                                                  9,061            9,669
Software Development Costs (Note 2 (j))                                         38,649           38,306
                                                                        --------------    -------------

Total Assets                                                            $       71,683    $      71,456
                                                                        ==============    =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities (Note 4)                       $       74,143    $     293,109
Advances payable (Note 5)                                                       18,754            9,835


Due to related parties (Note 6 (b))                                                 --           32,772
                                                                        --------------    -------------
Total Current Liabilities                                                       92,897          335,716


                       STOCKHOLDERS' DEFICIT

Preferred Stock:
  1,000,000 authorized, $0.001 par value
  nil shares issued and outstanding                                                 --               --

Common Stock: (Note 8)
  50,000,000 shares authorized, $0.001 par value                                11,546           11,546
  11,546,041 shares issued and outstanding,

Additional Paid-in Capital                                                     769,159          769,159


Share subscription received                                                     20,000               --

Donated Capital (Note 6 (a))                                                   147,152          142,152


Deficit Accumulated During the Development Stage                              (907,052)      (1,127,083)


Accumulated Other Comprehensive Loss                                           (62,019)         (60,034)
                                                                        --------------    -------------

Total Stockholders' Deficit                                                    (21,214)        (264,260)
                                                                        --------------    -------------

Total Liabilities and Stockholders' Deficit                             $       71,683    $      71,456
                                                                        ==============    =============

                            YzApp International Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                           (expressed in U.S. dollars)
                                   (unaudited)

                                                                                     Accumulated from
                                                        Three Months Ended             24-Aug-00
                                                            October 31,          (Date of Inception) to
                                                       2006             2005        October 31, 2006

                                                   ------------    ------------    --------------------
REVENUE                                            $         --    $         --    $             16,940
                                                   ------------    ------------    --------------------
EXPENSES
Automobile                                                   --              11                  15,247
Bank charges and interest                                   922             730                  53,069
Depreciation                                                693             964                  29,107
Feasibility study                                            --              --                  11,814
Interest on long term debt                                   --              --                   2,608
Loss on disposal of equipment                                --              --                   2,017
Management fees (Note 6)                                  5,000          12,000                 201,334
Marketing                                                    --              --                  32,479
Office and general                                          317           2,317                  76,284
Professional fees                                        10,390           4,036                 126,117
Public listing costs                                      3,000              --                   6,522
Sales and marketing consulting                               --              --                 264,289
Software development costs                                   --              --                 278,334
Technical support                                            --              --                  18,136
Travel                                                       --              --                  28,915
Wages and benefits                                           --              --                  10,554
Website hosting and server                                   --              --                  40,227
                                                   ------------    ------------    --------------------
TOTAL EXPENSES                                           20,322          20,058               1,202,053


Less expense recoveries                                      --              --    $            (34,919)
Less interest and other                                      --              --    $             (2,789)
                                                   ------------    ------------    --------------------

                                                         20,322          20,058               1,164,345
                                                   ------------    ------------    --------------------

OTHER INCOME (LOSS)
Gain on forgiveness of debt
                                                        240,353              --                 240,353

NET INCOME (LOSS)                                  $    220,031    $    (20,058)   $           (907,052)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment            $     (1,985)   $    (11,193)   $            (62,019)
                                                   ------------    ------------    --------------------

COMPREHENSIVE INCOME (LOSS)                        $    218,046    $    (31,251)   $           (969,071)
                                                   ------------    ------------    --------------------

Net  Income (Loss) Per Share - Basic and Diluted   $       0.02    $      (0.00)
                                                   ------------    ------------

Weighted Average Common Shares Outstanding           11,546,041      11,406,000



                            YzApp International Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                           (expressed in U.S. dollars)
                                   (unaudited)


                                                                          Accumulated from
                                                   Three Months Ended     24-Aug-00 (Date
                                                       October 31,        of Inception) to
                                                   2006          2005     October 31, 2006

                                                 ---------    ---------    --------------
CASH FLOWS TO OPERATING ACTIVITIES
Net Income (loss)                                $ 220,031    ($ 20,058)   ($     907,052)
Adjustments to reconcile net loss to net cash:
  Depreciation                                         693          964            29,107
  Donated services                                   5,000       12,000           147,152
  Loss on disposal of equipment                         --           --             2,017
  Gain on forgiveness of debt                     (240,353)          --          (240,353)
  Expenses paid with common stock                       --           --           169,245
  Debt settled with common stock                        --           --            10,500
Change in operating assets and liabilities:
  Accounts receivable                                   --           --             1,019
  Other receivables - taxes                            (42)         546            (6,422)
  Prepaid expenses                                      --           --               480
  Accounts payable                                   6,198      (12,527)          225,345
  Due to related parties                                --
                                                        --        1,368            12,185
                                                 ---------    ---------    --------------

Net Cash Used In Operating Activities               (8,473)     (17,707)         (556,777)
                                                 ---------    ---------    --------------

CASH FLOWS TO INVESTING ACTIVITIES
  Software development costs                            --           --           (29,687)
  Purchase of property and equipment                    --           --           (34,420)
                                                 ---------    ---------    --------------

Net Cash Used In Investing Activities                   --           --           (64,107)
                                                 ---------    ---------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in advances payable
                                                     8,919       21,250            35,190
Net decrease in long-term debt                          --           --              (588)
Proceeds from issue of common stock                     --           --           599,251
                                                 ---------    ---------    --------------

Net Cash Provided By Financing Activities            8,919       21,250           633,853
                                                 ---------    ---------    --------------

Effect of Exchange Rate Changes on Cash                (71)        (147)            2,385
                                                 ---------    ---------    --------------


NET INCREASE (DECREASE) IN CASH                     15,354
                                                                    375             3,396

CASH - BEGINNING OF PERIOD                          14,979          274                --
                                                 ---------    ---------    --------------

CASH - END OF PERIOD                                15,354    $   3,670            15,354
                                                 ---------    ---------    --------------

Supplemental Disclosures
  Interest paid                                  $     882    $     621    $        8,660
  Income taxes paid                                     --           --                --
                                                 ---------    ---------    --------------

Non-Cash Financing Activities
  Common shares issued for services                     --           --    $      169,245
  Common shares issued for debt settlement       $  20,000           --    $       30,500
                                                 ---------    ---------    --------------

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                   (unaudited)
                                October 31, 2006

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

     The Company is in the development stage and planned principal activities have commenced, but there has been no revenue generated therefrom. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at October 31, 2006, the Company has a working capital deficiency of $68,924 and has accumulated losses of $907,052 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

     On October 25, 2006 the company received clearance from the NASD to begin trading on the OTC Bulletin Board and Pinksheets. The Company trades on the Pink Sheets under the symbol YZPI.


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

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                   (unaudited)
                                October 31, 2006


2.   Summary of Significant Accounting Policies (continued)


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

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                   (unaudited)
                                October 31, 2006


2.   Summary of Significant Accounting Policies (continued)

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

          Total software development costs incurred are as follows:

                                                               Three Months     Three Months   Period from August
                                                                   Ended            Ended       24, 2000 (Date of
                                                                October 31,      October 31,   Inception) to July
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
           ========================================================================================================

          Software development costs capitalized on the balance sheet are $38,649. The difference of $8,117 from the above table is a result of changes in the foreign exchange rate between the Canadian and U.S. dollars.

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

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                   (unaudited)
                                October 31, 2006

2.   Summary of Significant Accounting Policies (continued)

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

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                   (unaudited)
                                October 31, 2006


2.   Summary of Significant Accounting Policies (continued)

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

3.   Property and Equipment

                                                                October 31,      July 31,
                                                                    2006           2006
                                                Accumulated     Net Carrying   Net Carrying
                                        Cost    Depreciation       Value           Value
                                          $          $               $               $

     Computer equipment                12,036      9,661           2,375          2,545
     Furniture and fixtures             5,209      3,747            1462          1,526
     Equipment under capital lease     27,022     21,798           5,224          5,598
     --------------------------------------------------------------------------------------

                                       44,267     35,206           9,061          9,669
     ======================================================================================


4.   Accounts Payable

     On October 31, 2006, the Company completed a settlement with Inglenet Solutions Inc. ("Inglenet") for the full amount owing of $236,728 which included accrued interest. The debt was incurred for development of the Company's software. Pursuant to the agreement, the Company issued 200,000 shares and paid $8,920 (CAD$10,000) cash. For accounting purposes the value of the shares were recorded at a deemed price of $0.10 per share. Inglenet forgave the balance and released the source code and related materials to the Company.

5.   Advances Payable

     At October 31, 2006, the Company owed $18,754 (July 31, 2006 - $9,835) to shareholders for cash advances. The amounts are non-interest bearing, unsecured and due on demand.

6.   Related Party Transactions

     (a) In the three months ended October 31, 2006, the Company incurred management fees for ongoing management of the Company's affairs to a director and officer of the Company of $5,000 (2005 - $12,000), all of which was waived and recognized as donated services. This amount was recorded at the exchange amount.

     (b) At October 31, 2006, the Company owed $Nil (July 31, 2006- $32,772) to the President of the Company for advances and expenses paid on behalf of the Company. On October 31, 2006, the President forgave the entire balance owing to him.

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                   (unaudited)
                                October 31, 2006

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

8.   Common Stock

     (a) The Company's issued common shares were split 50:1 in October, 2001. All share amounts presented have been retroactively adjusted to reflect this stock split.
     (b) During the year ended July 31, 2005, the Company issued 30,000 common shares to settle debt of $10,500.
     (c) During the year ended July 31, 2006, the Company issued 140,000 common shares for cash proceeds of $70,000.
     (d) On October 31, 2006 the Company settled its outstanding debt with Inglenet for cash and 200,000 shares at a deemed price of $0.10 per share. The shares were issued subsequent to the end of the period and are recorded as subscription received of $20,000.

9.   Stock Option Plan

     During the year ended July 31, 2004, the Company instituted a stock option plan. Under the terms of the plan, the Company may award options to purchase common shares of the Company, not to exceed 2,000,000 shares. To date, no options have been granted under the plan.

10.  Subsequent event

     On November 15, 2006 the Company issued 200,000 shares in accordance with the debt settlement agreement with Inglenet.

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

Highlights of the Quarter

Revenues

With no other active operation, there has been no revenue to report for the current quarter or for the same quarter last year. Changes in revenue are explained as debt forgiveness.

Expenses

General and administrative expenses (excluding management fees) for the quarter ended October 31, 2006 were $15,322 compared to $8,058 for the same quarter in 2005. The increase relates primarily to increased professional fees and public listing costs of $3,000 incurred in connection with the listing application and approval process with the NASD.

Included in this quarter were Management fees of $5,000 which were due to the President and waived by the President and professional fees of $10,390 which include accounting, corporate administration and auditor review expenses incurred in the quarter. The Management fees that have been waived by the President are recognized as donated services. Effective November 1, 2006 the Company began accruing management fees of $48,000 per annum due to the President. These fees are not expected to be waived.

Depreciation and amortization expense for the three months ended October 31, 2006 was $693 compared to $964 for the same period last year.

Net Income (Loss)

The income for the three months ended October 31, 2006 was $220,031 compared to a loss of $20,058 for three months ended October 31, 2005. The income is due primarily to the debt forgiven by Inglenet Solutions Inc. ("Inglenet"). On October 31, 2006, the Company completed a settlement with Inglenet Solutions Inc. for the full amount owing of $236,728 which included accrued interest. The debt was incurred for development of the Company's software. Pursuant to the agreement, the Company issued 200,000 shares and paid $8,920 (CAD$10,000) cash. For accounting purposes the value of the shares were recorded at a deemed price of $0.10 per share. Inglenet forgave the balance and released the source code and related materials to the Company. Also contributing to the income was debt forgiven by the President of $32,882 for advances and expenses paid by him on behalf of the company.

Liquidity and Capital Resources

Any company such as ours faced with liquidity pressures can be expected to make internal adjustments to maximize near-term cash flow. Management has reduced costs by carrying out the following. Waiver of first quarter executive compensation, obtaining, at no charge, the expertise of current shareholders, friends and family in several areas of the business. We are reducing capital expenditures by delaying the purchase of equipment such as additional servers and other hardware.

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

We rely heavily on the support of our software outsourcing company, Inglenet Solutions. To secure our indebtedness to them, they held the source code. As at October 31, 2006, through a $8,920 cash payment and 200,000 common shares issued to Inglenet, the outstanding debt has been completely satisfied. This means that we are now able make significant changes in the software without their participation.

If we are unable to secure a suitable arrangement with a software outsourcing firm for upgrades and customization or enough customers willing to buy the products at higher than the cost of our fixed and variable expenses, we may need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

The Company requires additional capital to develop its operations. Other than the methods of funding discussed above, we have no other financing plans.

Item 3. Controls and Procedures

The Company's principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of October 31, 2006. They have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

The Company has made no significant changes in its internal controls over financial reporting during the most recent fiscal quarter covered by this Report that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

There were no new legal proceedings during the quarter ended October 31, 2006.


Item 2. Changes in Securities: During the fiscal quarter ended October 31, 2006, the Company issued 200,000 unregistered common shares valued at $0.10 per share to Inglenet Solutions in settlement of the Company's debt.

With respect to the unregistered sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered to sophisticated investors and existing shareholders who were provided all of the current public information available on the Company.


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

Item 6.   Exhibits and Reports On Form 8-K

          (a)  Exhibits.

               31 -- Certifications of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               32   -- Certifications of CEO and CFO pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


          (b)  Reports on Form 8-K

     The Company filed no reports on Form 8K during the quarter ended October 31, 2006.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 12, 2006           YZAPP INTERNATIONAL INC.
                                       (Registrant)

                              By: /s/ Brian Jaggard
                                  --------------------------------------
                              Brian Jaggard,
                              Chief Financial Officer, President and CEO