Form 10QSB
period 2007-01-31
YZAPP INTERNATIONAL INC
filed 2007-03-20
CIK 1273385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                   FORM 10-QSB


            [X] Quarterly Report pursuant Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                 For the quarterly period ended January 31, 2007


            [ ] Transition report pursuant section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                                   333-11169
                                   ---------
                             Commission file number

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

                                  604 868 0264
                           (Issuer's telephone number)
                           ---------------------------


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


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


Common Stock of 50,000,000 authorized at $0.001 par value, 11,746,041 shares were outstanding as of March 16, 2007.

                            YZAPP INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX



PART I. FINANCIAL INFORMATION                                               Page


Item 1. Financial Statements

     Consolidated Balance Sheets at January 31, 2007 (Unaudited) and
     July 31, 2006 (Audited)                                                 F-1

     Consolidated  Statements of Operations (Unaudited) for the
     six months ended January 31, 2007  and 2006                             F-2


     Consolidated  Statements of Cash Flows (Unaudited) for the
     six months ended January 31, 2007  and 2006                             F-3

     Notes to Consolidated Financial Statements                              F-4

Item 2. Managements' Discussion and Analysis of Financial Condition and
        Results of Operations                                                  3
                                                                               4
Item 3. Controls and Procedures

PART II. OTHER INFORMATION                                                     4

Item 4. Legal Proceedings                                                      4

Item 5:  Subsequent Events                                                     4

Item 6. Exhibits and Reports on Form 8-K                                       5

Signatures                                                                     5


                            YzApp International Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                           (expressed in U.S. dollars)

                                                                        January 31,    July 31,
                                                                            2007         2006
                                                                             $            $
                                                                        (unaudited)
                                                                        ----------    ----------
ASSETS

Current Assets
Cash                                                                           352        14,979
Amounts receivable                                                           8,175         8,502

Total Current Assets                                                         8,527        23,481
                                                                        ----------    ----------
Property and Equipment (Note 3)                                                 --         9,669

Software Development Costs (Note 4)                                             --        38,306
                                                                        ----------    ----------

Total Assets                                                                 8,527        71,456
                                                                        ==========    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities                                    26,256        22,054
Advances payable (Note 5)                                                   28,704         9,835
Current liabilities of discontinued operations (Note 6)                     18,916       271,055
Due to related parties (Note 7)                                                 --        32,772
                                                                        ----------    ----------

Total Current Liabilities                                                   73,876       335,716
                                                                        ----------    ----------

Going Concern (Note 1)

STOCKHOLDERS' DEFICIT

Preferred Stock:
1,000,000 authorized, $0.001 par value;
Nil shares issued and outstanding                                               --            --

Common Stock:
50,000,000 shares authorized, $0.001 par value;
11,746,041 and 11,546,041 shares issued and outstanding, respectively       11,746        11,546

Additional Paid-in Capital                                                 788,959       769,159

Donated Capital (Note 7)                                                   147,152       142,152

Deficit Accumulated During the Development Stage                          (957,072)   (1,127,083)

Accumulated Other Comprehensive Loss                                       (56,134)      (60,034)
                                                                        ----------    ----------
Total Stockholders' Deficit                                                (65,349)     (264,260)
                                                                        ----------    ----------
Total Liabilities and Stockholders' Deficit                                  8,527        71,456
                                                                        ==========    ==========





              (The accompanying notes are an integral part of these
                       consolidated financial statements)
                                       F-1





                            YzApp International Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                           (expressed in U.S. dollars)
                                   (unaudited)

                                                                                                         Accumulated from
                                                                                                          August 24, 2000
                                                                                                             (Date of
                                                     Six Months Ended              Three Months Ended      Inception) to
                                                        January 31,                   January 31,           January 31,
                                                    2007           2006           2007           2006          2007
                                                     $              $              $              $              $
                                                -----------    -----------    -----------    -----------    -----------
Revenue                                                  --             --             --             --             --
                                                -----------    -----------    -----------    -----------    -----------

Operating Expenses

   Depreciation                                         693          1,872             --            908         29,107
   General and administrative                        26,819         27,845          7,230          9,481        449,866
                                                -----------    -----------    -----------    -----------    -----------

Total Operating Expenses                             27,512         29,717          7,230         10,389        478,973
                                                -----------    -----------    -----------    -----------    -----------

Loss before Other Income (Expense)                  (27,512)       (29,717)        (7,230)       (10,389)      (478,973)

Other Income (Expense)

   Gain on debt forgiveness/settlements             244,016             --          3,663             --        244,016
   Impairment of property and equipment              (8,807)            --         (8,807)            --         (8,807)
   Interest income                                       --             --             --             --          2,789
   Interest expense                                    (127)          (790)           (87)           (60)       (55,764)
   Loss on disposal of property and equipment            --             --             --             --         (2,017)
                                                -----------    -----------    -----------    -----------    -----------

Income (Loss) from Continuing Operations            207,570        (30,507)       (12,461)       (10,449)      (298,756)

Loss from discontinued operations (Note 6)          (37,559)            --        (37,559)            --       (658,316)
                                                -----------    -----------    -----------    -----------    -----------

Net Income (Loss) for the Period                    170,011        (30,507)       (50,020)       (10,449)      (957,072)

Comprehensive Income (Loss)

   Foreign currency translation adjustment            3,900        (18,571)         5,885         (7,378)       (56,134)
                                                -----------    -----------    -----------    -----------    -----------

Comprehensive Loss                                  173,911        (49,078)        44,135        (17,827)    (1,013,206)
                                                ===========    ===========    ===========    ===========    ===========

Net Loss Per Share:
Continuing Operations - Basic and Diluted              0.02             --             --             --
Discontinued Operations - Basic and Diluted              --             --             --             --
                                                -----------    -----------    -----------    -----------

                                                       0.02             --             --             --
                                                -----------    -----------    -----------    -----------

Weighted Average Common Shares Outstanding       11,630,000     11,406,000     11,713,000     11,406,000
                                                ===========    ===========    ===========    ===========




              (The accompanying notes are an integral part of these
                       consolidated financial statements)
                                      F-2

                            YzApp International Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                           (expressed in U.S. dollars)
                                   (unaudited)

                                                            Six Months Ended
                                                               January 31,
                                                           2007          2006
                                                            $              $
                                                         --------      --------
Operating Activities

Net income (loss)                                         170,011       (30,507)

Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation                                                693         1,872
  Donated services                                          5,000        19,500
  Gain on forgiveness of debt/debt settlement            (244,016)           --
  Impairment of property and equipment                      8,807            --
  Impairment of software development costs                 37,559            --

Changes in operating assets and liabilities:

  Amount receivable                                           (41)          622
  Accounts payable                                        (10,813)      (11,896)
  Due to related parties                                       --         1,380
                                                         --------      --------


Net Cash Used In Operating Activities                     (32,800)      (19,029)
                                                         --------      --------


Financing Activities
  Increase in advances payable                             18,869        21,250
                                                         --------      --------


Net Cash Provided By Financing Activities                  18,869        21,250
                                                         --------      --------


Effect of Exchange Rate Changes on Cash                      (696)           66
                                                         --------      --------


Increase (Decrease) In Cash                               (14,627)        2,287

Cash - Beginning Of Period                                 14,979           274
                                                         --------      --------


Cash - End Of Period                                          352         2,561
                                                         ========      ========

Supplemental Disclosures
  Interest paid                                                --           621
  Income taxes paid                                            --            --
                                                         ========      ========

Non-cash Financing Activities
  Common shares issued for to settle debt                  20,000        10,500
                                                         ========      ========




              (The accompanying notes are an integral part of these
                       consolidated financial statements)

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                January 31, 2007
                                   (unaudited)


1.   Nature of Operations and Continuance of Business

     YzApp International Inc. (the "Company") was incorporated in the State of Nevada on December 26, 2002. Effective October 15, 2003, the Company acquired all the outstanding common stock of YzApp Solutions Inc. ("Solutions"), a company under common control, by issuing 9,520,000 common shares on a one share for two shares owned basis. Solutions was incorporated under the Company Act of British Columbia on August 24, 2000 and continued into federal jurisdiction under the Canada Business Corporations Act on October 15, 2001. The principal business of Solutions is operating as an application service provider acting as a conduit between retailers and financial institutions. Prior to the reverse acquisition, the Company was a non-operating shell company with nominal net assets. Therefore, this acquisition was a capital transaction in substance, rather than a business combination, and was accounted for as a reverse acquisition using the purchase method of accounting. Because Solutions was deemed to be the acquirer for accounting purposes, the financial statements are presented as a continuation of Solutions and include the results of operations of Solutions since its incorporation on August 24, 2000, except that all share issuances of Solutions were adjusted to reflect the 1 for 2 share exchange on the acquisition.

     The Company is based in Vancouver, British Columbia, Canada and its principal business is the development of software allowing the Company to act as an application service provider acting as a conduit between retailers and financial institutions. As at January 31, 2007, the Company decided to discontinue its business of developing software. See Note 6.

     These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at January 31, 2007, the Company has a working capital deficiency of $65,349 and has accumulated losses of $957,072 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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


2.   Summary of Significant Accounting Policies

     (a) Basis of Presentation

         These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars. All significant inter-company transactions and balances have been eliminated. The Company has not produced significant revenue from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises".

     (b) Year End

         The Company's fiscal year end is July 31.

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                January 31, 2007
                                   (unaudited)


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

     (f)  Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at January 31, 2007 and 2006, the only component of comprehensive loss was foreign currency translation adjustments.

     (g)  Financial Instruments and Concentrations of Risk

          The fair values of financial instruments, which include cash, amounts receivable, accounts payable, accrued liabilities, current liabilities of discontinued operations, and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                January 31, 2007
                                   (unaudited)


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

     (l)  Income Taxes

          Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     (m)  Recent Accounting Pronouncements

          In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans
          - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position for results of operations.

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                January 31, 2007
                                   (unaudited)


2.   Summary of Significant Accounting Policies (continued)


     (m)  Recent Accounting Pronouncements (continued

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

          In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

          In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

          In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                January 31, 2007
                                   (unaudited)


2.   Summary of Significant Accounting Policies (continued)

     (n)  Stock-based Compensation

          Prior to February 1, 2006, the Company accounted for stock-based awards in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified retrospective transition method. There was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123R.

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

     (p)  Reclassifications

          Certain of the prior period figures have been reclassified to conform to the current period's presentation.


3.   Property and Equipment

                                                                January 31,     July 31,
                                                                   2007           2006
                                                Accumulated     Net Carrying   Net Carrying
                                      Cost      Depreciation       Value          Value

                                        $            $               $               $
     Computer equipment                  -            -               -           2,545
     Furniture and fixtures              -            -               -           1,526
     Equipment under capital lease       -            -               -           5,598
                                      -----        ------          -----          -----

                                         -            -               -           9,669
                                      =====        ======          =====          =====




4.   Software Development Costs

                                                                January 31,     July 31,
                                                                   2007           2006
                                                Accumulated     Net Carrying   Net Carrying
                                      Cost      Depreciation       Value          Value
                                        $            $               $               $
     Software development costs         -              -              -          38,306
                                      =====        ======          =====         ======

     As at January 31, 2007, the Company decided to discontinue its software development business and recorded an impairment loss of $37,559 due to the uncertainty about expected future cash flows from the sales of products.

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                January 31, 2007
                                   (unaudited)


5.   Advances Payable


     As at January 31, 2007, the Company owed $18,754 (July 31, 2006 - $9,835)
     to shareholders for cash advances which are non-interest bearing, unsecured and due on demand. The balance of $9,950 due to an unrelated party bears interest at 5% per annum, is unsecured and due on demand.


6.   Discontinued Operations


     As at January 31, 2007, the Company has decided to discontinue its business of developing software

     The results of discontinued operations are summarized as follows:

                                                                                                     Accumulated
                                                                                                         from
                                                                                                      August 24,
                                     Six Months     Six Months     Three Months                      2000 (Date of
                                        Ended         Ended           Ended          Three Months    Inception) to
                                     January 31,    January 31,     January 31,       January 31,     January 31,
                                        2007           2006            2007              2006            2007
                                          $             $                $                $                $
     Revenue                               -            -                 -               -             16,940
                                     ----------     ----------      -----------       ----------     -----------
     Expenses                           37,559          -            37,559               -            675,256
                                     ----------     ----------      -----------       ----------     -----------
     Net Operating Loss                (37,559)         -           (37,559)              -           (658,316)
                                     ----------     ----------      -----------       ----------     -----------
     Loss from Discontinued
       Operations                      (37,559)         -           (37,559)              -           (658,316)
                                     ==========     ==========      ===========       ==========     ===========

     Assets and liabilities to be disposed of comprise the following:

                                                  January 31,          July 31,
                                                     2007                2006
                                                       $                  $

     Accounts payable                               18,916             271,055
                                                    ------             -------

     Total Liabilities                              18,916             271,055
                                                    ------             -------


7.   Related Party Transactions

     (a) In the six months ended January 31, 2007, the Company incurred management fees for ongoing management of the Company's affairs to a director and officer of the Company of $5,000 (2006 - $19,500), all of which was waived and recognized as donated services.

     (b) At January 31, 2007, the Company owed Nil (July 31, 2006 - $32,772) to the President of the Company for advances and expenses paid on behalf of the Company. On October 31, 2006, the President forgave the $32,772 owing to him as at July 31, 2006.


8.   Common Stock

     On November 15, 2006, the Company issued 200,000 shares at a fair value of $0.10 per share to settle debt of $227,808 resulting in a gain of $207,808.

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

Overview

Our operation activities have been related primarily to the research, development and marketing of our interactive credit application called the Intelligent Credit Application or "ICA". There are two versions of this application, one for use by retailers and financial institutions and another simplified version for consumers or those unfamiliar with computers or software. These two versions are called the ICA Business Office also known as SalesMax and the ICA Weblink respectively. We are no longer conducting research as our user acceptance testing was completed on August 31, 2004. The results of the testing indicated that the dealers could connect with, and use as intended, the Intelligent Credit Application. The dealers requested a number of enhancements so that the software would be easier to use and could print additional documents. The full results of the user acceptance testing and desired enhancements are contained in a document that is ready for programmers to use in programming the required modifications. However due to our lack of capital our marketing activities by Brian Jaggard and Douglas Dunn on a voluntary basis have ceased.

Highlights of the Quarter

Revenues

With no other active operation, there has been no revenue to report for the current quarter or for the same quarter last year. Expenses General and administrative expenses (excluding management fees 2007 - $5,000 and 2006 - $19,000) for the six months ended January 31, 2007 were $30,626 compared to $8,345 for the same period in 2006. The increase relates primarily to $8,807 in capital asset write-offs, higher professional fees and the addition of 3,900 in public listing costs.

Management fees of $5,000 accrued to the President in the six month period were waived by the President.

Depreciation and amortization expense for the six months ended January 31, 2007 was $693 compared to $1,872.for the same period last year. The difference is due to the write off of the capital assets in the second quarter where no depreciation was recorded.

Net Income (Loss)

Net Income for the six months ended January 31, 2007 was $170,011 compared to a loss of $30,507 for six months ended January 31, 2006. Net income was the direct result of the gain of $244,016 from debt forgiveness and debt settlements.. This was offset by a loss of $37,559 from discontinued operations as the Company discontinued the development of its application software due to the lack of adequate funds and no customer orders.

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

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues with our basic product offering and no revenues are anticipated as we have discontinued the development of our application software due to the lack of adequate funds and no customer orders.



Currently we must raise cash from sources other than operations. Our only other sources for cash at this time include shareholder advances and the issuance of shares. We must raise cash to implement our project and continue our operations.


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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There were no new legal proceedings during the quarter ended January 31, 2007.

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

Item 6.   Exhibits and Reports On Form 8-K

     (a)  Exhibits.

          31 -- Certifications of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32 -- Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (b)  Reports on Form 8-K

          The Company filed no reports on Form 8K during the quarter ended January 31, 2007 however an 8-K was filed on March 9, 2007 to report a change in the Company's auditor.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 16, 2007           YZAPP INTERNATIONAL INC.
                                   (Registrant)

                                By: /s/ Brian Jaggard
                                    -----------------
                                    Brian Jaggard,
                                    Chief Financial Officer, President and CEO