Form 10QSB
period 2007-04-30
YZAPP INTERNATIONAL INC
filed 2007-06-19
CIK 1273385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                   FORM 10-QSB

            [X] Quarterly Report pursuant Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended April 30, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Common Stock of 50,000,000 authorized at $0.001 par value, 11,746,041 shares were outstanding as of June 14, 2007.

                            YZAPP INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX



PART I. FINANCIAL INFORMATION                                               Page


Item 1. Financial Statements

Consolidated Balance Sheets at April 30, 2007 (Unaudited) and
     July 31, 2006 (Audited)                                                F-1

Consolidated  Statements of Operations (Unaudited) for the
     nine months ended April 30, 2007 and 2006 and accumulated
     from August 24, 2000 to April 30, 2007                                 F-2

Consolidated  Statements of Cash Flows (Unaudited) for the
     nine months ended April 30, 2007 and 2006                              F-3

Notes to Consolidated Financial Statements                                  F-4


Item 2. Managements' Discussion and Analysis of Financial
                  Condition and Results of Operations                         3

Item 3. Controls and Procedures                                               4

PART II. OTHER INFORMATION                                                    5

Item 4. Legal Proceedings                                                     5

Item 5:  Subsequent Events                                                    5

Item 6. Exhibits and Reports on Form 8-K                                      5

Signatures                                                                    5

                            YzApp International Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                           (expressed in U.S. dollars)

                                                           April 30,      July 31,
                                                             2007           2006
                                                               $              $
                                                          (unaudited)
                                                          ----------    ----------
                                     ASSETS

Current Assets
Cash                                                             286        14,979
Amounts receivable                                             8,660         8,502
                                                          ----------    ----------

Total Current Assets                                           8,946        23,481

Property and Equipment (Note 3)                                   --         9,669

Software Development Costs (Note 4)                               --        38,306
                                                          ----------    ----------

Total Assets                                                   8,946        71,456
                                                          ==========    ==========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities                      30,373        22,054
Advances payable (Note 5)                                     33,113         9,835
Current liabilities of discontinued operations (Note 6)       20,039       271,055
Due to related party (Note 7)                                     --        32,772
                                                          ----------    ----------

Total Current Liabilities                                     83,525       335,716
                                                          ----------    ----------

Going Concern (Note 1)

                             STOCKHOLDERS' DEFICIT

Preferred Stock:
1,000,000 authorized, $0.001 par value;
Nil shares issued and outstanding                                 --            --

Common Stock:
50,000,000 shares authorized, $0.001 par value;
11,746,041 and 11,546,041 shares issued and
outstanding, respectively                                     11,746        11,546

Additional Paid-in Capital                                   788,959       769,159

Donated Capital (Note 7)                                     147,152       142,152

Deficit Accumulated During the Development Stage            (965,576)   (1,127,083)

Accumulated Other Comprehensive Loss                         (56,860)      (60,034)
                                                          ----------    ----------
Total Stockholders' Deficit
                                                             (74,579)     (264,260)
                                                          ----------    ----------

Total Liabilities and Stockholders' Deficit                    8,946        71,456
                                                          ==========    ==========

                 (The accompanying notes are an integral part of
                    these consolidated financial statements)

                            YzApp International Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                           (expressed in U.S. dollars)
                                   (unaudited)

                                                                                                          Accumulated from
                                                                                                           August 24, 2000
                                                     Nine Months Ended           Three Months Ended      (Date of Inception)
                                                         April 30,                     April 30,            to April 30,
                                                   2007            2006          2007            2006           2007
                                                     $               $             $               $              $
                                                -----------    -----------    -----------    -----------    -----------
Revenue                                                  --             --             --             --             --
                                                -----------    -----------    -----------    -----------    -----------
Operating Expenses

   Depreciation                                         693          2,779             --            907         29,107
   General and administrative                        35,058         44,828          8,239         16,193        458,105
                                                -----------    -----------    -----------    -----------    -----------

Total Operating Expenses                             35,751         47,607          8,239         17,100        487,212
                                                -----------    -----------    -----------    -----------    -----------

Loss before Other Income (Expense)                  (35,751)       (47,607)        (8,239)       (17,100)      (487,212)

Other Income (Expense)

   Gain on debt forgiveness/settlements             244,016             --             --             --        244,016
   Impairment of property and equipment              (8,807)            --             --             --         (8,807)
   Interest income                                       --             --             --             --          2,789
   Interest expense                                    (392)            --           (265)            --        (56,029)

   Loss on disposal of property and equipment            --             --             --             --         (2,017)
                                                -----------    -----------    -----------    -----------    -----------

Income (Loss) from Continuing Operations            199,066        (47,607)        (8,504)       (17,100)      (307,260)

Loss from discontinued operations (Note 6)          (37,559)            --             --             --       (658,316)
                                                -----------    -----------    -----------    -----------    -----------

Net Income (Loss) for the Period                    161,507        (47,607)        (8,504)       (17,100)      (965,576)

Comprehensive Income (Loss)

   Foreign currency translation adjustment            3,174        (25,243)          (726)        (6,672)       (56,860)
                                                -----------    -----------    -----------    -----------    -----------

Comprehensive Loss                                  164,681        (72,850)        (9,230)       (23,772)    (1,022,436)
                                                ===========    ===========    ===========    ===========    ===========
Net Income (Loss) Per Share:
Continuing Operations - Basic and Diluted              0.02             --             --             --
Discontinued Operations - Basic and Diluted              --             --             --             --
                                                -----------    -----------    -----------    -----------

                                                       0.02             --             --             --
                                                ===========    ===========    ===========    ===========

Weighted Average Common Shares Outstanding       11,667,653     11,440,913     11,746,041     11,513,007
                                                ===========    ===========    ===========    ===========

                 (The accompanying notes are an integral part of
                    these consolidated financial statements)

                            YzApp International Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                           (expressed in U.S. dollars)
                                   (unaudited)

                                                           Nine Months Ended
                                                               April 30,
                                                           2007         2006
                                                             $            $
                                                         --------      --------
Operating Activities

Net income (loss)                                         161,507       (47,607)

Adjustments to reconcile net loss to net cash used in operating activities:

 Depreciation                                                 693         2,779
 Donated services                                           5,000        27,000
 Gain on forgiveness of debt/debt settlement             (244,016)           --
 Impairment of property and equipment                       8,807            --
 Impairment of software development costs                  37,559            --

Changes in operating assets and liabilities:

 Amount receivable                                            (42)          624
 Accounts payable                                          (6,548)      (20,791)
 Due to related party                                          --         1,384
                                                         --------      --------

Net Cash Used In Operating Activities                     (37,040)      (36,611)
                                                         --------      --------

Financing Activities

 Increase (decrease) in advances payable                   23,278        (3,294)
 Proceeds from the issue of common stock                       --        70,000
                                                         --------      --------

Net Cash Provided By Financing Activities                  23,278        66,706
                                                         --------      --------

Effect of Exchange Rate Changes on Cash                      (931)          479
                                                         --------      --------

Increase (Decrease) In Cash                               (14,693)       30,574

Cash - Beginning Of Period                                 14,979           274
                                                         --------      --------

Cash - End Of Period                                          286        30,848
                                                         ========      ========

Supplemental Disclosures
  Interest paid                                                --         2,201
  Income taxes paid                                            --            --
                                                         ========      ========
Non-cash Financing Activities
  Common shares issued for to settle debt                  20,000            --
                                                         ========      ========


                 (The accompanying notes are an integral part of
                    these consolidated financial statements)

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                 April 30, 2007
                                   (unaudited)


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

     These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at April 30, 2007, the Company has a working capital deficiency of $74,579 and has accumulated losses of $965,576 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                 April 30, 2007
                                   (unaudited)


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

     (e)  Foreign Currency Translation

          The Company's functional currency is the Canadian dollar. The financial statements of the Company are translated to United States dollars under the current rate method in accordance with SFAS No. 52 "Foreign Currency Translation". Under the current rate method, all assets and liabilities are translated at the current rate, while stockholders' equity accounts are translated at the appropriate historical rate. The revenues and expenses that occur evenly over the period are translated at the weighted-average rate for the period. The cumulative translation adjustments balance is reported as a component of accumulated other comprehensive income. (f) Comprehensive Loss SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at April 30, 2007 and 2006, the only component of comprehensive loss was foreign currency translation adjustments.

     (g)  Financial Instruments and Concentrations of Risk

          The fair values of financial instruments, which include cash, amounts receivable, accounts payable, accrued liabilities, advances payable, current liabilities of discontinued operations, and due to related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. It is management's opinion that the Company is not exposed to significant interest rate, currency exchange rate or credit risks arising from these financial instruments.

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

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                 April 30, 2007
                                   (unaudited)


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

     (k)  Income Taxes

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

     (l)  Recent Accounting Pronouncements

          In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

          In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                 April 30, 2007
                                   (unaudited)


2.   Summary of Significant Accounting Policies (continued)


     (l)  Recent Accounting Pronouncements (continued)

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

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                 April 30, 2007
                                   (unaudited)


2.   Summary of Significant Accounting Policies (continued)

     (l)  Recent Accounting Pronouncements (continued)

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

     (m)  Stock-based Compensation

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

     (n)  Interim Financial Statements

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

     (p)  Reclassifications

          Certain of the prior period figures have been reclassified to conform to the current period's presentation.


3.   Property and Equipment

                                                                  April 30,       July 31,
                                                                    2007            2006
                                                Accumulated     Net Carrying    Net Carrying
                                       Cost     Depreciation        Value           Value
                                         $            $               $               $
     Computer equipment                   -           -               -             2,545
     Furniture and fixtures               -           -               -             1,526
     Equipment under capital lease        -           -               -             5,598
                                       -----------------------------------------------------

                                          -           -               -           9,669
                                       =====================================================

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                 April 30, 2007
                                   (unaudited)


4.   Software Development Costs

                                                             April 30,       July 31,
                                                               2007           2006
                                             Accumulated   Net Carrying   Net Carrying
                                    Cost    Depreciation       Value          Value
                                      $           $              $              $
     Software development costs       -           -              -           38,306
     ----------------------------------------------------------------------------------

     As at January 31, 2007, the Company decided to discontinue its software development business and recorded an impairment loss of $37,559 due to the uncertainty about expected future cash flows from the sales of products.


5.   Advances Payable


     As at April 30, 2007, the Company owed $18,754 (July 31, 2006 - $9,835) to shareholders for cash advances which are non-interest bearing, unsecured and due on demand.

     As at April 30, 2007, the Company owed $14,172 to an unrelated party which bears interest at 5% per annum, is unsecured and due on demand. As of April 30, 2007 interest of $187 has been accrued on the loan.


6.   Discontinued Operations


     As at January 31, 2007, the Company has decided to discontinue its business of developing software

     The results of discontinued operations are summarized as follows:

                                                                                          Accumulated from
                                             Nine         Nine       Three      Three      August 24, 2000
                                            Months       Months      Months     Months   (Date of Inception)
                                             Ended        Ended      Ended      Ended           to
                                            April 30,    April 30,  April 30,  April 30,     April 30,
                                              2007         2006       2007      2006           2007
                                                $            $          $         $              $
     Revenue                                     --          -          -         -            16,940
     ------------------------------------------------------------------------------------------------------
     Expenses                                37,559          -          -         -           675,256
     ------------------------------------------------------------------------------------------------------
     Net Operating Loss                     (37,559)         -          -         -          (658,316)
     ------------------------------------------------------------------------------------------------------
     Loss from Discontinued Operations      (37,559)         -          -         -          (658,316)
     ------------------------------------------------------------------------------------------------------

     Assets and liabilities related to discontinued operations comprise the following:

                                            April 30,     July 31,
                                              2007         2006
                                               $             $

     Accounts payable                        20,039       271,055
     -------------------------------------------------------------

     Total Liabilities                       20,039       271,055
     -------------------------------------------------------------

                            YzApp International Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           (expressed in U.S. dollars)
                                 April 30, 2007
                                   (unaudited)


7.   Related Party Transactions

     (a) During the nine months ended April 30, 2007, the Company incurred management fees for ongoing management of the Company's affairs to a director and officer of the Company of $5,000 (2006 - $19,500), all of which was waived and recognized as donated services.

     (b) At April 30, 2007, the Company owed $Nil (July 31, 2006 - $32,772) to the President of the Company for advances and expenses paid on behalf of the Company. On October 31, 2006, the President forgave the $32,772 owing to him as at July 31, 2006.


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

Highlights of the Quarter

Revenues

With no active operations, there has been no revenue to report for the current quarter or for the same quarter last year. General and administrative expenses for the nine months ended April 30, 2007 were $35,058 compared to $44,828 for the same period in 2006.

Management fees of $5,000 accrued to the President in the nine month period were waived by the President and recorded as donated services.

Depreciation and amortization expense for the nine months ended April 30, 2007 was $693 compared to $2,779 for the same period last year. The difference is due to the write off of the capital assets in the second quarter where no depreciation was recorded.

Net Income (Loss)

Net Income for the nine months ended April 30, 2007 was $161,507 compared to a loss of $47,607 for nine months ended April 30, 2006. Net income was the direct result of the gain of $244,016 from debt forgiveness and debt settlements. This was offset by a loss of $37,559 from discontinued operations as the Company discontinued the development of its application software due to the lack of adequate funds and no customer orders.


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

Item 3. Controls and Procedures

The Company's principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of April 30, 2007. They have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

The Company has made no significant changes in its internal controls over financial reporting during the most recent fiscal quarter covered by this Report that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There were no new legal proceedings during the quarter ended April 30, 2007.

Item 2.  Changes in Securities:    None

Item 3.  Default Upon Senior Securities:     There are no defaults to report.

Item 4.  Submission of Matters to a Vote of Security Holders:    None.

Item 5.  Other Information:    None



Item 6.   Exhibits and Reports On Form 8-K

     (a)  Exhibits.

          31 -- Certifications of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32 -- Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (b)  Reports on Form 8-K

          The Company filed no reports on Form 8K during the quarter ended April 30, 2007 however an 8-K was filed on March 9, 2007 to report a change in the Company's auditor.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 14, 2007           YZAPP INTERNATIONAL INC.
                                   (Registrant)

                                By: /s/ Brian Jaggard
                                    -----------------
                                    Brian Jaggard,
                                    Chief Financial Officer, President and CEO