Form 10KSB
period 2007-07-31
YZAPP INTERNATIONAL INC
filed 2007-11-20
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2007.

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-111696

YZAPP INTERNATIONAL INC.
(Name of small business issuer in its charter)

Nevada	n/a
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 500-666 Burrard Street
Vancouver, British Columbia CANADA	V6C 3P6
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 604-868-0264

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d)
of the Exchange act from their obligations under those Sections.

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
Yes [X]   No [   ]

State Issuer's revenues for its most recent fiscal year: $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

5,413,786 common shares at $0.12 (1) = $649,654

(1) Last closing price on December 29, 2006 as quoted on the OTC Bulletin Board.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.

11,746,041 common shares issued and outstanding as of October 31, 2007

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I

Item 1. Description of Business.

          This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

          Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

          Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

General

          YzApp International Inc. was originally incorporated in the State of Nevada on December 26, 2002. Effective October 15, 2003, we acquired all the outstanding common stock of YzApp Solutions Inc., a company under common control. Prior to the acquisition, our company was a non-operating shell corporation with nominal net assets. The acquisition was a capital transaction in substance and therefore was accounted for as a reverse acquisition.

Business Overview

          Our company is based in Vancouver, British Columbia, Canada. Following incorporation, we commenced business as a company engaged in developing software which allowed us to act as an application service provider acting as a conduit between retailers and financial institutions.

          We were not successful in implementing our business plan as an application service provider. As management of our company investigated opportunities and challenges in the business of being an application service provider, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. Although we have not abandoned our current business as an application service provider, we are focused on the identification of suitable businesses with which to enter into a business opportunity or business combination.

Government Regulation; Government Approval

          Our company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally.

Research and Development Costs

          As at January 31, 2007, our company decided not to expend any additional costs in regards to our software development business. As a result, we recorded an impairment of software development costs of $13,146 for the year ended July 31, 2007 due to the uncertainty about expected future cash flows from the sales of products.

Costs and Effects of Compliance with Environmental Laws

          Our company is not involved in a business that involves the use of materials in a manufacturing stage where such materials are likely to result in the violation of any existing environmental rules and/or regulations. As our company does own real property, it is unlikely that our company will face liability as a landowner. Therefore, our company does not anticipate that there will be any costs associated with the compliance of environmental laws and regulations.

Intellectual Property

          We rely on trade secrets to protect our intellectual property. We do not have any registered patents, trademarks, or copyrights. We do not have and do not intend to apply for patents on our products. Management believes that the patent application process in many countries would be time-consuming and expensive and any patent protection may be out of date by the time the patent is granted. Our proprietary software is protected by a source code held by our company. The Intelligent Credit Application decision logic was developed by Brian Jaggard with the assistance of faculty members from Simon Fraser University.

Employees and Officers

          As of October 31, 2007, our company was operated by two officers: Brian Jaggard as President, Chief Executive Officer and Chief Financial Officer; and Douglas Dunn as Chief Operations Officer and Secretary. There are no employees represented by a labor union or are covered by a collective bargaining agreement.

RISK FACTORS

          Much of the information included in this annual report includes or is based upon estimates, projections or other forward-looking statements. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

          Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We have not generated revenues to date and if we are not able to obtain further financing we may be forced to cease operations and our business operations may fail.

          To date we have not generated any revenues from operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. As at July 31, 2007, we had cash of $467 and a working capital deficiency of $104,400. We do not expect to generate any revenues in the near future until we locate and enter into a suitable business opportunity or combination with another viable pre-existing business. We estimate that we will require approximately $3,500 per month to fund our operations for the next twelve month period. Because we cannot anticipate when or if we will enter into a suitable business opportunity or combination with another entity, we will need to raise additional funds to continue to fund our operations. If we are not able to raise such funds, we may be forced to cease operations and our business may fail.

We have a limited operating history. If we cannot successfully manage the risks normally faced by start-up companies, we may not achieve profitable operations and ultimately our business may fail.

          We have a limited operating history. Our operating activities since our incorporation have not met with much success. As a result, we are seeking business opportunities with other viable businesses. Our prospects are subject to the risks and expenses encountered by start up companies, such as uncertainties regarding our level of future revenues and our inability to budget expenses and manage growth accordingly and our inability to access sources of financing when required and at rates favorable to us. Our limited operating history makes it difficult or impossible to predict future results of our operations which may result in the loss of some or all of your investment in our common stock.

The fact that we have not succeeded in our business plan raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors’ report in connection with our audited consolidated financial statements.

          Due in part to the lack of our operating history at July 31, 2007, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without revenues until we succeed at our current business or we determine to enter into a business opportunity or combination with a pre-existing business entity. We estimate our average monthly operating expenses to be approximately $3,500 per month. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our company. If we are unable to raise funds to cover our operating costs, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the period ended July 31, 2007.

We will need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to scale back or cease operations or discontinue our business.

          We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our business model. Furthermore, there is no assurance that we will not incur further debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, thereby jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to maintain our operations, which might result in the loss of some or all of your investment in our common stock. Our company anticipates that our funds will not be sufficient to satisfy our cash requirements for the next twelve month period. Also, there is no assurance that actual cash requirements will not exceed our estimates.

          We will depend almost exclusively on outside capital to pay for the continued operation of our business. Such outside capital may include the sale of additional stock, shareholder advances and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Our officers are engaged in other business activities and accordingly may not devote sufficient time to our business affairs, which may affect our ability to conduct operations and generate revenues.

          Our officers are involved in other business activities. Brian Jaggard, our President, Chief Executive Officer, Chief Financial Officer and director spends approximately 25 hours, or 50%, of his business time on the management of our company and Douglas Dunn, our Chief Operations Officer, Secretary and director, spends approximately 15 hours, or 30%, of his business time on the management of our company. As a result of their other business endeavours, Mr. Jaggard and Mr. Dunn may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues. In addition, the management of our company may be periodically interrupted or delayed as a result of Mr. Jaggard’s or Mr. Dunn’s other business interests.

All of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

          All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

Because our officers, directors and principal shareholders control a large percentage of our common stock, such insiders have the ability to influence matters affecting our shareholders.

          Our officers and directors, in the aggregate, beneficially own 53% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we can issue additional common shares, purchasers of our common stock may incur immediate dilution and may experience further dilution.

          We are authorized to issue up to 50,000,000 common shares and 1,000,000 preferred shares, of which 11,746,041 common shares and no preferred shares are issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

RISKS ASSOCIATED WITH OUR COMMON STOCK

Because we do not intend to pay any dividends on our common shares, investors seeking dividend income or liquidity should not purchase shares.

          We do not currently anticipate declaring and paying dividends to our shareholders in the near future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. We currently have no revenues and a history of losses, so there can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who currently do not intend to pay any dividends on our common shares for the foreseeable future.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

          Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

          In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2. Description of Property.

          Our company currently does not own any property. The offices located at Suite 500, 666 Burrard Street, Vancouver, BC, Canada V6C 3P6 are rented on a month-by-month rental basis. The cost of the office is included in the fees paid or accrued to Q4 Financial Group Inc.

          We have not entered into any agreements to acquire any properties.

Item 3. Legal Proceedings.

          Management does not have knowledge of any material litigation pending, threatened or contemplated, or unsatisfied judgments against our company or our affiliates, or any proceedings in which our company or our affiliates is a party. Similarly, management is without knowledge as to any legal actions pending or threatened or judgments entered against our company's executive officers and directors in their capacity as such, other than to the extent such individuals are named in the above actions.

Item 4. Submission of Matters to a Vote of Security Holders.

          No matters were submitted to the vote of the holders of our company’s securities during the year ended July 31, 2007.

PART II

Item 5. Market for the Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Price of the Company's Common Stock

          Our common stock was listed and commenced be quoted on the OTC Bulletin Board on October 25, 2006 under the symbol "YZPI.OB". Trading in our common stock has been limited and sporadic. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on the OTC Bulletin Board.

OTC Bulletin Board (1)
Quarter Ended	High	Low
October 31, 2007	Nil	Nil
July 31, 2007	Nil	Nil
April 30, 2007	Nil	Nil
January 31, 2007	$0.12	$0.12
October 31, 2006	Nil	Nil

(1)

These prices were taken from Yahoo!Finance. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

          Our common shares are issued in registered form. Pacific Stock Transfer Company, of 500 E. Warm Springs Road, Ste. 240, Las Vegas, NV 89119 (telephone: 702.361.3033; facsimile 702.433.1979 is the registrar and transfer agent for our common shares.

          On October 31, 2007, the shareholders' list for our common stock showed approximately 70 registered stockholders and 11,746,041 shares issued and outstanding. Our common stock has not traded since December 29, 2006, which closed at $0.12.

Dividend Policy

          We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

Recent sales of unregistered securities

          We did not issue any securities during the year ended July 31, 2007 that have not otherwise been disclosed in a quarterly report on Form 10-QSB or in a quarterly report on Form 8-K.

Equity Compensation Plan Information

          We do not have any equity compensation plan as of the date of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

          We did not purchase any of our shares of common stock or other securities during the year ended July 31, 2007.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operations

          You should read the following discussion of our financial condition and plan of operations together with the audited financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this report, particularly in the section entitled “Risk Factors”.

          As of July 31, 2007, our company had cash of $467 and working capital deficit of $104,400. We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

Estimated Expenses For the Next Twelve Month Period

Operating Expenses
Professional Fees	$20,000
Employee and Consultant Compensation	$15,000
General and Administrative Expenses	$6,500
Total	$41,500

Professional Fees

          We expect to incur on-going legal expenses to comply with our reporting responsibilities as public company under the United States Securities Exchange Act of 1934, as amended. We estimate our legal and accounting expenses for the next fiscal year to be approximately $20,000.

Employee and Consultant Compensation

          Given the uncertainties related to our future business, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $15,000. As of July 31, 2007, Brian Jaggard and Douglas Dunn were our sole employees. However, our company did not pay salaries or bonuses to such individuals during this time.

General and Administrative Expenses

          We anticipate spending $6,500 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as office supplies and office equipment.

Liquidity and Capital Resources

          Our company’s principal cash requirements are for operating expenses which we anticipate will rise as we proceed to conduct due diligence on suitable entities with which to enter into a business opportunity or combination.

Capital Resources

          As of July 31, 2007, we had $467 in cash and working capital deficit of $104,400. We have suffered recurring losses from inception. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to enter into a suitable and successful business opportunity or combination.

          Management believes that our company’s cash and cash equivalents and cash will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require $145,900 over the next twelve month period to fund our plan of operations and eliminate our working capital deficiency. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

          There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful identification and consummation of a business opportunity or combination and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

          Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited consolidated financial statements for the period ended July 31, 2007, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Capital Expenditures

          As of July 31, 2007, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

Off-Balance Sheet Arrangements

          We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

SIGNIFICANT ACCOUNTING POLICIES

          Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

          We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes. These policies require that we make estimates in the preparation of our financial statements as of a given date.

          Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Going Concern

          Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended July 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

          There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

          There are no assurances that we will be able to obtain further funds required for our continued operations or to located and consummation a suitable business opportunity or combination. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due.

Stock-based Compensation

          Our company records stock-based compensation in accordance with SFAS No. 123R "Share Based Payments", using the fair value method.

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

Recent Accounting Pronouncements

          In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". Our company is evaluating the impact of this statement on our company's future reported financial position or results of operations.

          In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. Our company adoption of this statement did not have a material effect on our reported financial position or results of operations.

          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on our company's future reported financial position for results of operations.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company is evaluating the impact of this statement on our company's future reported financial position or results of operations.

          In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our company is evaluating the impact of this statement on our company's future reported financial position or results of operations.

          In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. Our company is evaluating the impact of this statement on our company's future reported financial position or results of operations.

          In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. Our company is evaluating the impact of this statement on our company's future reported financial position or results of operations.

Item 7. Financial Statements.

(i)	Report of Independent Registered Public Accounting Firm.

(ii)	Report of Independent Registered Public Accounting Firm.

(iii)	Consolidated Balance Sheets as of July 31, 2007 and 2006.

(iv)	Consolidated Statements of Operations for the years ended July 31, 2007 and 2006 and accumulated from August 24, 2000 (Date of Inception) to July 31, 2007.

(v)	Consolidated Statements of Cash Flows for the years ended July 31, 2007 and 2006 and accumulated from August 24, 2000 (Date of Inception) to July 31, 2007.

(vi)	Consolidated Statement of Stockholders' Equity (Deficit) from August 24, 2000 (Date of Inception) to July 31, 2007.

(vii)	Notes to Consolidated Financial Statements.

YzApp International Inc.
(A Development Stage Company)

July 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
YzApp International Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of YzApp International Inc. (A Development Stage Company) as of July 31, 2007 and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) for the year then ended and accumulated from August 1, 2006 to July 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of YzApp International Inc. (A Development Stage Company), as of July 31, 2007, and the results of its operations and its cash flows for the year then ended and accumulated from August 1, 2006 to July 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency, has accumulated losses since inception and will need additional debt/equity financing to begin realizing its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada

November 9, 2007

F–1

N.I. CAMERON INC. Chartered Accountants
303 – 475 Howe Street
Vancouver, B.C. CANADA V6C 2B3
Tel: (604) 669-9631, Fax: (604) 669-1848

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
YzApp International Inc.

We have audited the accompanying consolidated balance sheet of YzApp International Inc. (a development stage company) as of July 31, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended and for the period from August 24, 2000 (date of incorporation) to July 31, 2006. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2006, and the results of their operations and their cash flows for the year then ended and for the period from August 24, 2000 (date of incorporation) to July 31, 2006 in conformity with generally accepted accounting principles used in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced accumulated losses and has had no material revenue producing operations to date. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital, achieve profitable operations or to merge with a revenue producing venture partner. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ N.I. Cameron Inc.

VANCOUVER, B.C.	CHARTERED ACCOUNTANTS
October 25, 2006

F–2

YzApp International Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	July 31,	July 31,
	2007	2006
	$	$

ASSETS
Current Assets
Cash	467	14,979
Amounts receivable	–	8,502
Total Current Assets	467	23,481
Property and Equipment (Note 4)	–	9,669
Software Development Costs (Note 5)	–	38,306
Total Assets	467	71,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	26,318	10,739
Accrued liabilities	449	11,315
Loans payable (Note 6)	46,706	9,835
Current liabilities of discontinued operations (Note 3)	31,394	271,055
Due to related parties (Note 7)	–	32,772
Total Current Liabilities	104,867	335,716
Going Concern (Note 1)
STOCKHOLDERS’ DEFICIT
Preferred Stock:
1,000,000 authorized, $0.001 par value;
Nil shares issued and outstanding	–	–
Common Stock:
50,000,000 shares authorized, $0.001 par value;
11,746,041 and 11,546,041 shares issued and outstanding, respectively	11,746	11,546
Additional Paid-in Capital	788,959	769,159
Donated Capital (Note 7)	179,799	142,152
Deficit Accumulated During the Development Stage	(1,025,766)	(1,127,083)
Accumulated Other Comprehensive Loss	(59,138)	(60,034)
Total Stockholders’ Deficit	(104,400)	(264,260)
Total Liabilities and Stockholders’ Deficit	467	71,456

(The accompanying notes are an integral part of these consolidated financial statements)
F–3

YzApp International Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)

			Accumulated from
			August 24, 2000
	Years Ended		(Date of Inception)
	July 31,		to July 31,
	2007	2006	2007
	$	$	$
Revenue	–	–	–

Operating Expenses
General and administrative (Note 7)	52,901	63,416	528,977
Total Operating Expenses	52,901	63,416	528,977
Loss before Other Income (Expense)	(52,901)	(63,416)	(528,977)
Other Income (Expense)
Gain on debt settlement	201,726	–	201,726
Interest expense	(449)	–	(3,057)
Interest income	–	–	2,789
Loss on disposal of property and equipment	–	–	(2,017)
Total Other Income (Expense)	201,277	–	199,441
Income (Loss) from Continuing Operations	148,376	(63,416)	(329,536)
Loss from discontinued operations (Note 3)	(47,059)	(3,741)	(696,230)
Net Income (Loss) for the Period	101,317	(67,157)	(1,025,766)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	896	(21,838)	(59,138)
Comprehensive Income (Loss)	102,213	(88,995)	(1,084,904)

Net Income (Loss) Per Share:
Continuing Operations – Basic and Diluted	0.01	(0.01)
Discontinued Operations – Basic and Diluted	–	–
	0.01	(0.01)
Weighted Average Common Shares Outstanding	11,668,00	11,467,411

(The accompanying notes are an integral part of these consolidated financial statements)
F–4

YzApp International Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

			Accumulated from
			August 24, 2000
	Year Ended	Year Ended	(Date of Inception) to
	July 31,	July, 31	July 31,
	2007	2006	2007
	$	$	$

Operating Activities
Net income (loss)	101,317	(67,157)	(1,025,766)
Adjustments to reconcile net loss to net cash used in
operating activities:
Donated services	5,000	34,500	147,152
Gain on settlement of debt	(201,726)	–	(201,726)
Loss from discontinued operations	47,059	3,741	75,473
Loss on disposal of property and equipment	–	–	2,017
Stock-based compensation	–	–	169,245
Changes in operating assets and liabilities:
Amounts receivable	8,502	634	3,141
Accounts payable and accrued liabilities	(15,106)	(24,099)	215,021
Due to related parties	–	13	12,185
Net Cash Used In Operating Activities	(54,954)	(52,368)	(603,258)
Investing Activities
Software development costs	–	–	(29,687)
Purchase of property and equipment	–	–	(34,420)
Net Cash Used in Investing Activities	–	–	(64,107)
Financing Activities
Increase (decrease) in loans payable	34,550	(3,294)	60,233
Proceeds from issuance of common stock	–	70,000	599,251
Net Cash Provided By Financing Activities	34,550	66,706	659,484
Effect of Exchange Rate Changes on Cash	5,892	367	8,348
Increase (Decrease) In Cash	(14,512)	14,705	467
Cash – Beginning Of Period	14,979	274	–
Cash – End Of Period	467	14,979	467
Non-cash Financing Activities
Common shares issued for to settle debt	20,000	–	30,500
Supplemental Disclosures
Interest paid	–	711	7,778
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)
F–5

YzApp International Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
Accumulated from August 24, 2000 (Date of Inception) to July 31, 2007
(expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional		During the	Accumulated Other	Total
	Common Stock		Paid-In	Donated	Development	Comprehensive	Stockholders’
	# of Shares	Amount	Capital	Capital	Stage	Income (Loss)	Equity (Deficit)
	$	$	$	$	$	$	$

Founder’s Shares issued for cash	5,250,000	5,250	(5,108)	–	–	–	142
Issuance of stock for cash –
February 2001	2,250,000	2,250	222,155	–	–	–	224,405
Net loss for year	–	–	–	–	(193,231)	–	(193,231)
Foreign currency translation	–	–	–	–	–	(450)	(450)
Balance – July 31, 2001	7,500,000	7,500	217,047	–	(193,231)	(450)	30,866
Issuance of stock for cash – October
2001	150,000	150	95,319	–	–	–	95,469
Issuance of stock for cash – April
2002	100,000	100	63,135	–	–	–	63,235
Issuance of stock for services – July
2002	318,750	319	19,818	–	–	–	20,137
Net loss for the year	–	–	–	–	(303,764)	–	(303,764)
Foreign currency translation	–	–	–	–	–	708	708
Balance – July 31, 2002	8,068,750	8,069	395,319	–	(496,995)	258	(93,349)
Issuance of stock for services –
December 2002	1,451,250	1,451	90,540	–	–	–	91,991
Issuance of stock for cash – March
2003	1,152,500	1,153	114,097	–	–	–	115,250
Issuance of stock for cash – April
2003	76,000	76	18,924	–	–	–	19,000
Donated services	–	–	–	15,392	–	–	15,392
Net loss for the year	–	–	–	–	(260,141)	–	(260,141)
Foreign currency translation	–	–	–	–	–	(9,434)	(9,434)
Balance – July 31, 2003	10,748,500	10,749	618,880	15,392	(757,136)	(9,176)	(121,291)
Issuance of stock for cash –
November 24, 2003	20,000	20	4,980	–	–	–	5,000
Issuance of stock for cash –
November 2003	14,286	14	4,986	–	–	–	5,000
Issuance of stock for cash –
December 2003	5,000	5	1,745	–	–	–	1,750
Issuance of stock for services –
January 5, 2004	588,255	588	58,238	–	–	–	58,826
Donated services	–	–	–	44,260	–	–	44,260
Net loss for the year	–	–	–	–	(188,805)	–	(188,805)
Foreign currency translation	–	–	–	–	–	(10,216)	(10,216)
Balance – July 31, 2004	11,376,041	11,376	688,829	59,652	(945,941)	(19,392)	(205,476)

(The accompanying notes are an integral part of these consolidated financial statements)
F–6

YzApp International Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
Accumulated from August 24, 2000 (Date of Inception) to July 31, 2007
(expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional		During the	Accumulated Other	Total
	Common Stock		Paid-In	Donated	Development	Comprehensive	Stockholders’
	# of Shares	Amount	Capital	Services	Stage	Income (Loss)	Equity (Deficit)
		$	$	$	$	$	$
Balance – July 31, 2004	11,376,041	11,376	688,829	59,652	(945,941)	(19,392)	(205,476)
Issuance of stock for debt
settlement –	30,000	30	10,470	–	–	–	10,500
Donated services	–	–	–	48,000	–	–	48,000
Net loss for the year	–	–	–	–	(113,985)	–	(113,985)
Foreign currency translation	–	–	–	–	–	(18,804)	(18,804)
Balance – July 31, 2005	11,406,041	11,406	699,299	107,652	(1,059,926)	(38,196)	(279,765)
Issuance of stock - February 2006
	140,000	140	69,860	–	–	–	70,000
Donated services	–	–	–	34,500	–	–	34,500
Net loss for the year	–	–	–	–	(67,157)	–	(67,157)
Foreign currency translation	–	–	–	–	–	(21,838)	(21,838)
Balance – July 31, 2006	11,546,041	11,546	769,159	142,152	(1,127,083)	(60,034)	(264,260)
Issuance of stock to settle debt	200,000	200	19,800	–	–	–	20,000
Donated services	–	–	–	5,000	–	–	5,000
Forgiveness of related party debt	–	–	–	32,647	–	–	32,647
Net loss for the year	–	–	–	–	101,317	–	101,317
Foreign currency translation	–	–	–	–	–	896	896
Balance – July 31, 2007	11,746,041	11,746	788,959	179,799	(1,025,766)	(59,138)	(104,400)

(The accompanying notes are an integral part of these consolidated financial statements)
F–7

YzApp International Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
July 31, 2007

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

The Company is based in Vancouver, British Columbia, Canada and prior to January 31, 2007 its principal business was the development of software allowing the Company to act as an application service provider acting as a conduit between retailers and financial institutions. As at January 31, 2007, the Company decided to discontinue its business of developing software. See Note 3.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at July 31, 2007, the Company has a working capital deficiency of $104,400 and has accumulated losses of $1,025,766 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company estimates that it needs approximately $147,000 to fund its operations and working capital for the next twelve months. Management's intention is to generate sufficient financing through the sale of common stock. There is no certainty that these sources will provide the additional funds required for the next twelve months.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars. All significant inter-company transactions and balances have been eliminated. The Company has not produced significant revenue from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

(b)	Year End

The Company's fiscal year end is July 31.

F-8

YzApp International Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
July 31, 2007

2.	Summary of Significant Accounting Policies (continued)

	(c)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

	(e)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”, which requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

	(f)	Foreign Currency Translation

The Company's reporting and functional currency is the U.S. dollar. The operations of the Company's subsidiaries are located in Canada and their functional currency is the Canadian dollar. The financial statements of these operations have been translated into U.S. dollars using the current rate method whereby the assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenue and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded in a separate component of stockholders' equity.

Cumulative translation adjustments of $59,138 and $60,034 as at July 31, 2007 and 2006 has been included in accumulated other comprehensive loss in the accompanying consolidated balance sheets. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

F–9

YzApp International Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
July 31, 2007

2.	Summary of Significant Accounting Policies (continued)

	(g)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at July 31, 2007 and 2006, the only component of comprehensive loss was foreign currency translation adjustments.

	(h)	Financial Instruments and Concentrations of Risk

The fair values of financial instruments, which include cash, amounts receivable, accounts payable, accrued liabilities, loans payable, current liabilities of discontinued operations, and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

	(i)	Property and Equipment

Property and equipment are capitalized at original cost and amortized over their estimated useful lives at the following annual bases and rates:

Computer equipment	30% declining balance
Furniture and fixtures	20% declining balance
Equipment	30% declining balance

One-half the normal amortization is taken in the year of acquisition.

(j)	Software Development Costs

SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon the completion of a working model. These costs were written off on January 31, 2007 when the Company discontinued its business of developing software.

(k)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

F–10

YzApp International Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
July 31, 2007

2.	Summary of Significant Accounting Policies (continued)

	(l)	Revenue Recognition

The Company recognized revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue consists of software licensing and was recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. Licensing revenue consisted of revenue from licensing the Company's software and was recognized when the software had been delivered and there were no significant remaining obligations. The Company recognized revenue from licensing its software products in accordance with AICPA Statement of Position No. 97-2, as amended, "Software Revenue Recognition" and SAB 104.

	(m)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

	(n)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method.

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

	(o)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The Company is evaluating the impact of this statement on the Company's future reported financial position or results of operations.

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

F–11

YzApp International Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
July 31, 2007

2.	Summary of Significant Accounting Policies (continued)

	(o)	Recent Accounting Pronouncements (continued)

factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company adoption of this statement did not have a material effect on its reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position for results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company is evaluating the impact of this statement on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of this statement on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The Company is evaluating the impact of this statement on the Company's future reported financial position or results of operations.

F–12

YzApp International Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
July 31, 2007

2.	Summary of Significant Accounting Policies (continued)

	(o)	Recent Accounting Pronouncements (continued)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments- an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company is evaluating the impact of this statement on the Company's future reported financial position or results of operations.

	(p)	Reclassifications

Certain of the prior period figures have been reclassified to conform to the current period’s presentation.

3.	Discontinued Operations

As at January 31, 2007, the Company has decided to discontinue its business of developing software The results of discontinued operations are summarized as follows:

			Accumulated from
			August 24, 2000
	Year Ended	Year Ended	(Date of Inception) to
	July 31,	July 31,	January 31,
	2007	2006	2007
	$	$	$
Revenue	–	–	16,940

Expenses
Depreciation	693	3,741	29,107
General and administration	–	–	637,697
Impairment of software development costs	37,559	–	37,559
Loss on disposal of property and equipment	8,807	–	8,807
Net Loss	(47,059)	(3,741)	(696,230)
Loss from Discontinued Operations	(47,059)	(3,741)	(696,230)

F–13

YzApp International Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
July 31, 2007

3.	Discontinued Operations (continued)

Assets and liabilities to be disposed of comprise the following:

	July 31,	July 31,
	2007	2006
	$	$
Accounts payable	31,394	271,055

Total Liabilities	31,394	271,055

4.	Property and Equipment

			July 31,	July 31,
			2007	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computer equipment	–	–	–	2,545
Furniture and fixtures	–	–	–	1,526
Equipment	–	–	–	5,598

	–	–	–	9,669

As at January 31, 2007, the Company decided to discontinue its software development business and recorded a loss of $8,807 on the disposal of all its’ property and equipment. Refer to Note 3.

5.	Software Development Costs

			July 31,	July 31,
			2007	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Software development costs	–	–	–	38,306

As at January 31, 2007, the Company decided to discontinue its software development business and recorded an impairment loss of $37,559 due to the uncertainty about expected future cash flows from the sales of products. Refer to Note 3.

6.	Loans Payable

	(a)	As at July 31, 2007, the Company owed $19,803 (2006 - $9,835) to shareholders for cash advances which are non-interest bearing, unsecured and due on demand.

	(b)	As at July 31, 2007, the Company owed $15,654 (2006 – $nil) to an unrelated party which bears interest at 5% per annum, is unsecured and due on January 8, 2008.

	(c)	As at July 31, 2007, the Company owed $11,249 (2006 – $nil) to an unrelated party which bears interest at 10% per annum, is unsecured and due on demand.

F–14

YzApp International Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
July 31, 2007

7.	Related Party Transactions

(a)

During the year ended July 31, 2007, the Company incurred management fees for ongoing management of the Company's affairs to the President of the Company of $5,000 (2006 - $34,500), all of which was waived and recognized as donated services.

(b)

As at July 31, 2006, the Company owed $32,772 to the President of the Company for advances and expenses paid on behalf of the Company. On October 31, 2006, the President of the Company forgave the outstanding amount of $32,647 on this date which has been recorded as donated capital.

8.	Common Stock

(a) In February 2006, the Company issued 140,000 common shares at $0.50 per share for proceeds of $70,000.

(b) On October 31, 2006, the Company issued 200,000 shares at a fair value of $0.10 per share to settle debt of $221,726.

9.	Stock Option Plan

During the year ended July 31, 2004, the Company instituted a stock option plan. Under the terms of the plan, the Company may award options to purchase common shares of the Company, not to exceed 2,000,000 shares. To date, no options have been granted under the plan.

10.	Income Taxes

The Company has approximately $580,000 of net operating losses carried forward available to offset taxable income in future years which begin expiring in 2008.

The reconciliation of the provision for income taxes attributable to continuing operations computed at the statutory tax rate of 35% to income tax expense as reported is as follows:

	Year Ended	Year Ended
	July 31,	July 31,
	2007	2006
	$	$
Income tax benefit (expense) computed at the statutory rate	(35,461)	23,505
Non-deductible donated services	(1,750)	(12,075)
Forgiveness of related party debt	11,426	–
Unrealized foreign currency translation	3,013	–
Impairment of software development costs	(13,146)	–
Impairment of property and equipment	(3,013)	–
Change in valuation allowance	39,000	(11,430)
Provision for income taxes	–	–

F–15

YzApp International Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
July 31, 2007

10.	Income Taxes (continued)

The components of the net deferred tax asset as at July 31, 2007 and 2006, the statutory tax rate of 35%, the effective tax rate and the amount of the valuation allowance are indicated below:

	July 31,	July 31,
	2007	2006
	$	$
Deferred tax asset
Net operating losses carried forward	191,000	247,000
Property and equipment	26,000	9,000
Less valuation allowance	(217,000)	(256,000)
Net deferred tax asset	–	–

11.	Subsequent Event

On September 15, 2007, the Company received loan proceeds of Cdn$10,000 from an unrelated party which bears interest at 10% per annum, is unsecured and due on demand.

F–16

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          Not applicable.

Item 8A. Controls and Procedures.

          As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being July 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President and Chief Executive Officer. Based upon that evaluation, our company's President and Chief Executive Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

          Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our President and Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

Item 8B. Other Information.

          None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

          The following table sets forth the executive officers and directors of our company, which officers are elected annually by the Board of Directors and hold office at the discretion of the Board.

Name	Age	Position
Brian Jaggard	46	President, Chief Executive Officer & Financial Officer, Director
Douglas Dunn	47	Chief Operations Officer, Secretary, Director
Carl Lacey	59	Director

Summary Background of Executive Officers and Directors

          The directors serve until their successors are elected by the shareholders. Vacancies on the Board of Directors may be filled by appointment of the majority of the continuing directors. The executive officers serve at the discretion of the Board of Directors.

Brian Jaggard:

          Mr. Jaggard has 20 years experience as a financial manager and analyst in the automotive industry. He has built and led teams that worked successfully to improve the financial performance of large, multi-national companies such as Ford, Volkswagen, and Toyota.

Summary of previous 5 years work experience:

          - October 2003 to Present: President, Chief Executive Officer and Chief Financial Officer of YzApp International Inc., Langley British Columbia, Canada. Responsible for the operations of the firm, reporting to the board of directors as well as appointment and direction of other managers and subcontractors.

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

          Mr. Dunn has served as a Director of Knexa.com Solutions Inc., a publicly traded firm on the CDNX (now the TSX Venture Exchange). Mr. Dunn has also held Directorships in over 20 Non-Profit organizations the majority operating as Federally Registered Charities in Canada. His only current Directorship is with the Underwater Council of British Columbia, where he is in charge of strategic planning.

Summary of previous 5 years work experience:

          - October 2003 to Present: Chief Operating Officer and Secretary of YzApp International Inc., Langley, British Columbia, Canada. Supporting the Founder/CEO in all activities and participating in all operational aspects of the firm as well as corporate strategy decisions, of a software company providing Internet ASP solutions. The leader in identification and development of strategic alliances. Directly responsible for all sales, marketing and communications programs. Acting CTO leading the software development team as well as leading testing, deployment and software enhancement efforts. Established all sales and customer service initiatives including lead creation, tracking, solicitation, training and technical support.

          - May 2001 to Present: Chief Operating Officer of YzApp Solutions Inc., Langley British Columbia, Canada. YzApp Solutions was a software company providing Internet ASP solutions. Chief Operating Officer was responsible for establishing sales and customer service initiatives including lead creation, tracking, solicitation, training and technical support.

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

Family Relationships

          There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

          Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

          Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors, and persons who beneficially own more than 10% of the common stock of a Company registered under the Section 12(g) of the Securities Exchange Act of 1934 (“Reporting Person”), to file with the Securities and Exchange Commission, on a timely basis, the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of the Company's common stock. The Company files its periodic reports pursuant to Section 15(d) of the Securities Exchange Act of 1934 and as such its officers, directors and 10% shareholders are not require to file such reports.

          Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the year ended July 31, 2007, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with except that Brian Jaggard, Douglas Dunn and Carl Lacey did not disclose their shareholdings on Form 3 in a timely manner in accordance with Section 16(a). Brian Jaggard rectified this error by filing a Form 3 on November 13, 2007 and Mr. Dunn and Mr. Lacey rectified this error by filing a Form 3 on November 15, 2007.

Code of Ethics

          Our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's executive management. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1)	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3)	compliance with applicable governmental laws, rules and regulations;

(4)	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5)	accountability for adherence to the Code of Business Conduct and Ethics.

          Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

          In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal , provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

          Our Code of Business Conduct and Ethics is filed as an attachment to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.

Nomination Process

          As of October 31, 2007, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

          We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. We have determined that Carl Lacey qualifies as an independent director as the term "independent" is used in Nasdaq Marketplace Rule 4200(a)(15).

          We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Item 10. Executive Compensation.

Summary of Cash and Certain Other Compensation

          The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the year ended July 31, 2007; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our company for the years ended July 31, 2007 and 2006, are set out in the following summary compensation tables:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Brian Jaggard President, Chief Executive Officer, Chief Financial Officer and Director(1)	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	5,000(1) 34,500(1)	5,000 34,500

(1)

These amounts have been recorded as management fees for Mr. Jaggard but these amounts were not paid. Mr. Jaggard has waived all rights to unpaid compensation for the 2007 and 2006 fiscal years and the amounts have been included in equity as donated services.

          We have not entered into any employment agreement or consulting agreements with our directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Stock Options and Stock Appreciation Rights

          From the date of inception and up to July 31, 2007, we did not grant any stock options or stock appreciation rights to any of our directors or officers and there were no stock options or stock appreciation rights outstanding on October 31, 2007.

Director Compensation

          We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other cash compensation for services rendered as a director for the year ended July 31, 2007.

          We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The following table sets forth, as of October 31, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by our directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. Except as otherwise noted, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after October 31, 2007. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission.

Title and Class	Name and Address of Beneficial Owner	Number of Shares (1)	Percentage of Class
Common	Brian Jaggard, President and CEO, CFO, Director 6820 199A St Langley BC Canada	5,250,000(2)	45.5%
Common	Douglas Dunn, COO, Secretary, Director Suite 48 8863 216th St Langley BC Canada	862,255(3)	7.5%
Common	Carl Lacey, Director Suite 308 2025 Oak Bay Victoria BC Canada	20,000	0.2%

(1)

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any share as to which the individual or entity has voting power or investment power. Unless otherwise indicated, each person or entity has sole voting and investment power with respect to shares shown as beneficially owned. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days, whether pursuant to the exercise of options, conversion of securities or otherwise.

(2)	The shares include 4,000,000 shares registered under Venture Charters Assoc., a charitable trust beneficially owned by Brian Jaggard.

(3)	The shares include 200,000 shares owned by Jan Louise Emerton, spouse of Douglas Dunn.

Changes in Control

          We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Equity Compensation Plan Information

          As at October 31, 2007, we do not have any equity compensation plans in place.

Item 12. Certain Relationships and Related Transactions and Director Independence.

          Except as set out below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our company’s fiscal year ended July 31, 2007, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

          During the year ended July 31, 2007, our company incurred management fees for ongoing management of our affairs to the President of our company of $5,000 (2006 - $34,500), all of which was waived and recognized as donated services.

          As at July 31, 2006, our company owed $32,772 to the President of our company for advances and expenses paid on behalf of our company. On October 31, 2006, the President of our company forgave the outstanding amount of $32,647 on this date which has been recorded as donated capital.

Corporate Governance

          We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. We have determined, however, that Carl Lacey is an independent director as defined in Nasdaq Marketplace Rule 4200(a)(15).

          We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Transactions with Independent Directors

          Our independent director did not enter into any transaction, relationship or arrangement during the year ended July 31, 2007 that was considered by our board of directors in determining whether the director maintained his independence in accordance with Nasdaq Marketplace Rule 4200(a)(15).

Item 13. Exhibits.

Exhibits Required by Item 601 of Regulation S-B

          The following exhibits are filed with this report:

Exhibit
Number	Description

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

4.1	Form of Common Stock Certificate(1)

10.1	Agreement and Plan of Reorganization(1)

10.2	Inglenet Professional Services Agreement(1)

10.3	Sawka Group Agreement(2)

10.4	Waiver of Compensation by Brian Jaggard(4)

10.5	Subscription Agreement(3)

14.1*	Code of Ethics

31.1*	Section 302 Certification of Brian Jaggard

32.1*	Section 906 Certification of Brian Jaggard

* Filed herewith
(1)	Previously filed with Form SB-2 on January 2, 2004
(2)	Previously filed with Form SB-2 Amendment No. 2 on July 8, 2004
(3)	Previously filed with Form SB-2 Amendment No. 4 on January 28, 2005
(4)	Previously filed with Form SB-2 Amendment No 5 on April 26, 2005

Item 14. Principal accounting fees and services

Audit Fees

          Our board of directors appointed Manning Elliott LLP, Chartered Accountants, as independent auditors to audit our financial statements for the current fiscal year. The auditor for our 2006 fiscal year was NI Cameron, Inc. The aggregate fees billed by Manning Elliott LLP, Chartered Accountants, for professional services rendered for audit fees for the fiscal year ended July 31, 2007 was $5,618 and the aggregate fees billed by NI Cameron, Inc. for professional services rendered for audit fees for the fiscal year ended July 31, 2007 was $7,314. The aggregate fees billed by NI Cameron, Inc. for professional services rendered for audit fees for the fiscal year ended July 31, 2006 was $11,437.

Audit Related Fees

          For the fiscal years ended July 31, 2007 and 2006, the aggregate fees billed for assurance and related services relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $Nil.

Tax Fees

          For the fiscal years ended July 31, 2007 and 2006, the aggregate fees billed for tax compliance, were $Nil.

All Other Fees

          For the fiscal years ended July 31, 2007 and 2006, the aggregate fees billed for other non-audit professional services, other than those services listed above, totaled $Nil.

          Our board of directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors. Under the policy, the board or directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor's view, the request or application is consistent with the Securities and Exchange Commission's rules on auditor independence.

          The board of directors has considered the nature and amount of the fees billed by Manning Elliott LLP, Chartered Accountants, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Manning Elliott LLP, Chartered Accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YZAPP INTERNATIONAL INC.

/s/ Brian Jaggard
By: Brian Jaggard, President, Chief Executive Officer
Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
Dated: November 20, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian Jaggard
By: Brian Jaggard, President, Chief Executive Officer
Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
Dated: November 20, 2007

/s/ Douglas Dunn
By: Douglas Dunn, Chief Operations Officer and Director
Dated: November 20, 2007

/s/ Carl Lacey
By: Carl Lacey, Director
Dated: November 20, 2007