Form 10QSB
period 2007-10-31
YZAPP INTERNATIONAL INC
filed 2007-12-17
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period

Commission file number 333-111696

YzApp International Inc.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 500-666 Burrard Street
Vancouver, British Columbia CANADA V6C 3P6
(Address of principal executive offices)

604-868-0264
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 11,746,041 shares of common stock issued and outstanding as of December 13, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim balance sheets of YzApp International Inc. at October 31, 2007 and the interim statement of operations and interim statement of cash flow for the three months ended October 31, 2007 and 2006 have been prepared by our management in conformity with United States accounting principles generally accepted.

It is the opinion of management that the interim financial statements for the quarter ended October 31, 2007 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

YzApp International Inc.
(A Development Stage Company)

October 31, 2007

Index

Consolidated Balance Sheets	F–1
Consolidated Statements of Operations	F–2
Consolidated Statements of Cash Flows	F–3
Notes to the Consolidated Financial Statements	F–4

YzApp International Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	October 31,	July 31,
	2007	2007
	$	$
	(unaudited)

ASSETS
Current Assets
Cash	8,347	467
Total Assets	8,347	467

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	23,898	26,318
Accrued liabilities	1,168	449
Loans payable (Note 3)	65,304	46,706
Current liabilities of discontinued operations	35,089	31,394
Total Current Liabilities	125,459	104,867
Going Concern (Note 1)

STOCKHOLDERS’ DEFICIT
Preferred Stock:
1,000,000 authorized, $0.001 par value;
Nil shares issued and outstanding	–	–
Common Stock:
50,000,000 shares authorized, $0.001 par value;
11,746,041 shares issued and outstanding, respectively	11,746	11,746
Additional Paid-in Capital	788,959	788,959
Donated Capital (Note 4)	181,049	179,799
Deficit Accumulated During the Development Stage	(1,036,033)	(1,025,766)
Accumulated Other Comprehensive Loss	(62,833)	(59,138)
Total Stockholders’ Deficit	(117,112)	(104,400)

Total Liabilities and Stockholders’ Deficit	8,347	467

(The accompanying notes are an integral part of these consolidated financial statements)
F–1

YzApp International Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

			Accumulated from
			August 24, 2000
	Three Months Ended		(Date of Inception) to
	October 31,		October 31,
	2007	2006	2007
	$	$	$
Revenue	–	–	–

Operating Expenses
General and administrative (Note 4)	9,683	20,322	538,660
Total Operating Expenses	9,683	20,322	538,660
Loss Before Other Income (Expense)	(9,683)	(20,322)	(538,660)
Other Income (Expense)
Gain on debt settlement	–	240,353	201,726
Interest expense	(584)	–	(3,641)
Interest income	–	–	2,789
Loss on disposal of property and equipment	–	–	(2,017)
Total Other Income (Expense)	(584)	240,353	198,857
Income (Loss) from Continuing Operations	(10,267)	220,031	(339,803)
Loss from discontinued operations	–	–	(696,230)
Net Income (Loss) for the Period	(10,267)	220,031	(1,036,033)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(3,695)	(1,985)	(62,833)
Comprehensive Income (Loss)	(13,962)	218,046	(1,098,866)
Net Income (Loss) Per Share – Basic and Diluted	–	(0.02)
Weighted Average Common Shares Outstanding	11,746,041	11,546,041

(The accompanying notes are an integral part of these consolidated financial statements)
F–2

YzApp International Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

(expressed in U.S. dollars)
(unaudited)

	Three Months Ended
	October 31,
	2007	2006
	$	$
Operating Activities
Net income (loss)	(10,267)	220,031
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	–	693
Donated services	1,250	5,000
Gain on settlement of debt	–	(240,353)
Changes in operating assets and liabilities:
Amounts receivable	–	(42)
Accounts payable and accrued liabilities	(1,836)	6,198
Due to related parties	–	8,919
Net Cash Provided By (Used In) Operating Activities	(10,853)	446
Financing Activities
Increase (decrease) in loans payable	12,702	–
Net Cash Provided By Financing Activities	12,702	–
Effect of Exchange Rate Changes on Cash	6,031	(71)
Increase In Cash	7,880	375
Cash – Beginning Of Period	467	14,979
Cash – End Of Period	8,347	15,354
Non-cash Financing Activities
Common shares issued for to settle debt	–	20,000
Supplemental Disclosures
Interest paid	–	882
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)
F–3

YzApp International Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
October 31, 2007
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at July 31, 2007, the Company has a working capital deficiency of $117,112 and has accumulated losses of $1,036,033 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	(b)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

YzApp International Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
October 31, 2007
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

Cumulative translation adjustments of $62,833 and $59,138 as at October 31, and July 31, 2007 has been included in accumulated other comprehensive loss in the accompanying consolidated balance sheets. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	(g)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at October 31, 2007 and 2006, the only component of comprehensive loss was foreign currency translation adjustments.

YzApp International Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
October 31, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

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

	(i)	Income Taxes

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

	(j)	Stock-based Compensation

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

	(k)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for- sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The Company is evaluating the impact of this statement on the Company's future reported financial position or results of operations.

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

YzApp International Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
October 31, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(k) Recent Accounting Pronouncements (continued)

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

YzApp International Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
October 31, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(k)	Recent Accounting Pronouncements (continued)

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

	(l)	Reclassifications

Certain of the prior period figures have been reclassified to conform to the current period’s presentation.

3.	Loans Payable

	(a)	As at October 31, 2007, the Company owed $22,135 (Cdn$21,125) (July 31, 2007 - $19,803) to shareholders for cash advances which are non-interest bearing, unsecured and due on demand.

(b)

As at October 31, 2007, the Company owed $20,118 (Cdn$19,200) (July 31, 2007 – $15,654) to an unrelated party which bears interest at 5% per annum, is unsecured, of which $17,498 is due on January 8, 2008 and the balance of $2,620 due on October 30, 2008.

	(c)	As at October 31, 2007, the Company owed $23,051 (Cdn$22,000) (July 31, 2007 – $11,249) to an unrelated party which bears interest at 10% per annum, is unsecured and due on demand.

4.	Related Party Transactions

During the three months ended October 31, 2007, the Company incurred management fees for ongoing management of the Company's affairs to the President of the Company of $1,250 (2006 - $5,000), all of which was waived and recognized as donated services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

As used in this quarterly report and unless otherwise indicated, the terms "we", "us", "our" and "YzApp International" means YzApp International Inc.

Corporate History

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

PLAN OF OPERATION

You should read the following discussion of our financial condition and plan of operations together with the unaudited financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this report, particularly in the section entitled “Risk Factors”.

As of October 31, 2007, our company had cash of $8,347 and working capital deficit of $117,112. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

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

Employee and Consultant Compensation

Given the uncertainties related to our future business, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $15,000. As of October 31, 2007, Brian Jaggard and Douglas Dunn were our sole employees. However, our company did not pay salaries or bonuses to such individuals during this time.

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

Capital Resources

As of October 31, 2007, we had $8,347 in cash and working capital deficit of $117,112. We have suffered recurring losses from inception. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to enter into a suitable and successful business opportunity or combination.

Management believes that our company’s cash and cash equivalents and cash will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require $42,000 over the next twelve month period to fund our plan of operations and eliminate our working capital deficiency. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

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

Capital Expenditures

As of October 31, 2007, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

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

There are no assurances that we will be able to obtain further funds required for our continued operations or to locate and consummation a suitable business opportunity or combination. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due.

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

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. Our company’s adoption of this statement did not have a material effect on our reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our company is evaluating the impact of this statement on our company's future reported financial position or results of operations.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. Our company is evaluating the impact of this statement on our company's future reported financial position or results of operations.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". Prospective investors should consider carefully the risk factors set out below.

We have not generated revenues to date and if we are not able to obtain further financing we may be forced to cease operations and our business operations may fail.

To date we have not generated any revenues from operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. As at October 31, 2007, we had cash of $8,347 and a working capital deficiency of $117,112. We do not expect to generate any revenues in the near future until we locate and enter into a suitable business opportunity or combination with another viable pre-existing business. We estimate that we will require approximately $3,500 per month to fund our operations for the next twelve month period. Because we cannot anticipate when or if we will enter into a suitable business opportunity or combination with another entity, we will need to raise additional funds to continue to fund our operations. If we are not able to raise such funds, we may be forced to cease operations and our business may fail.

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

Due in part to the lack of our operating history at October 31, 2007, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without revenues until we succeed at our current business or we determine to enter into a business opportunity or combination with a pre-existing business entity. We estimate our average monthly operating expenses to be approximately $3,500 per month. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our company. If we are unable to raise funds to cover our operating costs, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the period ended July 31, 2007.

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

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer, principal financial and accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of October 31, 2007, the end of the first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2007 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

Exhibit
Number	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Form of Common Stock Certificate(1)
10.1	Agreement and Plan of Reorganization(1)
10.2	Inglenet Professional Services Agreement(1)
10.3	Sawka Group Agreement(2)
10.4	Waiver of Compensation by Brian Jaggard(4)
10.5	Subscription Agreement(3)
14.1	Code of Ethics(5)
31.1*	Section 302 Certification of Brian Jaggard
32.1*	Section 906 Certification of Brian Jaggard

* Filed herewith

(1)	Previously filed with Form SB-2 on January 2, 2004

(2)	Previously filed with Form SB-2 Amendment No. 2 on July 8, 2004

(3)	Previously filed with Form SB-2 Amendment No. 4 on January 28, 2005

(4)	Previously filed with Form SB-2 Amendment No 5 on April 26, 2005

(5)	Previously filed with Form 10-KSB on November 20, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YZAPP INTERNATIONAL INC.

/s/ Brian Jaggard

By: Brian Jaggard, President, Chief Executive Officer
Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
Dated: December 13, 2007