Form 10QSB
period 2008-01-31
YZAPP INTERNATIONAL INC
filed 2008-03-24
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 11,746,041 shares of common stock issued and outstanding as of March 24, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim balance sheets of YzApp International Inc. at January 31, 2008 and the interim statement of operations and interim statement of cash flow for the three months ended January 31, 2008 and 2007 have been prepared by our management in conformity with United States accounting principles generally accepted.

It is the opinion of management that the interim financial statements for the quarter ended January 31, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

YzApp International Inc.
(A Development Stage Company)

January 31, 2008

YzApp International Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	January 31,	July 31,
	2008	2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	5,290	467
Total Assets	5,290	467

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	45,913	26,318
Accrued liabilities	1,918	449
Loans payable (Note 3)	62,537	46,706
Current liabilities of discontinued operations	33,602	31,394
Total Current Liabilities	143,970	104,867
Going Concern (Note 1)
STOCKHOLDERS’ DEFICIT
Preferred Stock:
1,000,000 authorized, $0.001 par value;
Nil shares issued and outstanding	-	-
Common Stock:
50,000,000 shares authorized, $0.001 par value;
11,746,041 shares issued and outstanding	11,746	11,746
Additional Paid-in Capital	788,959	788,959
Donated Capital (Note 4)	182,299	179,799
Deficit Accumulated During the Development Stage	(1,060,338)	(1,025,766)
Accumulated Other Comprehensive Loss	(61,346)	(59,138)
Total Stockholders’ Deficit	(138,680)	(104,400)
Total Liabilities and Stockholders’ Deficit	5,290	467

(The accompanying notes are an integral part of these consolidated financial statements)

YzApp International Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

					Accumulated
					from
					August 24,
					2000
					(Date of
	Six Months Ended		Three Months Ended		Inception) to
	January 31,		January 31,		January 31,
	2008	2007	2008	2007	2008
	$	$	$	$	$
Revenue	-	-	-	-	-

Expenses
General and administrative (Note 4)	33,238	36,319	23,555	16,037	562,215
Total Expenses	33,238	36,319	23,555	16,037	562,215
Loss before Other Income (Expense)	(33,238)	(36,319)	(23,555)	(16,037)	(562,215)
Other Income (Expense)
Gain on debt forgiveness/settlements	-	244,016	-	3,663	201,726
Interest expense	(1,334)	(127)	(750)	(87)	(4,391)
Interest income	-	-	-	-	2,789
Loss on disposal of property and equipment	-	-	-	-	(2,017)
Income (Loss) from Continuing Operations	(34,572)	207,570	(24,305)	(12,461)	(364,108)
Loss from Discontinued Operations	-	(37,559)	-	(37,559)	(696,230)
Loss for the Period	(34,572)	170,011	(24,305)	(50,020)	(1,060,338)
Comprehensive Income (Loss)
Foreign currency translation adjustment	(2,208)	3,900	1,487	5,885	(61,346)
Comprehensive Loss	(36,780)	173,911	(22,818)	(44,135)	(1,121,684)
Net Earnings (Loss) Per Share
Continuing Operations - Basic and Diluted	(0.01)	0.02	(0.01)	-
Discontinued Operations - Basic and Diluted	-	-	-	-
	(0.01)	0.02	(0.01)	-
Weighted Average Common Shares
Outstanding	11,746,041	11,630,000	11,746,041	11,713,000

(The accompanying notes are an integral part of these consolidated financial statements)

YzApp International Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Six Months Ended
	January 31,
	2008	2007
	$	$
Operating Activities
Net income (loss)	(34,572)	170,011
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	693
Donated services	2,500	5,000
Gain on settlement of debt	-	(244,016)
Impairment of property and equipment	-	8,807
Impairment of software development costs	-	37,559
Changes in operating assets and liabilities:
Amounts receivable	-	(41)
Accounts payable and accrued liabilities	21,118	(10,813)
Net Cash Used In Operating Activities	(10,954)	(32,800)
Financing Activities
Proceeds from loans payable	12,702	18,869
Net Cash Provided By Financing Activities	12,702	18,869
Effect of Exchange Rate Changes on Cash	3,075	(696)
Increase (Decrease) In Cash	4,823	(14,627)
Cash - Beginning Of Period	467	14,979
Cash - End Of Period	5,290	352
Non-cash Investing and Financing Activities
Common shares issued for to settle debt	-	20,000
Supplemental Disclosures
Interest paid	-	127
Income taxes paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

YzApp International Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
January 31, 2008

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at January 31, 2008, the Company had a working capital deficiency of $138,680 and has accumulated losses of $1,060,338 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company estimates that it needs approximately $41,500 to fund its’ operations and approximately $140,000 to fund its working capital deficiency for the next twelve months. Management's intention is to generate sufficient financing through the sale of common stock. There is no certainty that these sources will provide the additional funds required for the next twelve months.

2.	Summary of Significant Accounting Policies

	(a)	Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars. All significant inter- company transactions and balances have been eliminated. The Company has not produced significant revenue from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

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
January 31, 2008

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

	(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

	(e)	Earnings Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”, which requires presentation of both basic and diluted earnings per shares (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

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

Cumulative translation adjustments of $61,346 and $59,138 as at January 31, 2008 and July 31, 2007 has been included in accumulated other comprehensive loss in the accompanying consolidated balance sheets. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	(g)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at January 31, 2008 and 2007, the only component of comprehensive loss was foreign currency translation adjustments.

YzApp International Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
January 31, 2008

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

The Company records stock-based compensation in accordance with SFAS No. 123R, “Share Based Payments”, using the fair value method.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

	(k)	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

YzApp International Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
January 31, 2008

2.	Summary of Significant Accounting Policies (continued)

	(k)	Recent Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations

	(l)	Reclassifications

Certain of the prior period figures have been reclassified to conform to the current period’s presentation.

3.	Loans Payable

	(a)	As at January 31, 2008, the Company owed $21,197 (Cdn$21,125) (July 31, 2007 - $19,803) to shareholders for cash advances which are non-interest bearing, unsecured and due on demand.

(b)

As at January 31, 2008, the Company owed $19,265 (Cdn$19,200) (July 31, 2007 - $15,654) to an unrelated party which bears interest at 5% per annum, is unsecured, of which $16,757 was due on January 8, 2008 and the remaining balance of $2,508 is due on October 30, 2008.

(c)

As at January 31, 2008, the Company owed $22,075 (Cdn$22,000) (July 31, 2007 - $11,249) to an unrelated party which bears interest at 10% per annum, is unsecured, of which $12,041was due on October 4, 2007 and $10,034 was due December 15, 2007.

YzApp International Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
January 31, 2008

4.	Related Party Transactions

During the six months ended January 31, 2008, the Company incurred management fees for ongoing management of the Company's affairs to the President of the Company of $2,500 (2007 - $5,000), all of which was waived and recognized as donated services.

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

As of January 31, 2008, our company had cash of $5,290 and a working capital deficit of $138,680. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

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

Employee and Consultant Compensation

Given the uncertainties related to our future business, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $15,000. As of January 31, 2008, Brian Jaggard and Douglas Dunn were our sole employees. However, our company did not pay salaries or bonuses to such individuals during this time.

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

Capital Resources

As of January 31, 2008, we had $5,290 in cash and a working capital deficit of $138,680. We have suffered recurring losses from inception. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to enter into a suitable and successful business opportunity or combination.

Management believes that our company’s cash and cash equivalents and cash will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require $180,000 over the next twelve month period to fund our plan of operations and eliminate our working capital deficiency. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

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

Capital Expenditures

As of January 31, 2008, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

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

To date we have not generated any revenues from operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. As at January 31, 2008, we had cash of $5,290 and a working capital deficiency of $138,680. We do not expect to generate any revenues in the near future until we locate and enter into a suitable business opportunity or combination with another viable pre-existing business. We estimate that we will require approximately $3,500 per month to fund our operations for the next twelve month period. Because we cannot anticipate when or if we will enter into a suitable business opportunity or combination with another entity, we will need to raise additional funds to continue to fund our operations. If we are not able to raise such funds, we may be forced to cease operations and our business may fail.

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

Due in part to the lack of our operating history at January 31, 2008, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without revenues until we succeed at our current business or we determine to enter into a business opportunity or combination with a pre-existing business entity. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our company. If we are unable to raise funds to cover our operating costs, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the period ended July 31, 2007.

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

Our officers are involved in other business activities. Brian Jaggard, our president, chief executive officer, chief financial officer and director spends approximately 25 hours a month, or 15%, of his business time on the management of our company and Douglas Dunn, our chief operations officer, Secretary and director, spends approximately 12 hours, or 10%, of his business time on the management of our company. As a result of their other business endeavours, Mr. Jaggard and Mr. Dunn may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues. In addition, the management of our company may be periodically interrupted or delayed as a result of Mr. Jaggard’s or Mr. Dunn’s other business interests.

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

As of January 31, 2008 and of the first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Dated: March 24, 2008