Form 10-Q
period 2008-04-30
YZAPP INTERNATIONAL INC
filed 2008-06-23
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 11,746,041 shares of common stock issued and outstanding as of June 23, 2008.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim balance sheets of YzApp International Inc. at April 30, 2008 and the interim statement of operations and interim statement of cash flow for the three months ended April 30, 2008 and 2007 have been prepared by our management in conformity with United States accounting principles generally accepted.

It is the opinion of management that the interim financial statements for the quarter ended April 30, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

YzApp International Inc.
(A Development Stage Company)

April 30, 2008

YzApp International Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	April 30,	July 31,
	2008	2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	5,933	467
Total Assets	5,933	467

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	47,472	26,318
Accrued liabilities	4,651	449
Loans payable (Note 3)	65,469	46,706
Current liabilities of discontinued operations	33,056	31,394
Total Current Liabilities	150,648	104,867
Going Concern (Note 1)
STOCKHOLDERS’ DEFICIT
Preferred Stock:
1,000,000 authorized, $0.001 par value;
Nil shares issued and outstanding	–	–
Common Stock:
50,000,000 shares authorized, $0.001 par value;
11,746,041 shares issued and outstanding	11,746	11,746
Additional Paid-in Capital	788,959	788,959
Donated Capital (Note 4)	183,549	179,799
Deficit Accumulated During the Development Stage	(1,068,169)	(1,025,766)
Accumulated Other Comprehensive Loss	(60,800)	(59,138)
Total Stockholders’ Deficit	(144,715)	(104,400)
Total Liabilities and Stockholders’ Deficit	5,933	467

(The accompanying notes are an integral part of these consolidated financial statements)

F–2

YzApp International Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

					Accumulated
					from
					August 24,
					2000
					(Date of
	Nine Months Ended		Three Months Ended		Inception) to
	April 30,			April 30,	April 30,
	2008	2007	2008	2007	2008
	$	$	$	$	$
Revenue	–	–	–	–	–

Expenses
General and administrative (Note 4)	40,331	44,558	7,093	8,239	569,308
Total Expenses	40,331	44,558	7,093	8,239	569,308
Loss before Other Income (Expense)	(40,331)	(44,558)	(7,093)	(8,239)	(569,308)
Other Income (Expense)

Gain on debt forgiveness/settlements	–	244,016	–	–	201,726
Interest expense	(2,072)	(392)	(738)	(265)	(5,129)
Interest income	–	–	–	–	2,789
Loss on disposal of property and equipment	–	–	–	–	(2,017)
Income (Loss) from Continuing Operations	(42,403)	199,066	(7,831)	(8,504)	(371,939)
Loss from Discontinued Operations	–	(37,559)	–	(8,504)	(696,230)
Loss for the Period	(42,403)	161,507	(7,831)	(8,504)	(1,068,169)
Comprehensive Income (Loss)
Foreign currency translation adjustment	(1,662)	3,174	546	(726)	(60,800)
Comprehensive Loss (Income)	(44,065)	164,681	(7,285)	(9,230)	(1,128,969)
Net Earnings (Loss) Per Share
Continuing Operations – Basic and Diluted	(0.00)	0.01	(0.00	(0.00)
Discontinued Operations – Basic and Diluted	–	–	–	–
	(0.00)	0.01	(0.00	–
Weighted Average Common Shares
Outstanding	11,746,041	11,667,653	11,746,041	11,746,041

(The accompanying notes are an integral part of these consolidated financial statements)

F–3

YzApp International Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Nine Months Ended
	April 30,
	2008	2007
	$	$
Operating Activities
Net income (loss)	(42,403)	161,507
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	693
Donated services	3,750	5,000
Gain on settlement of debt	–	(244,016)
Impairment of property and equipment	–	8,807
Impairment of software development costs	–	37,559
Changes in operating assets and liabilities:
Amounts receivable	–	(42)
Accounts payable and accrued liabilities	25,392	(6,548)
Net Cash Used In Operating Activities	(13,261)	(37,040)
Financing Activities
Proceeds from loans payable	19,832	23,278
Net Cash Provided By Financing Activities	19,832	23,278
Effect of Exchange Rate Changes on Cash	(1,105)	(931)
Increase (Decrease) In Cash	5,466	(14,693)
Cash – Beginning Of Period	467	14,979
Cash – End Of Period	5,933	286
Non-cash Investing and Financing Activities
Common shares issued for to settle debt	–	20,000
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

F–4

YzApp International Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
April 30, 2008

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at April 30, 2008, the Company had a working capital deficiency of $144,715 and has accumulated losses of $1,068,169 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

F–5

YzApp International Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
April 30, 2008

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

Cumulative translation adjustments of $60,800 and $59,138 as at April 30, 2008 and July 31, 2007 has been included in accumulated other comprehensive loss in the accompanying consolidated balance sheets. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	(g)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at January 31, 2008 and 2007, the only component of comprehensive loss was foreign currency translation adjustments.

F–6

YzApp International Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
April 30, 2008

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
April 30, 2008

2.	Summary of Significant Accounting Policies (continued)

	(k)	Recent Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

	(l)	Reclassifications

Certain of the prior period figures have been reclassified to conform to the current period’s presentation.

3.	Loans Payable

	(a)	As at April 30, 2008, the Company owed $24,801 (Cdn$25,125) (July 31, 2007 - $19,803) to shareholders for cash advances which are non-interest bearing, unsecured and due on demand.

(b)

As at April 30, 2008, the Company owed $18,952 (Cdn$19,200) (July 31, 2007 – $15,654) to an unrelated party which bears interest at 5% per annum, is unsecured, of which $16,485 was due on January 8, 2008 and the remaining balance of $2,468 is due on October 30, 2008.

(c)

As at April 30, 2008, the Company owed $21,716 (Cdn$22,000) (July 31, 2007 – $11,249) to an unrelated party which bears interest at 10% per annum, is unsecured, of which $11,845 was due on October 4, 2007 and $9,871 was due December 15, 2007.

F–8

YzApp International Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
April 30, 2008

4.	Related Party Transactions

During the nine months ended April 30, 2008, the Company incurred management fees for ongoing management of the Company's affairs to the President of the Company of $3,750 (2007 - $5,000), all of which was waived and recognized as donated services.

F–9

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

As of April 30, 2008, our company had cash of $5,933 and a working capital deficit of $144,715. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

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

Capital Resources

As of April 30, 2008, we had $5,933 in cash and a working capital deficit of $144,715. We have suffered recurring losses from inception. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to enter into a suitable and successful business opportunity or combination.

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

Capital Expenditures

As of April 30, 2008, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

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

ITEM 3. QUANTITAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4T. CONTROLS AND PROCEDURES

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

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2008 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

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

To date we have not generated any revenues from operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. As at April 30, 2008, we had cash of $5,933 and a working capital deficiency of $144,715. We do not expect to generate any revenues in the near future until we locate and enter into a suitable business opportunity or combination with another viable pre-existing business. We estimate that we will require approximately $3,500 per month to fund our operations for the next twelve month period. Because we cannot anticipate when or if we will enter into a suitable business opportunity or combination with another entity, we will need to raise additional funds to continue to fund our operations. If we are not able to raise such funds, we may be forced to cease operations and our business may fail.

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

Due in part to the lack of our operating history at April 30, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without revenues until we succeed at our current business or we determine to enter into a business opportunity or combination with a pre-existing business entity. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our company. If we are unable to raise funds to cover our operating costs, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the period ended July 31, 2007.

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
Dated: June 23, 2008