Form 10-Q/A
period 2008-04-30
YZAPP INTERNATIONAL INC
filed 2008-06-24
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANTORY NOTE

This Amendment No. 1 to the Quarterly Report for the period ended April 30, 2008 is being filed to correct several typographical errors in the officer certifications. No other part of the Quarterly Report is being amended.

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