Form 10-K
period 2008-07-31
YZAPP INTERNATIONAL INC
filed 2008-11-21
CIK 1273385

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934

For the fiscal year ended July 31, 2008

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 333-111696

YZAPP INTERNATIONAL, INC.
 (Name of small business issuer as in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 500-666 Burrard Street
Vancouver, British Columbia Y6C3P6
CANADA
(604) 868-0264
(Address of principal executive offices)

Copies to:
Richard Friedman, Esq.
Elizabeth Herman, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32 nd Floor
New York, NY 10006
(212) 930-9700

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act: Common Stock

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

_X_ Yes ___ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State Issuer's revenues for its most recent fiscal year: $0

As of November 19, 2008, there were 11,728,019 shares of our common stock held by non-affiliates.

As of November 19. 2008, the registrant had outstanding 11,746,041 shares of its Common Stock, par value $0.001.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format YES [X] NO [ ]

YZAPP INTERNATIONAL, INC.
2008 ANNUAL REPORT ON FORM 10-K

Forward Looking Statements

This report on Form 10-K and other reports we file from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. When used in the Filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" or the negative of these terms and similar expressions as they relate to us or our management identify forward looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled "Risk Factors") relating to our industry and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Introduction

Yzapp International, Inc. (the “Company”, “we” or “us”) was incorporated in Nevada in December 2002.  Our principal executive offices are currently located at Suite 500-666 Burrard Street, Vancouver, British Columbia Y6C3P6. Our telephone number is (604) 868-0264

We are currently a “shell company” as defined by the Securities and Exchange Commission to be “a company with no or nominal operations, and with no or nominal assets consisting of solely cash and cash equivalents” pursuant to Rule 405 and the Securities Act of 1933, as amended, (the “Securities Act”) and Rule 12b-2 of the Securities Exchange Act of 1934 as amended (the “Exchange Act”).

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History

We were originally incorporated in the State of Nevada on December 26, 2002. Effective October 15, 2003, we acquired all the outstanding common stock of YzApp Solutions Inc., a company under common control. Prior to the acquisition, our company was a non-operating shell corporation with nominal net assets. The acquisition was a capital transaction in substance and therefore was accounted for as a reverse acquisition. The principal business of the Company was developing software and we acted as an application service provider as a conduit between retailers and financial institutions.  We were not successful in this business and operated at a loss.  We discontinued this business on January 31, 2007 and returned to status as a non-operating shell corporation.  Through the end of the fiscal year ended July 31, 2008, our Company was headquartered in British Columbia, Canada.

On August 5, 2008, we entered into an agreement with Belmont Partners, LLC, a Virginia limited liability company (“Belmont”) by which Belmont purchased 5,990,481 shares of our common stock, a majority (50.5 percent) of the issued and outstanding common stock and voting control of the company.

On August 6, 2008, we entered into a joint agreement with Belmont where we sold 5,878,894 shares of our company to Allied China Investments, LLC.  Allied China Investments, LLC was then known as BMC Acquisitions, LLC.  Our board and officers were replaced with new appointees upon the sale to Allied China Investments, LLC. This transaction closed on August 12, 2008.

Our fiscal year end is July 31.

Competition

Our primary goal is the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation.  The Company faces significant competition from other shell companies with the same objectives.  The shell company market is highly competitive as there is a small number of businesses who could combine with a shell to create a successful organization.  Many well financed and established entities including small public companies and venture capital firms are active in mergers and acquisitions of companies that may be desirable candidates for us. Most of these competing companies have significantly greater financial resources, expertise, and managerial capabilities than we do and consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  These competitive factors will impact our ability to identify and complete a successful business combination.

Government Regulation

          Our company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally.

Research and Development Costs

          We terminated our software development business on January 31, 2007 and our company decided not to expend any additional costs in regards to our software development business. As a result, we recorded an impairment of software development costs of $37,599 for the year ended July 31, 2007 due to the uncertainty about expected future cash flows from the sales of products.  We incurred no research and development costs during the fiscal year ended July 31, 2008.

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

Intellectual Property

          We rely on trade secrets to protect our intellectual property. We do not have any registered patents, trademarks, or copyrights. We do not have and do not intend to apply for patents on our products. Management believes that the patent application process in many countries would be time-consuming and expensive and any patent protection may be out of date by the time the patent is granted. Our proprietary software is protected by a source code held by our company. The Intelligent Credit Application decision logic was developed by Brian Jaggard, the Company’s former Chief Executive Officer, with the assistance of faculty members from Simon Fraser University.

Employees and Officers

                    During the fiscal year, we employed two officers, Brian Jaggard as President, Chief Executive Officer and Chief Financial Officer, and Douglas Dunn as Chief Operations Officer and Secretary.  Brian Jaggard and Douglas Dunn both resigned all of their positions as officers and directors of the company on August 1, 2008.

On August 1, 2008, the Board of Directors and Shareholders appointed Joseph Meuse as President and sole director of the company.  Joseph Meuse resigned from his positions as director and President on August 8, 2008.   On August 8, 2008, prior to his resignation, Joseph Meuse appointed Eugene M. Weiss as Director, Secretary, and Chairman of the Corporation.

There are no employees represented by a labor union or are covered by a collective bargaining agreement.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

We will need significant additional capital, which we may be unable to obtain

Our capital requirements in connection with our promotional activities and transition to commercial operations have been and will continue to be significant. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to continue our operations, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

We have sustained net losses in most years since inception and may never become consistently profitable

We have sustained losses in most years since inception. These losses were attributable to our lack of a consistent, revenue-producing operating business and our inability to obtain adequate financing to develop our core business and maintain the Company as a reporting company.  We expect to incur additional losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. Even if we succeed with our current business plan, we may never become profitable. We also expect to experience negative cash flow for the foreseeable future, as we continue to fund our operating losses and capital expenditures. We may not be able to generate sufficient revenues or achieve profitability in the future. The failure to generate sufficient revenues or achieve profitability will require us to seek to raise additional capital and, if we are unable to do so, we may have to curtail or delay our business plan.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Our continued ability to compete effectively depends on our ability to attract new technology developers and to retain and motivate our existing contractors.

Government regulations could adversely affect our business, financial condition or results of operations.

Our businesses are regulated by governmental authorities in the countries in which we operate. Because of our international operations, we must comply with diverse and evolving regulations. Regulation relates to, among other things, licensing, promotions, commercial advertising, content, including standards of decency. Changes in the regulation of our operations or changes in interpretations of existing regulations by courts or regulators or our inability to comply with current or future regulations could adversely affect us by reducing our revenues, increasing our operating expenses and exposing us to significant liabilities.

If we engage in future acquisitions, we will incur a variety of costs and may never realize the anticipated benefits of the acquisition.

 If appropriate opportunities become available, we may attempt to acquire a businesses that wishes to become public. If we do undertake any transaction of this sort, the process of integrating an acquired business may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may fail to realize the anticipated benefits of any business combination.

The shares are an illiquid investment and transferability of the shares is subject to significant restriction.

There are substantial restrictions on the transfer of the Shares. Therefore, the purchase of the Shares must be considered a long-term investment acceptable only for prospective investors who are willing and can afford to accept and bear the substantial risk of the investment for an indefinite period of time.  There is not a public market for the resale of the Shares.  A prospective investor, therefore, may not be able to liquidate its investment, even in the event of an emergency, and Shares may not be acceptable as collateral for a loan.

Our shares are subject to the U.S. “Penny Stock” Rules and investors who purchase our shares may have difficulty re-selling their shares as the liquidity of the market for our shares may be adversely affected by the impact of the “Penny Stock” Rules.

Our stock is subject to U.S. “Penny Stock” rules, which may make the stock more difficult to trade on the open market. Our common shares are not currently traded on the OTCBB, but it is the Company’s plan that the common shares be quoted on the OTCBB. A “penny stock” is generally defined by regulations of the U.S. Securities and Exchange Commission (“SEC”) as an equity security with a market price of less than US$5.00 per share. However, an equity security with a market price under US$5.00 will not be considered a penny stock if it fits within any of the following exceptions:

(i) the equity security is listed on NASDAQ or a national securities exchange;
(ii) the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least US$5,000,000, or (b) average annual revenue of at least US$6,000,000; or
(iii) the issuer of the equity security has been in continuous operation for more than three years, and has net tangible assets of at least US$2,000,000.

Our common stock does not currently fit into any of the above exceptions.

If an investor buys or sells a penny stock, SEC regulations require that the investor receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock will be subject to Rule 15g-9 of the Exchange Act, which relates to non-NASDAQ and non-exchange listed securities. Under this rule, broker/dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share.
Since our common stock is currently deemed penny stock regulations, it may tend to reduce market liquidity of our common stock, because they limit the broker/dealers’ ability to trade, and a purchaser’s ability to sell, the stock in the secondary market.

The low price of our common stock has a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock also limits our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of certain institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker’s commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, the Company’s shareholders may pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

Our independent auditors have expressed doubt about our ability to continue as a going concern, and the amounts recorded in our financial statements may require adjustments if the assumption that the entity is a going concern proves untrue, which may hinder our ability to obtain future financing

    Our independent auditors stated that our financial statements were prepared assuming that we would continue as a going concern, As a result of the going concern qualification, we may find it much more difficult to obtain financing in the future, if required.  Further, any financing we do obtain may be on less favorable terms.  Moreover, if the Company should fail to continue as a going concern, there is a risk of total loss of any monies invested in the Company, and it is also possible that, in such event, our shares, including those registered hereby would be of little or no value.

Risks Relating to Our Common Stock

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000. This letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

The Company may be subject to certain tax consequences in our business, which may increase our costs of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

There is no public market for our common stock, nor have we ever paid dividends on our common stock.

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and such business files a registration statement under the Securities Act of 1933, as amended. Additionally, we have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Authorization of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

ITEM 2. DESCRIPTION OF PROPERTY.

Our company currently does not own any property. The offices located at Suite 500, 666 Burrard Street, Vancouver, British Columbia,V6C 3P6 CANADA. The cost of the office is included in the fees paid or accrued to Q4 Financial Group Inc.

We have not entered into any agreements to acquire any properties.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this filing, there are no pending legal proceedings to which the Company is a party or to which any of its properties is the subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the shareholders of the Company during the year ended July 31, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES.

OTC Bulletin Board Considerations

As discussed elsewhere in this registration statement, the Company’s common stock is currently traded on the Over the Counter Bulletin Board (“OTCBB”). To be quoted on the OTCBB, a market maker must file an application on our behalf in order to make a market for our common stock.  Trading of our common stock is limited and sporadic.   The last trade for our stock was at $0.25 per share on October 7, 2008.  During the last two years our shares only traded on December 29, 2006 at $0.12 per share and on November 30, 2006 at $0.10 per share.  Because trading has been so limited we cannot present a high and low bid price for the last six months.

Holders

As of November 19, 2008, the approximate number of stockholders of record of the Common Stock of the Company was 54.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

          We do not have any equity compensation plan as of the date of this report.

Recent sales of unregistered securities

          We did not issue any securities during the year ended July 31, 2008 that have not otherwise been disclosed in a quarterly report on Form 10-QSB or in a quarterly report on Form 8-K.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, PLAN OF OPERATION AND FORWARD LOOKING INFORMATION.

Forward Looking Statements

Some of the statements contained in this annual report that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this annual report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•   Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

•   Our ability to raise capital when needed and on acceptable terms and conditions;

•   The intensity of competition; and

•   General economic conditions.

All written and oral forward-looking statements made in connection with this annual report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

RESULTS OF OPERATIONS

Revenue

We had revenue of $0 for the fiscal year ended July 31, 2008.  We also had revenue of $0 for the fiscal year ended July 31, 2007. We are operating as a shell company and therefore have no active operations from which we would generate revenue.

Operating Expenses

We incurred $44,004 in operating expenses for the year ended July 31, 2008 as compared to operating expenses of $50,011 for the year ended July 31, 2007.  All operating expenses were general and administrative expenses.

Net Loss

Our net loss for the year ended July 31, 2008 was $49,607 ($49,607 after foreign currency adjustments).   Our net income for the year ended July 31, 2007 was $101,317 ($102,213 after foreign currency adjustments).   The net income from the year ended July 31, 2007 was the result of gain incurred from the settlement of debt.

PLAN OF OPERATIONS

As of July 31, 2008, our company had cash of $2,789 and working capital deficit of $149,007. We estimate our operating expenses and working capital requirements for the next twelve months to be as follows:

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

Capital Resources

           As of July 31, 2008, our company had cash of $2,789 and working capital deficit of $149,007. We have suffered recurring losses from inception. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to enter into a suitable and successful business opportunity or combination.

          Management believes that our company’s cash and cash equivalents and cash will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require $147,000 over the next twelve month period to fund our plan of operations and eliminate our working capital deficiency. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

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

          Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited consolidated financial statements for the period ended July 31, 2008, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Capital Expenditures

          As of July 31, 2008, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

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

ITEM 8. FINANCIAL STATEMENTS

YzApp International Inc.
(A Development Stage Company)

July 31, 2008

Index
Report of Independent Registered Public Accounting Firm	F–1

Consolidated Balance Sheets	F–2

Consolidated Statements of Operations	F–3

Consolidated Statements of Cash Flows	F–4

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)	F–5

Notes to the Consolidated Financial Statements	F–7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
YzApp International Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of YzApp International Inc. (A Development Stage Company) as of July 31, 2008 and 2007 and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) for the years then ended and accumulated from August 24, 2000 (Date of Inception) to July 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of YzApp International Inc. (A Development Stage Company), as of July 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and accumulated from August 24, 2000 (Date of Inception) to July 31, 2008 in conformity with accounting principles generally accepted in the United States.

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

/s/ Manning Elliot LLP

CHARTERED ACCOUNTANTS
Vancouver, Canada
November 14, 2008

YzApp International Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	July 31, 2008 $	July 31, 2007 $
ASSETS

Current Assets
Cash	2,789	467

Total Assets	2,789	467

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	33,874	26,318
Accrued liabilities	2,246	–
Loans payable (Note 5)	82,958	47,155
Current liabilities of discontinued operations (Note 3)	32,718	31,394

Total Current Liabilities	151,796	104,867

Going Concern (Note 1)

STOCKHOLDERS’ DEFICIT

Preferred Stock:
1,000,000 authorized, $0.001 par value; Nil shares issued and outstanding	–	–

Common Stock:
50,000,000 shares authorized, $0.001 par value; 11,746,041 shares issued and outstanding, respectively	11,746	11,746
Additional Paid-in Capital	788,959	788,959
Donated Capital (Note 9)	184,799	179,799
Deficit Accumulated During the Development Stage	(1,075,373)	(1,025,766)
Accumulated Other Comprehensive Loss	(59,138)	(59,138)
Total Stockholders’ Deficit	(149,007)	(104,400)
Total Liabilities and Stockholders’ Deficit	2,789	467

(The accompanying notes are an integral part of these consolidated financial statements)

YzApp International Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)

	Years Ended July 31,		Accumulated from August 24, 2000 (Date of Inception) to July 31,
	2008	2007	2008
	$	$	$
Revenue	–	–	–

Operating Expenses

General and administrative	44,004	50,011	570,091

Total Operating Expenses	44,004	50,011	570,091

Loss before Other Income (Expense)	(44,004)	(50,011)	(570,091)

Other Income (Expense)

Foreign exchange gain (loss)	(2,549)	(2,890)	(5,439)
Gain on debt settlement	–	201,726	201,726
Interest expense	(3,054)	(449)	(6,111)
Interest income	–	–	2,789
Loss on disposal of property and equipment	–	–	(2,017)

Total Other Income (Expense)	(5,603)	198,387	190,948

Income (Loss) from Continuing Operations	(49,607)	148,376	(379,143)

Loss from discontinued operations (Note 3)	–	(47,059)	(696,230)

Net Income (Loss) for the Period	(49,607)	101,317	(1,075,373)

Other Comprehensive Income (Loss)	–	896	(59,138)
Foreign currency translation adjustments

Comprehensive Income (Loss)	(49,607)	102,213	(1,134,511)

Net Income (Loss) Per Share:
Continuing Operations – Basic and Diluted	–	0.01
Discontinued Operations – Basic and Diluted	–	–

	–	0.01

Weighted Average Common Shares Outstanding	11,746,041	11,668,000

(The accompanying notes are an integral part of these consolidated financial statements)

YzApp International Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Year Ended July 31, 2008 $	Year Ended July, 31 2007 $	Accumulated from August 24, 2000 (Date of Inception) to July 31, 2008 $

Operating Activities

Net income (loss)	(49,607)	101,317	(1,075,373)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	5,000	5,000	152,152
Gain on settlement of debt	–	(201,726)	(201,726)
Loss from discontinued operations	–	47,059	75,473
Loss on disposal of property and equipment	–	–	2,017
Stock-based compensation	–	–	169,245

Changes in operating assets and liabilities:

Amounts receivable	-	8,502	3,141
Accounts payable and accrued liabilities	10,677	(15,555)	225,249
Due to related parties	–	–	12,185
Interest accrued in loans payable	3,504	449	3,953

Net Cash Used In Operating Activities	(30,426)	(54,954)	(633,684)

Investing Activities

Software development costs	–	–	(29,687)
Purchase of property and equipment	–	–	(34,420)

Net Cash Used in Investing Activities	–	–	(64,107)

Financing Activities

Increase in loans payable	32,748	34,550	92,981
Proceeds from issuance of common stock	–	–	599,251

Net Cash Provided By Financing Activities	32,748	34,550	692,232

Effect of Exchange Rate Changes on Cash	–	5,892	8,348

Increase (Decrease) In Cash	2,322	(14,512)	2,789

Cash – Beginning Of Period	467	14,979	–

Cash – End Of Period	2,789	467	2,789

Non-cash Financing Activities
Common shares issued for to settle debt	–	20,000	30,500

Supplemental Disclosures
Interest paid	–	–	7,778
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

YzApp International Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
Accumulated from August 24, 2000 (Date of Inception) to July 31, 2008
(expressed in U.S. dollars)

	Common Stock			Additional	Donated	Deficit Accumulated During the Development	Accumulated Other Comprehensive	Total Stockholders’ Equity
	# of Shares	Amount		Paid-In Capital	Capital	Stage	Income (Loss)	(Deficit)
		$		$	$	$	$	$

Founder’s Shares issued for cash	5,250,000		5,250	(5,108)	–	–	–	142

Issuance of stock for cash – February 2001	2,250,000		2,250	222,155	–	–	–	224,405

Net loss for year	–		–	–	–	(193,231)	–	(193,231)

Foreign currency translation	–		–	–	–	–	(450)	(450)

Balance – July 31, 2001	7,500,000		7,500	217,047	–	(193,231)	(450)	30,866

Issuance of stock for cash – October 2001	150,000		150	95,319	–	–	–	95,469

Issuance of stock for cash – April 2002	100,000		100	63,135	–	–	–	63,235

Issuance of stock for services – July 2002	318,750		319	19,818	–	–	–	20,137

Net loss for the year	–		–	–	–	(303,764)	–	(303,764)

Foreign currency translation	–		–	–	–	–	708	708

Balance – July 31, 2002	8,068,750		8,069	395,319	–	(496,995)	258	(93,349)

Issuance of stock for services – December 2002	1,451,250		1,451	90,540	–	–	–	91,991

Issuance of stock for cash – March 2003	1,152,500		1,153	114,097	–	–	–	115,250

Issuance of stock for cash – April 2003	76,000		76	18,924	–	–	–	19,000

Donated services	–		–	–	15,392	–	–	15,392

Net loss for the year	–		–	–	–	(260,141)	–	(260,141)

Foreign currency translation	–		–	–	–	–	(9,434)	(9,434)

Balance – July 31, 2003	10,748,500		10,749	618,880	15,392	(757,136)	(9,176)	(121,291)

Issuance of stock for cash – November 24, 2003	20,000		20	4,980	–	–	–	5,000

Issuance of stock for cash – November 2003	14,286		14	4,986	–	–	–	5,000

Issuance of stock for cash – December 2003	5,000		5	1,745	–	–	–	1,750

Issuance of stock for services – January 5, 2004	588,255		588	58,238	–	–	–	58,826

Donated services	–		–	–	44,260	–	–	44,260

Net loss for the year	–		–	–	–	(188,805)	–	(188,805)

Foreign currency translation	–		–	–	–	–	(10,216)	(10,216)

Balance – July 31, 2004	11,376,041		11,376	688,829	59,652	(945,941)	(19,392)	(205,476)

(The accompanying notes are an integral part of these consolidated financial statements)

YzApp International Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
Accumulated from August 24, 2000 (Date of Inception) to July 31, 2007
(expressed in U.S. dollars)

	Common Stock		Additional		Deficit Accumulated During the Development	Accumulated Other Comprehensive	Total Stockholders’ Equity
	# of Shares	Amount $	Paid-In Capital $	Donated Services $	Stage $	Income (Loss) $	(Deficit) $

Balance – July 31, 2004	11,376,041	11,376	688,829	59,652	(945,941)	(19,392)	(205,476)

Issuance of stock for debt settlement – November, 2004	30,000	30	10,470	–	–	–	10,500

Donated services	–	–	–	48,000	–	–	48,000

Net loss for the year	–	–	–	–	(113,985)	–	(113,985)

Foreign currency translation	–	–	–	–	–	(18,804)	(18,804)

Balance – July 31, 2005	11,406,041	11,406	699,299	107,652	(1,059,926)	(38,196)	(279,765)

Issuance of stock - February 2006	140,000	140	69,860	–	–	–	70,000

Donated services	–	–	–	34,500	–	–	34,500

Net loss for the year	–	–	–	–	(67,157)	–	(67,157)

Foreign currency translation	–	–	–	–	–	(21,838)	(21,838)

Balance – July 31, 2006	11,546,041	11,546	769,159	142,152	(1,127,083)	(60,034)	(264,260)

Issuance of stock to settle debt -February 2006	200,000	200	19,800	–	–	–	20,000

Donated services	–	–	–	5,000	–	–	5,000

Forgiveness of related party debt	–	–	–	32,647	–	–	32,647

Net loss for the year	–	–	–	–	101,317	–	101,317

Foreign currency translation	–	–	–	–	–	896	896

Balance – July 31, 2007	11,746,041	11,746	788,959	179,799	(1,025,766)	(59,138)	(104,400)

Donated services	–	–	–	5,000	–	–	5,000

Net loss for the year	–	–	–	–	(49,607)	–	(49,607)

Balance – July 31, 2008	11,746,041	11,746	788,959	184,799	(1,075,373)	(59,138)	(149,007)

(The accompanying notes are an integral part of these consolidated financial statements)

YzApp International Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
July 31, 2008

1.        Nature of Operations and Continuance of Business

YzApp International Inc. (the "Company") was incorporated in the State of Nevada on December 26, 2002. Effective October 15, 2003, the Company acquired all the outstanding common stock of YzApp Solutions Inc. ("Solutions"), a company under common control, by issuing 9,520,000 common shares on a one share for two shares owned basis. Solutions was originally incorporated in British Columbia on August 24, 2000 and continued into federal jurisdiction under the Canada Business Corporations Act on October 15, 2001. The principal business of Solutions was operating as an application service provider acting as a conduit between retailers and financial institutions. Prior to the reverse acquisition, the Company was a non-operating shell company with nominal net assets. Therefore, this acquisition was a capital transaction in substance, rather than a business combination, and was accounted for as a reverse acquisition using the purchase method of accounting. Because Solutions was deemed to be the acquirer for accounting purposes, the financial statements are presented as a continuation of Solutions and include the results of operations of Solutions since its incorporation on August 24, 2000, except that all share issuances of Solutions were adjusted to reflect the 1 for 2 share exchange on the acquisition.

The Company is based in Vancouver, British Columbia, Canada and prior to January 31, 2007 its principal business was the development of software allowing the Company to act as an application service provider acting as a conduit between retailers and financial institutions. As at January 31, 2007, the Company decided to discontinue its business of developing software. See Note 3.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at July 31, 2008, the Company has a working capital deficiency of $149,007 and has accumulated losses of $1,075,373 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is investigating possible business opportunities. There is no certainty that these opportunities will materialize or that it can generate sufficient funds to exploit them and the Company may require additional funds to operate.

2.        Summary of Significant Accounting Policies

(a) Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars. All significant inter-company transactions and balances have been eliminated. The Company has not produced any revenue from a principal business recently and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

(b) Year End

The Company's fiscal year end is July 31.

YzApp International Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
July 31, 2008

2.        Summary of Significant Accounting Policies (continued)

(c) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets, donated services and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

(f) Foreign Currency Translation

The operations of the Company's subsidiaries prior to January 31, 2007 were located in Canada and their functional currency was the Canadian dollar. The financial statements of those operations were translated into U.S. dollars using the current rate method whereby the assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenue and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded accumulated other comprehensive loss in a separate component of stockholders' equity. Subsequent to this period, the Company’s functional currency is the U.S. dollar, the reporting currency is the U.S. dollar.

Cumulative translation adjustments of $59,138 and $59,138 as at July 31, 2008 and 2007, respectively, have been included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

Other foreign currency denominated monetary balances are translated at rates of exchange applicable at the balance sheet date and foreign currency denominated operating transactions are translated at the rates of exchange in effect at the time of the transaction with any resulting gains or losses being recognized in the consolidated statement of operations.

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

YzApp International Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
July 31, 2008

2.           Summary of Significant Accounting Policies (continued)

(g) Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at July 31, 2008 and 2007, the only component of comprehensive loss was foreign currency translation adjustments.

(h) Financial Instruments and Concentrations of Risk

The fair values of financial instruments, which include cash, amounts receivable, accounts payable, accrued liabilities, loans payable, current liabilities of discontinued operations, and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. It is management's opinion that the Company is not exposed to significant interest rate, currency rate or credit risk arising from these financial instruments.

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

(l) Income Taxes

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
July 31, 2008

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

(n) Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

YzApp International Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
July 31, 2008

2.           Summary of Significant Accounting Principles (continued)

(n)	Recently Issued Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future financial statements.

(o)   Reclassifications

YzApp International Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
July 31, 2008

Certain of the prior period figures have been reclassified to conform to the current period’s presentation.
3.           Discontinued Operations

       On January 31, 2007, the Company discontinued its software development business. The results of these discontinued operations are summarized as follows:

	Year Ended July 31,	Accumulated from August 24, 2000 (Date of Inception) to July 31,
	$2007	$2007

Revenue	–	16,940

Expenses

Depreciation	693	29,107
General and administrative	–	637,697
Impairment of software development costs	37,559	37,559
Loss on disposal of property and equipment	8,807	8,807

Net Loss	(47,059)	(696,230)

Loss from Discontinued Operations	(47,059)	(696,230)

       Assets and liabilities to be disposed of comprise the following:
July 31, 2007 $

Accounts payable	32,718

Total Liabilities	32,718

4.           Property and Equipment and Software Development Costs

As at January 31, 2007, the Company decided to discontinue its software development business and recorded a loss $8,807 on the disposal of all its’ property and equipment and an impairment loss of $37,559 due to the uncertainty about expected future cash flows from the sales of products. Refer to Note 3.

5.           Loans Payable

(a)	As at July 31, 2008, the Company owed $24,547 (2007 - $19,803) to shareholders for cash advances which are non-interest bearing, unsecured and due on demand.

(b)	As at July 31, 2008, the Company owed $11,724 (2007 – $11,249) to an unrelated party which bears interest at 10% per annum, is unsecured and was due on October 4, 2007.

(c)	As at July 31, 2008, the Company owed $9,770 (2007 – $Nil) to an unrelated party which bears interest at 10% per annum, is unsecured and was due on December 15, 2007.

(d)	As at July 31, 2008, the Company owed $16,316 (2007 – $15,654) to an unrelated party which bears interest at 5% per annum, is unsecured and was due on January 8, 2008.

(e)	As at July 31, 2008, the Company owed $2,442 (2007 – $Nil) to an unrelated party which bears interest at 5% per annum, is unsecured and is due on October 30, 2008.

(f)	As at July 31, 2008, the Company owed $14,655 (2007 – $Nil) to an unrelated party which bears interest at 5% per annum, is unsecured and is due on June 13, 2009.

YzApp International Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
July 31, 2008

5.           Loans Payable (continued)

In addition, interest of $3,504 (2007 – $449) has been accrued on certain of the above balances and has been presented as part of loans payable.

6.           Common Stock

        On October 31, 2006, the Company issued 200,000 shares at a fair value of $0.10 per share to settle debt of $221,726.

7.	Stock Option Plan

During the year ended July 31, 2004, the Company instituted a stock option plan. Under the terms of the plan, the Company may award options to purchase common shares of the Company, not to exceed 2,000,000 shares. To date, no options have been granted under the plan.

8.           Income Taxes

The Company has approximately $590,000 of net operating losses carried forward available to offset taxable income in future years which begin expiring in 2008.

The reconciliation of the provision for income taxes attributable to continuing operations computed at the statutory tax rate of 35% to income tax expense as reported is as follows:

	Year Ended July 31, 2008 $	Year Ended July 31, 2007 $

Income tax benefit (expense) computed at the statutory rate	17,362	35,461
Non-deductible donated services	(1,750)	(1,750)
Forgiveness of related party debt	–	11,426
Unrealized foreign currency translation and other	(892)	3,013
Impairment of software development costs	–	(13,146)
Impairment of property and equipment	–	(3,013)
Change in valuation allowance	(14,720)	(31,991)

Provision for income taxes	–	–

The components of the net deferred tax asset as at July 31, 2008 and 2007, the statutory tax rate of 35%, the effective tax rate and the amount of the valuation allowance are indicated below:

	July 31, 2008 $	July 31, 2007 $

Deferred tax asset

Net operating losses carried forward	206,000	191,000
Property and equipment	25,000	26,000
Less valuation allowance	(231,000)	(217,000)

Net deferred tax asset	–	–

9.	Related Party Transaction

During the year ended July 31, 2008, the Company incurred management fees for ongoing management of the Company's affairs to the President of the Company of $5,000 (2007 - $5,000), all of which was waived and recognized as donated services.

9.	Subsequent Event

On August 6, 2008, YzApp International, Inc. (the “Company”) and certain of its shareholders entered into a material definitive agreement with Belmont Partners, LLC (“Belmont”) through which Belmont acquired 5,990,481 common shares of the Company. On August 5, 2008, Belmont and the Company entered into a material definitive agreement with BMC Acquisitions Corp. LLC (“BMC”) through which Belmont sold 5,878,894 shares to BMC.

Pursuant to the above agreement, the Company is committed to issue common stock as necessary for Belmont to attain at least 1.1% post transaction position in the Company, taking into account the capital structure of the Company, including any shares issued in connection with the transaction, such as reverse splits, initial issuances, or issuances to directors and officers.

ITEM 9A. CONTROLS & PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of July 31, 2008.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management's Report on Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of July 31, 2008. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

 During this evaluation, the Company identified a material weakness in its internal control over financial reporting.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  The identified material weakness consists of, as of the end of the period covered by this report, limited resources and limited number of employees, namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

Based on our assessment and the criteria discussed above, the Company has concluded that, as of July 31, 2008, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

Notwithstanding the material weakness in the Company’s internal control over financial reporting and the Company’s consequently ineffective disclosure controls and procedures discussed above, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with the U. S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended July 31, 2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CORPORATE GOVERNANCE

Our directors and executive officers are:

Name	Age	Position
Eugene M. Weiss	70	Director, Secretary, and President
Joseph Meuse	38	Director and President
Brian Jaggard	47	President, Chief Executive Officer & Financial Officer, Director
Douglas Dunn	48	Chief Operations Officer, Secretary, Director

Executive Officers and Directors

Eugene M. Weiss    President, Secretary, Director

Eugene M. Weiss resides in New York, NY.  He graduated Queens College in 1959, and attended New York University School of Law from 1959 to 1960. From 2005 to present, Mr. Weiss has been a manager at Progressive Capital Solutions LLC.  From 1995 to 2005, he was the President of Professional Fiscal Consultants, an insurance brokerage company and venture capital firm.

Joseph Meuse

Joseph Meuse has been involved with corporate restructuring and reverse mergers since 1995.  He has been a Managing Partner at Belmont Partners as well as Castle Capital Partners since 1995. Additionally, Mr. Meuse maintains a position as a Board member of the following corporations: Comprehensive Healthcare Solutions, Pivotal Technologies, Inc., Adrenaline Nation Media Networks, Inc. Niagara Systems, Inc., Retail Holdings, Inc., NuOasis Laughlin, Inc., Big Red Gold, Inc., PacWest Transfer, Global Filings, and 3-D Shopping, Inc. Mr. Meuse attended the College of William and Mary.

Brian Jaggard

          Mr. Jaggard has 20 years experience as a financial manager and analyst in the automotive industry. He has built and led teams that worked successfully to improve the financial performance of large, multi-national companies such as Ford, Volkswagen, and Toyota.  He served as President, Chief Executive Officer and Chief Financial Officer between October 2003 and August 2008.  From October 2003 to the present, he has served as the president and CEO of YzApp Solutions, Inc.

Douglas Dunn

          Mr. Dunn is a marketing professional with 17 years experience providing marketing and development expertise to a corporate, government and non-profit sector clientele. He served as a Director of Knexa.com Solutions Inc., a publicly traded firm on the CDNX (now the TSX Venture Exchange). Mr. Dunn has also held Directorships in over 20 Non-Profit organizations the majority operating as Federally Registered Charities in Canada. His only current Directorship is with the Underwater Council of British Columbia, where he is in charge of strategic planning. From October 2003 to August 2008, he served as Chief Operating Officer and Secretary of YzApp International Inc.,

Director Independence

The following information concerning director independence is based on the director independence standards of The NASDAQ Stock Market Corporate Governance Rules.

Eugene Weiss is an independent director within The NASDAQ Stock Market's director independence standards.

Audit Committee

Presently, our Board of Directors is performing the duties that would normally be performed by an audit committee. We intend to form a separate audit committee, and plan to seek potential independent directors. In connection with our search, we plan to appoint an individual qualified as an audit committee financial expert.

Code of Ethics

The Company has a Code of Ethics that was filed as an exhibit to the 10KSB for the fiscal year ended July 31, 2007.

ITEM 11. EXECUTIVE COMPENSATION.

Our executive officers have not received any compensation since the date of our incorporation, and we did not accrue any compensation.

Compensation of Directors

We do not compensate our directors for their time on our behalf.  We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Executive Employment Contracts

We do not have any written or oral employment agreements with any of our officers or directors.

Equity Compensation, Pension or Retirement Plans

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of November 19, 2008, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock. As of November 19, 2008, there were 11,746,041 shares of our common stock outstanding.

The number of shares of common stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of October 31, 2008 by each of our individual directors and executive officers, by our nominee directors and executive officers and by all our current directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock
Eugene M. Weiss, Director & President	18,022	*	%
Allied China Investments, LLC	5,878,894	50.1%
Brian Jaggard, former Director, CEO, and CFO	0	0
Douglas Dunn, former Director, Secretary and COO	0	0
Joseph Meuse, former Director and President	0	0
All executive officers and directors as a group	18,022	*
(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of November 19, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 11,746,041 shares of common stock outstanding on November 19, 2008, and the shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of November 19, 2008.

* less than one percent ownership

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

We have not entered into any transactions in which any of our directors, executive officers, or affiliates, including any member of an immediate family, had or are to have a direct or indirect material interest.

All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the e above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES. – The auditor of our financial statements for the fiscal years ended July 31, 2007 and July 31, 2008 was Manning Elliott, LLP Chartered Accountants.    The aggregate fees billed by Manning Elliott LLP for professional services rendered for the audit for the fiscal year ended July 31, 2007 was $5,618 and $8,925 for the fiscal year ended July 31, 2008.

AUDIT-RELATED FEES. - For the fiscal years ended July 31, 2007 and 2008, the aggregate fees billed for assurances and related services relating to our financial statements which are not reported under the caption “Audit Fees” were $0.

TAX FEES. - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.  Our tax fees for the fiscal years ended July 31, 2008 and July 31, 2007 were $0.

ALL OTHER FEES. -  For the fiscal years ended July 31, 2007 and 2008, the aggregate fees billed for other non-audit professional services, other than those services listed above, totaled $Nil.

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

ITEM 15. EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation (previously filed with Form SB-2 on January 2, 2004)
3.2	Bylaws (previously filed with Form SB-2 on January 2, 2004)
4.1	Form of Stock Certificate (previously filed with Form SB-2 on January 2, 2004)
10.1	Stock Purchase Agreement dated August 6, 2008 (previously filed with Form 8-K on August 26. 2008)
10.2	Stock Purchase Agreement dated August 5, 2008 (previously filed with Form 8-K on August 26, 2008)
14.1	Code of Ethics (previously filed with Form 10-KSB on October 29, 2008)
31.1	Section 302 Certification of Eugene Weiss*
32.1	Section 906 Certification of Eugene Weiss*

 * attached herein

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2008	YZAPP INTERNATIONAL, INC

By: /s/ Eugene M. Weiss
Name: Eugene M. Weiss
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Eugene M. Weiss
Eugene M. Weiss
President, (Principal Executive Officer and Principal Accounting Officer), Director November 19, 2008