Form 10-Q
period 2008-10-31
YZAPP INTERNATIONAL INC
filed 2008-12-15
CIK 1273385

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period

Commission file number 333-111696

YzApp International Inc.

 (Exact name of registrant as specified in its charter)

Nevada	80-0264950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 11,746,041 shares of common stock issued and outstanding as of December 15, 2008.

	YZAPP INTERNATIONAL, INC. REORT ON FORM 10-Q FOR THE PERIOD ENDED OCTOBER 31, 2008 TABLE OF CONTENTS	PAGE

PART I	FINANCIAL INFORMATION	3

Item 1	Balance Sheets at October 31, 2008 and October 31, 2008 (unaudited at July 31, 2008)	4

	Statements of Operations for the three months ended October 31, 2008 and 2007 and for the period August 24, 2000 (inception) to October 31, 2008 (unaudited)	5

	Statement of Changes in Stockholders’ Equity for the three months ended October 31, 2008 and 2007 and for the period August 24, 2000 (inception) to October 31, 2008 (unaudited)	6

	Statements of Cash Flows for the three months ended October 31, 2008 and 2007 and for the period August 24, 2000 (inception) to October 31, 2008 (unaudited)	7

	Notes to Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis or Plan of Operation	11

Item 3	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T	Controls and Procedures	11

PART II	Other Information	17

Item 1	Legal Proceedings	17

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	17

Item 4	Submission of Matters to a Vote of Security Holders	17

Item 5	Other Information	17

Item 6	Exhibits	17

Signatures		18

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim condensed consolidated balance sheet of YzApp International Inc. at October 31, 2008 and the interim condensed consolidated statements of operations and interim condensed consolidated statements of cash flow for the three month periods ended October 31, 2008 and 2007 and the condensed consolidated statement of deficiency in stockholders’ equity for the period from August 24, 2000 (inception) to October 31, 2008 have been prepared by our management in conformity with United States accounting principles generally accepted.

It is the opinion of management that the interim condensed consolidated financial statements for the quarter ended October 31, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

YzApp International, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
October 31, 2008 (Unaudited) and July 31, 2008
(Expressed in U.S. Dollars)

	October 31,	July 31,
	2008	2008
Assets	(Unaudited)

Current assets:
Cash	$159	$2,789

Total assets	$159	$2,789

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable	$8,925	$33,874
Accrued liabilities	7,000	2,246
Loans payable	71,087	82,958
Advances payable - stockholder	4,892	-
Current liabilities of discontinued operations	27,077	32,718

Total current liabilities	118,981	151,796

Deficiency in stockholders' equity:

Preferred stock, par value $.001 per share; 1,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, par value $.001 per share; 50,000,000 shares authorized,
11,746,041 shares issued and outstanding, respectively	11,746	11,746
Additional paid-in capital	1,005,145	973,758
Accumulated other comprehensive loss	(59,138)	(59,138)
Deficit accumulated during the development stage	(1,076,575)	(1,075,373)

Total deficiency in stockholders' equity	(118,822)	(149,007)

Total liabilities and deficiency in stockholders' equity	$159	$2,789

See Accompanying notes to these unaudited condensed consolidated financial statements.

YzApp International, Inc.
(A Development Stage Company)
Condensed Consolidated Statements Of Operations
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative Period
			from August 24, 2000
			(Inception) to
	Three months ended October 31,		October 31,
	2008	2007	2008

Operating expenses:
General and administrative expenses	$23,169	$9,683	$593,260

Total operating expenses	23,169	9,683	593,260

Loss from continuing operations before
other income (expense)	(23,169)	(9,683)	(593,260)

Foreign exchange gain	18,165	-	12,726
Gain on debt settlement	4,707	-	206,433
Interest expense	(905)	(584)	(7,016)
Interest income	-	-	2,789
Loss on disposal of property and equipment	-	-	(2,017)

Loss from continuing operations
before provision for income taxes	(1,202)	(10,267)	(380,345)

Provision for income taxes	-	-	-

Net loss from continuing operations	(1,202)	(10,267)	(380,345)

Loss from discontinued operations, net of tax	-	-	(696,230)

Net loss	$(1,202)	$(10,267)	$(1,076,575)

Net loss per common share, basic and diluted:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	-	-
	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	11,746,041	11,746,041

Comprehensive loss:
Net loss	$(1,202)	$(10,267)
Foreign currency translation loss	-	(3,695)

Comprehensive loss	$(1,202)	$(13,962)

See Accompanying notes to these unaudited condensed consolidated financial statements.

YzApp International, Inc.
(A Development Stage Company)
Condensed Consolidated Statment Of Deficiency In Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Deficiency

Founders shares issued for cash	5,250,000	$5,250	$(5,108)	$-	$-	$142

Issuance of stock for cash - February 2001	2,250,000	2,250	222,155	-	-	224,405

Currency translation adjustment	-	-	-	-	(450)	(450)

Net loss	-	-	-	(193,231)	-	(193,231)

Balance, July 31, 2001	7,500,000	7,500	217,047	(193,231)	(450)	30,866

Issuance of stock for cash - October 2001	150,000	150	95,319	-	-	95,469

Issuance of stock for cash - April 2002	100,000	100	63,135	-	-	63,235

Issuance of stock for services - July 2002	318,750	319	19,818	-	-	20,137

Currency translation adjustment	-	-	-	-	708	708

Net loss	-	-	-	(303,764)	-	(303,764)

Balance, July 31, 2002	8,068,750	8,069	395,319	(496,995)	258	(93,349)

Issuance of stock for services - December 2002	1,451,250	1,451	90,540	-	-	91,991

Issuance of stock for cash - March 2003	1,152,500	1,153	114,097	-	-	115,250

Issuance of stock for cash - April 2003	76,000	76	18,924	-	-	19,000

Donated services	-	-	15,392	-	-	15,392

Currency translation adjustment	-	-	-	-	(9,434)	(9,434)

Net loss	-	-	-	(260,141)	-	(260,141)

Balance, July 31, 2003	10,748,500	10,749	634,272	(757,136)	(9,176)	(121,291)

Issuance of stock for cash - November 24, 2003	20,000	20	4,980	-	-	5,000

Issuance of stock for cash - November 2003	14,286	14	4,986	-	-	5,000

Issuance of stock for cash - December 2003	5,000	5	1,745	-	-	1,750

Issuance of stock for services - January 5, 2004	588,255	588	58,238	-	-	58,826

Donated services	-	-	44,260	-	-	44,260

Currency translation adjustment	-	-	-	-	(10,216)	(10,216)

Net loss	-	-	-	(188,805)	-	(188,805)

Balance, July 31, 2004	11,376,041	11,376	748,481	(945,941)	(19,392)	(205,476)

Issuance of stock for debt
settlement - November 2004	30,000	30	10,470	-	-	10,500

Donated services	-	-	48,000	-	-	48,000

Currency translation adjustment	-	-	-	-	(18,804)	(18,804)

Net loss	-	-	-	(113,985)	-	(113,985)

Balance, July 31, 2005	11,406,041	11,406	806,951	(1,059,926)	(38,196)	(279,765)

Issuance of stock for cash - February 2006	140,000	140	69,860	-	-	70,000

Donated services	-	-	34,500	-	-	34,500

Currency translation adjustment	-	-	-	-	(21,838)	(21,838)

Net loss	-	-	-	(67,157)	-	(67,157)

Balance, July 31, 2006	11,546,041	11,546	911,311	(1,127,083)	(60,034)	(264,260)

Issuance of stock for debt
settlement - November 2004	200,000	200	19,800	-	-	20,000

Donated services	-	-	5,000	-	-	5,000

Foregiveness of related party debt	-	-	32,647	-	-	32,647

Currency translation adjustment	-	-	-	-	896	896

Net income	-	-	-	101,317	-	101,317

Balance, July 31, 2007	11,746,041	11,746	968,758	(1,025,766)	(59,138)	(104,400)

Donated services	-	-	5,000	-	-	5,000

Net loss	-	-	-	(49,607)	-	(49,607)

Balance, July 31, 2008	11,746,041	11,746	973,758	(1,075,373)	(59,138)	(149,007)

Accounts payable paid by stockholder - unaudited	-	-	31,387	-	-	31,387

Net loss - unaudited	-	-	-	(1,202)	-	(1,202)

Balance, October 31, 2008 - unaudited	11,746,041	$11,746	$1,005,145	$(1,076,575)	$(59,138)	$(118,822)

See Accompanying notes to these unaudited condensed consolidated financial statements.

YzApp International, Inc.
(A Development Stage Company)
Condensed Consolidated Statements Of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative Period
			from August 24, 2000
			(Inception) to
	Three Months ended October 31,		October 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(1,202)	$(10,267)	$(1,076,575)
Adjustments to reconcile net loss to net
cash used in operating activities:
Donated services	-	1,250	152,152
Gain on settlement of debt	(4,707)	-	(206,433)
Foreign exchange gain	(18,165)	6,031	(9,817)
Expenses paid by stockholder	4,892		4,892
Loss from discontinued operations	-	-	75,473
Loss on disposal of property and equipment	-	-	2,017
Stock based compensation	-	-	169,245
Changes in operating assets and liabilities
Accounts receivable	-	-	3,141
Accounts payable and accrued liabilities	15,647	(1,836)	240,896
Due to related parties	-	-	12,185
Interest accrued on loans payable	905	-	4,858

Cash used in operating activities	(2,630)	(4,822)	(627,966)

Cash flows from investing activities:
Software development costs	-	-	(29,687)
Purchase of property and equipment	-	-	(34,420)

Cash used by financing activities	-	-	(64,107)

Cash flows from financing activities:
Proceeds from loans payable	-	12,702	92,981
Proceeds from sale of common stock	-	-	599,251

Cash provided by financing activities	-	12,702	692,232

Net (decrease) increase in cash	(2,630)	7,880	159
Cash, beginning of period	2,789	467	-
Cash, end of period	$159	$8,347	$159

Supplemental disclosure of non-cash financing activities:

Accounts payable paid by stockholder - contibution to capital	$31,387	$-

See Accompanying notes to these unaudited condensed consolidated financial statements.

YZAPP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
OCTOBER 31, 2008
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Prior to January 31, 2007 the Company’s principal business was the development of software allowing the Company to act as an application service provider acting as a conduit between retailers and financial institutions. As of   January 31, 2007, the Company decided to discontinue its business of developing software.

On August 5, 2008 the Company and two of its shareholders entered into a material definitive agreement with Belmont Partners, LLC (“Belmont”) through which Belmont acquired 5,990,481 common shares of the company for $62,000.  On August 6, 2008 Belmont and the Company entered into a material definitive agreement with Allied China Investments, LLC (then known as BMC Acquisitions Corp. LLC) (“Allied China”) through which the Belmont sold to Allied China 5,878,894 shares (comprising approximately 50.05% of our issued and outstanding capital stock) for $300,000.  The closing of the transactions occurred on August 12, 2008. The sale was accompanied by the resignation and replacement of our officers and directors.

We are pursuing an acquisition strategy whereby we will seek to acquire businesses with a history of operating revenues in markets that provide room for growth. We are engaged in identifying, investigating and, if warranted, acquiring companies that will enhance revenues and increase shareholder value. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing, through either equity or debt financing.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 31, 2008 and for the three month periods ended October 31, 2008 and 2007 and from date of inception (August 24, 2000) to October 31, 2008 have been prepared by YzApp International Inc. pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended July 31, 2008 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

Our financial condition and results of operations for the three-month interim period ended October 31, 2008 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ended July 30, 2009.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results may differ from those estimates.

Going Concern

The unaudited condensed consolidated financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We currently have no revenue source and are incurring losses. These factors raise substantial doubt about our ability to continue as a going concern.

We will pursue an acquisition strategy whereby we will seek to acquire businesses with a history of operating revenues in markets that provide room for growth. We are engaged in identifying, investigating and, if warranted, acquiring companies that will enhance revenues and increase shareholder value. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing, through either equity or debt financing.

Earnings (Loss) Per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were no common share equivalents at October 31, 2008 and 2007.

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

The Company has not, to the date of these condensed consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

NOTE 2 – STOCKHOLDERS’ EQUITY

During the three months ended October 31, 2008 Belmont Partners, LLC paid certain of our accounts payable, aggregating $31,387. This amount has been credited to additional paid-in capital.

NOTE 3 – ADVANCES PAYABLE - STOCKHOLDER

During the three months ended October 31, 2008 Allied China Investments, LLC paid certain of our expenses, aggregating $4,892. These advances bear no interest and are due upon demand.

NOTE 4 – SUBSEQUENT EVENTS

On December 3, 2008 the Company sold its entire interest in its inactive subsidiary, YzApp Solutions Inc., to Belmont Partners, LLC for $1.

A pro forma balance sheet assuming the disposition occurred as of October 31, 2008 is as follows:

Assets

Cash	$159

Liabilities and deficiency in stockholders' equity

Accounts payable and accrued expenses	$15,925
Loans payable	71,087
Advances payable - stockholder	4,892

Total liabilities	91,904

Deficiency in stockholders' equity	(91,745)

Total liabilities and deficiency in stockholders' equity	$159

A pro forma statement of operations assuming the disposition occurred as of August 1, 2008 is as follows (there was no pro forma effect on the October 31, 2007 statement of operations):

Period ended
October 31, 2008
General and administrative expenses	$(23,169)
Foreign exchange gain	12,524
Gain on debt settlement	4,707
Interest expense	(905)

Loss from continuing operations	$(6,843)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

In this quarterly report we make a number of statements, referred to as “forward-looking statements”, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to use and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as “believe”, “expect”, “seek”, “estimate”, “anticipate”, “intend”, “plan”, “budget”, “project”, “may likely result”, “may be”, “may continue” and other similar expressions.

Each forward-looking statement should be read in context with and in understanding of the various other disclosures concerning our company and our business made elsewhere in this report as well as our public filings with the Securities and Exchange Commission. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statements contained in this report or any other filing to reflect new events or circumstances unless and to the extent required by applicable law.

Unless the context requires otherwise, “YzApp International, Inc”, “YzApp”, “the company”, “we”, “us”, “our” and similar terms refer YzApp International, Inc. Our common stock, par value $.001 per share is commonly referred to in this quarterly report as our “common shares”.  The information in this quarterly report is current as of the date of this quarterly report (October 31, 2008), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the three-month interim period ended October 31, 2008 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ended July 30, 2009.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction and together with any reports, statements and information filed with the SEC.

Business Overview

We were originally incorporated in the State of Nevada on December 26, 2002. Effective October 15, 2003, we acquired all the outstanding common stock of YzApp Solutions Inc., a company under common control. Prior to the acquisition, our company was a non-operating shell corporation with nominal net assets. The acquisition was a capital transaction in substance and therefore was accounted for as a reverse acquisition. The principal business of the Company was developing software and we acted as an application service provider as a conduit between retailers and financial institutions.  We were not successful in this business and operated at a loss.  We discontinued this business on January 31, 2007 and returned to status as a non-operating shell corporation.  Through the end of the fiscal year ended July 31, 2009, our Company was headquartered in British Columbia, Canada.

On August 5, 2008, we entered into an agreement with Belmont Partners, LLC, a Virginia limited liability company (“Belmont”) by which Belmont purchased 5,990,481 shares of our common stock, a majority (51 percent) of the issued and outstanding common stock and voting control of the company.

On August 6, 2008, we entered into a joint agreement with Belmont where Belmont sold 5,878,894 shares (50.05 percent) of our company to Allied China Investments, LLC (then known as BMC Acquisitions Corp. LLC).  .Our board and officers were replaced with new appointees upon the sale to Allied China Investments LLC.   This transaction closed on August 12, 2008.

On December 3, 2008, we entered into a stock purchase agreement with Belmont where we sold 19,040,000 shares of common stock of our wholly owned inactive subsidiary, YzApp Solutions, Inc., which was one hundred percent of the issued and outstanding common stock and voting control of the company.

Our fiscal year end is July 31.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

Use of Estimates - These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated the value of our shares issued for compensation and our net operating loss for tax purposes. Actual results could differ from those estimates.

Going Concern - The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We are currently in the process of implementing our new business plan, focusing on our acquisition strategy.  There can be no assurance that upon implementing our new business plan, we will be successful or that we will start producing sufficient revenues to maintain our operations. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Comparison of the Three Month Period Ended October 31, 2008 to the Three Month Period Ended October 31, 2007

Revenue
Revenues from the three-months ended October 31, 2007 were $0, as compared to $0 in the three-months ended October 31, 2008. We are operating as a shell company and therefore have no active operations from which we would generate revenue.

Operating Expenses
Operating expenses for the three-months ended October 31, 2007 were $9,683, as compared to $23,169 for the three-months ended October 31, 2008.

Comprehensive Loss
The comprehensive loss for the three months ended October 31, 2007 was $13,962, which included $10,267 in net loss and $3,695 in foreign currency translation loss.  The comprehensive loss for the three-months ended October 31, 2008 was $1,202.

Plan of Operation

We are pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth. We will primarily engage in identifying, investigating and, if investigation warrants, acquiring companies that will enhance our revenues and increase shareholder value. Our aqcquisition strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

Liquidity and Capital Resources

As of October 31, 2008 we had a working capital deficit of $118,822.  Our current liabilities of $118,981 includes $27,077 in current liabilities from discontinued operations associated with YzApp Solutions, Inc., and $75,979 in loans payable and advances payable.

We are considered a “shell” or “blank check” company, purchasers of our securities cannot currently rely on Rule 144 promulgated under the Securities Act with regard to the resale of their shares. Accordingly, any financing in the form of equity may be deeply discounted to compensate the investors for the added risk and inability to rely on Rule 144.

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

Authorization of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.  Controls and Procedures

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of October 31, 2008.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

The Company has identified a material weakness in its internal control over financial reporting.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  The identified material weakness consists of, as of the end of the period covered by this report, limited resources and limited number of employees, namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

Notwithstanding the material weakness in the Company’s internal control over financial reporting and the Company’s consequently ineffective disclosure controls and procedures discussed above, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with the U. S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.  Unregistered Sales of Equity Securities

          None

Item 3.  Defaults Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

          None

Item 6.   Exhibits

31.1	Certification of the Chief Executive and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 15, 2008	YZAPP INTERNATIONAL, INC

By: /s/ Eugene M. Weiss
Name: Eugene M. Weiss
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Eugene M. Weiss
Eugene M. Weiss
President, (Principal Executive Officer and Principal Accounting Officer), Director December 15, 2008