Form 10-K
period 2008-12-31
YZAPP INTERNATIONAL INC
filed 2009-03-31
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 000-52899

YZAPP INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0264950
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

7/F Jinhua Mansion
41 Hanguang Street
Nangang District, Harbin 150080
People’s Republic of China
(Address of principal executive office and zip code)

(86) 451-82287746
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $0.67 million. Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2009, there were 11,746,041 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

YZAPP INTERNATIONAL INC.

FORM 10-K
For the Fiscal Year Ended December 31, 2008

Use of Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•	“we,” “us,” “our company,” “our” and “YzApp” refer to the combined business of YzApp International Inc. and/or its consolidated subsidiaries, as the case may be;

•	“New Resources” refers to New Zealand WAYNE’s New Resources Development Co., Ltd., our direct, wholly-owned subsidiary, a BVI corporation;

•	“Heilongjiang Shuaiyi” refers to Heilongjiang Shuaiyi New Energy Development Co., Ltd. our indirect, wholly-owned subsidiary, a Chinese corporation;

•	“Daqing Shuaiyi” refers to Daqing Shuaiyi Biotech Co., Ltd., our indirect, wholly-owned subsidiary, a Chinese corporation;

•	“Harbin Shuaiyi” refers to Harbin Shuaiyi Green & Specialty Food Trading LLC, our indirect, wholly-owned subsidiary, a Chinese corporation;

•	“BVI” refers to the British Virgin Islands;

•	“China,” “Chinese” and “PRC,” refer to the People’s Republic of China;

•	“Renminbi” and “RMB” refer to the legal currency of China;

•	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;

•	“SEC” refers to the United States Securities and Exchange Commission;

•	“Securities Act” refers to the Securities Act of 1933, as amended; and

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended

Forward-Looking Statements

Statements contained in this annual report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this Report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

•	the recent credit crisis and turmoil in the global financial system;

•	our reliance on a single product;

•	an inability to grow and harvest sufficient Cordyceps Militaris to satisfy our production requirements; and

•	adverse changes in political and economic policies of the PRC government.

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this annual report are discussed in Item 1A. “Risk Factors.” Readers are urged to carefully review and consider the various disclosures made by us in this annual report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this annual report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

PART I

ITEM 1. BUSINESS

Overview

We are a holding company that operates through our indirectly owned subsidiary Heilongjiang Shuaiyi, a leading dry Chinese Caterpillar Fungus grower and producer in China. We specialize in developing, processing, marketing and distributing a variety of agricultural and nutraceutical products consisting of dry Chinese Caterpillar Fungus, organic and specialty food products and silage fodder. In addition, we plan to produce and market other products developed from Cordyceps Militaris within the coming months and years, including Cordycepin and Corn Series Beverage as indicated in more detail below.

Our primary product is dry Chinese Caterpillar Fungus, which is developed from Cordyceps Militaris. Cordyceps Militaris is a species of parasitic fungus that is typically found in north-eastern mountainous China. It is a precious ingredient in traditional Chinese medicine, as Cordyceps Militaris is widely believed in China to offer high medical and health benefits by nourishing the yin, boosting the yang, and invigorating the meridians of the lungs and kidneys. According to Georges Halpern’s Healing Mushrooms, certain research has shown that Cordyceps Militaris may boost our immune system, and can be used as a supplement for the purposes of combating certain effects of fatigue and aging, as well as reducing blood pressure, the occurrences of certain tumors, and combating arteriosclerosis and certain gastrointestinal disorders. In addition, Cordyceps Militaris has significantly high economic values. According to Halpern, wild Cordyceps Militaris can cost as much as $10,000 per kilogram. Due to the extremely sensitive growing conditions of Cordyceps Militaris, it is very difficult to grow the plant in a man-made environment. Through several years of laboratory tests, we developed the technology to commercially grow and produce Cordyceps Militaris in 2006. We generated approximately 68.46% of our revenues from dry Chinese Caterpillar Fungus in 2008. We believe that we own 19% of the world wide market share in the cultivated Chinese Caterpillar Fungus industry. We plan to continue to focus on dry Chinese Caterpillar Fungus, which is our fastest growing product line with the greatest market demand and a significantly high profit margin.

We also sell organic and specialty food products through our subsidiary, Harbin Shuaiyi, which was formed in 2001. After years of development, we believe that we have become the largest wholesale distributor of organic and specialty food in Heilongjiang Province, China.

History and Corporate Structure

We were originally incorporated in the State of Nevada on December 22, 2002. On October 15, 2003, we acquired all the outstanding common stock of YzApp Solutions Inc., a company under common control. We sold our ownership in YzApp Solutions Inc. on December 3, 2008. Following incorporation, we engaged in the business of developing software which allowed us to act as an application service provider acting as a conduit between retailers and financial institutions. Because this business was not successful, we were focused on the identification of suitable businesses with which to enter into a business opportunity or business combination until December 23, 2008, when we completed our reverse acquisition of New Resources. As a result of our reverse acquisition of New Resources, we are no longer a shell company and active business operations were revived.

Background and History of New Resources and Heilongjiang Shuaiyi

New Resources is a holding company, which was incorporated in the BVI under the BVI Business Company Act on March 13, 2008. New Resources was wholly-owned by New Zealand WAYNE's Investment Holdings Co., Ltd., or the Shareholder, a BVI company, before the Company acquired New Resources on December 23, 2008.

Heilongjiang Shuaiyi was established on July 11, 2006 under the laws of the PRC. Heilongjiang Shuaiyi has two wholly-owned subsidiaries, Daqing Shuaiyi and Harbin Shuaiyi. On July 28, 2008, pursuant to a restructuring plan intended to ensure compliance with regulatory requirements of the PPRC, the nine original shareholders of Heilongjiang Shuaiyi, or the Founders, including the Company’s chairperson and chief executive officer, Lianyun Han, entered into an equity transfer agreement, or the Equity Transfer Agreement with New Resources, pursuant to which the Founders transferred all of their equity interests in Heilongjiang Shuaiyi to New Resources for a purchase price of RMB 60 million (approximately $8.8 million). As a result, New Resources became the 100% owner of Heilongjiang Shuaiyi and, indirectly, Daqing Shuaiyi and Harbin Shuaiyi. On November 24, 2008, Heilongjiang Shuaiyi obtained the Certificate of Approval for Establishment of Enterprises of Foreign Investment issued by Heilongjiang Provincial Government and a new business license was issued to Heilongjiang Shuaiyi on December 1, 2008.

On September 12, 2008, the Shareholder entered into separate Earn-In Agreements with the Founders of Heilongjiang Shuaiyi, which entitle the Founders to acquire a majority interest in the Shareholder upon the satisfaction of the conditions set forth in the Earn-In Agreements. Pursuant to the Earn-In Agreements, each Founder has an option to purchase shares of the Shareholder’s ordinary shares at a purchase price of $0.01 per share (the par value of the Shareholder’s ordinary shares), provided that the aggregate price with respect to the shares eligible to be purchased relating to the satisfaction of condition (4) below is the sum of $0.01 per share, multiplied the number of such shares, plus $1,000, upon the satisfaction of each of the following conditions: (1) six months have expired since the date of the Share Exchange Agreement, provided that on or before that date, the Founder and Heilongjiang Shuaiyi have entered into a binding employment agreement and the Founder is employed by Heilongjiang Shuaiyi pursuant to that agreement on such date; (2) the SEC has declared a registration statement filed by the Company under the Securities Act effective, or investors who purchased common stock from the Company pursuant to a securities purchase agreement being able to sell their common stock under Rule 144; (3) Heilongjiang Shuaiyi and its subsidiaries have achieved not less than $1,560,000 in after-tax net income, as determined under United States generally accepted accounting principals, or US GAAP, for the six months ended June 2009; and (4) Heilongjiang Shuaiyi has achieved not less than $3,900,000 in pre-tax profits, as determined under US GAAP for the fiscal year ending 2009. Notwithstanding the foregoing, for purposes of determining whether or not the financial thresholds described above have been achieved, the purchase of the shares by the Founder or any other person designated by the Founder shall not be deemed to be an expense, charge, or other deduction from revenues of the Company even though US GAAP may require contrary treatment. On February 12, 2009, each Founder and the Shareholder entered into an amendment to the Earn-In Agreements, or the First Amendment, to amend the definition of the first condition. As a result, pursuant to the First Amendment, in order to satisfy the first condition for each Founder, only Ms. Lianyun Han needs to enter into a binding employment agreement with Heilongjiang Shuiayi within six months after the share exchange transaction dated December 23, 2008.

Each Founder may purchase 25% of the total number of shares that he or she is eligible to purchase under his or her Earn-In Agreement, as amended, upon the satisfaction of each condition described above. The aggregate number of shares eligible for purchase by all of the Founders under the Earn-In Agreements is 100,000. Therefore, upon purchase of the above shares by the Founders, the total number of outstanding shares of the Shareholder will be 100,001 and the Founders will be the controlling shareholders of the Shareholder.

Pursuant to the Earn-in Agreement, as amended, the Shareholder further agrees, among others, that throughout the exercise period of the Earn-in Agreement, without the prior written approval of the Founders:

(i) it will not increase the number of authorized shares of the Shareholder’s common stock, or any increased authorized shares will be deemed as part of the option shares that the Founders are entitled to acquire under the Earn-In Agreements;

(ii) keeps available the services of current officers and employees of the Shareholder and Heilongjiang Shuaiyi; and

(iii) New Resources and Heilongjiang Shuaiyi will not declare or pay any dividend or make any other distribution, nor do they repurchase, redeem or otherwise reacquire any equity of shares of capital stock or other securities.

The sole purpose of the Earn-In Agreements is to enable Founders to reacquire ultimate controlling legal ownership of Heilongjiang Shuaiyi in compliance with regulatory requirements of China.

On December 8, 2008, Heilongjiang Shuaiyi entered into separate loan agreement and promissory notes, or the Notes, with the Founders, pursuant to which Heilongjiang Shuaiyi borrowed an aggregate of RMB 60 million (approximately $8.8 million) from the Founders, which amount is exactly equal to the proceeds that they are entitled to receive for the transfer of their ownership of Heilongjiang Shuaiyi under the Equity Transfer Agreement. The Notes bear no interest and are payable in successive equal yearly payments beginning on the tenth anniversary of the Notes, December 8, 2018, and within the first month of each year thereafter. The final payment is due on January 1, 2028. On February 12, 2009, Heilongjiang Shuaiyi and the Founders amended the Notes, pursuant to which the Founders subordinate any right to receive any payment with respect to this loan to the payment or provision for payment in full of all claims of all present and future creditors of Heilongjiang Shuaiyi. During and after this restructuring plan, there has been no change to the composition of the board of directors of Heilongjiang Shuaiyi. Heilongjiang Shuaiyi’s board of directors, chaired by Ms. Han, has continued to comprise representatives of the Founders. Therefore, Heilongjiang Shuaiyi is still under the same operating and management control of the Founders. Through this subordinated loan, the Founders will not receive any cash amount, nor will there be any cash flow out of the combined entity during the whole period from the date of the Equity Transfer Agreement though the expiry of the Earn-in Agreements, at which time it is expected that the Founders will have reacquired the ultimate legal controlling ownership of Heilongjiang Shuaiyi.

The loan to Heilongjiang Shuaiyi by the Founders is an integral and inseparable part of the restructuring plan and has the sole purpose of achieving the restructuring in compliance with PRC regulations. Furthermore, by providing the subordinated loan to Heilongjiang Shuaiyi and obtaining the Shareholder’s agreement on not declaring any dividend throughout the exercise period of the Earn-in Agreements without the prior written approval of the Founders, the Founders continue to bear the residual risks and rewards relating to Heilongjiang Shuaiyi. As a result, this restructuring plan will be accounted for as a recapitalization of Heilongjiang Shuaiyi with no adjustment to the historical basis of the assets and liabilities of Heilongjiang Shuaiyi. New Resources’ financial statements for the subsequent period in which the restructuring occurred will report Heilongjiang Shuaiyi’s results of operation will be consolidated from the beginning of the first period presented in New Resources’ financial statements as if the restructuring had occurred as of the beginning of that period.

The following charts demonstrate the ownership information of the relevant entities before and after the consummation of the restructuring plan:

Before the Equity Transfer Agreement:

After the consummation of the restructuring plan

Acquisition of New Resources

On December 23, 2008, pursuant to a share exchange agreement, or Share Exchange Agreement, we completed a reverse acquisition transaction of New Resources whereby we issued to the Shareholder 689,390 shares of our Series A Preferred Stock, constituting approximately 94% of our issued and outstanding capital stock on a fully-diluted basis, in exchange for all of the issued and outstanding capital stock of New Resources. New Resources thereby became our wholly owned subsidiary and the Shareholder became our controlling stockholder.

Immediately following closing of the reverse acquisition of New Resources, the Shareholder transferred 176,529 of the 689,390 shares issued to it under the share exchange to 14 individuals and entities, pursuant to a securities allocation agreement that the Shareholder entered into with these people on December 23, 2008. Among them, ten individuals and entities received 91,088 shares from the Shareholder for providing consulting services to New Resources and its subsidiaries in assisting them to consummate the share exchange transaction contemplated by the Share Exchange Agreement prior to December 23, 2008. The remaining 85,441 shares were gifted from the Shareholder to four individuals and entities who did not provide services to New Resources or its subsidiaries.

Upon the closing of the reverse acquisition, Eugene M. Weiss, our sole director and officer, submitted a resignation letter pursuant to which he resigned from all offices that he held effective immediately and from his position as our director that became effective on January 12, 2009. Lianyun Han was appointed to our board of directors effective as of the closing of the reverse acquisition on December 23, 2008. In addition, our board of directors on December 23, 2008 increased the size of our board of directors to five (5) and appointed Nana Jiang, Chunming Zhang, John Jing Zhang and Xi Zhu to fill the vacancies created by such increase, which appointments became effective upon the effectiveness of the resignation of Mr. Weiss on January 12, 2009. In addition, our executive officers were replaced by the New Resources executive officers upon the closing of the reverse acquisition as indicated in more detail below.

For accounting purposes, the share exchange transaction was treated as a reverse acquisition with New Resources as the acquiror and the Company as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of our subsidiary Heilongjiang Shuaiyi because Heilongjiang Shuaiyi currently conducts all our business operations.

The following chart reflects our organizational structure as of the date of this report.

Our Industry

The nutraceutical industry is currently made up of many small- and medium-sized companies that manufacture and distribute products generally intended to, or marketed for the purpose of maintaining, and sometimes improving, health and general well being. According to China Enterprises Association, there are currently over 3,000 manufacturers of nutraceutical products in China, with an annual production value of over $6.25 billion. Of these manufacturers, large enterprises with registered capital of over $12.5 million only account for 1.45%; medium-sized enterprises with registered capital under $12.5 million, but over $6.25 million, make up 38%; and workshop-style enterprises with registered capital below $12,500 make up 12.5% of the total number of manufacturers.

Widespread economic development in China has not only increased the disposable income of Chinese consumers, it has also lead to an increase in consumer awareness of the risks of dietary imbalances and the importance of maintaining appropriate levels of vitamins and minerals in the human body. Along with a growing middle class, all of these facts have rapidly increased China’s 480 million urban consumers’ demand for nutraceutical products. According to China Personal Health & Supplemental Industry Survey 2005, the sales of nutraceutical products in China are expected to reach RMB 70 billion (approximately $8.75 billion) in 2009, with a compounded annual growth rate of 15.24%. We believe that the next era of nutrition will focus on naturally occurring properties provided from plants, fruits, and vegetables, which support good health.

Because of the rarity and high prices of the wild collected variety, attempts have long been made to cultivate Cordyceps Militaris. By the mid-1980s, the majority of Cordyceps Militaris available in the worldwide marketplace were artificially cultivated. Because of the development of modern biotechnology-based cultivation methods, the availability of this previously rare health supplement has greatly increased in the last 20 years. The demand for Cordyceps Militaris has also compounded exponentially, in this same time frame, partly because of the opening of China to trade with the West in the 1970s, exposing many more people around the world to the concepts and practices of traditional Chinese medicine. As Cordyceps Militaris has always been highly revered in traditional Chinese medicine, we believe that with increased exposure to traditional Chinese medicine, the demand for this plant has also increased. Such an increase has lead to overharvesting of the wild stocks and a subsequent shortage of wild collected varieties of Cordyceps Militaris. International markets for Cordyceps Militaris are mainly in the United States, Canada, Japan, Korea, Hong Kong and Southeast Asia. The European and Australian markets are also emerging. According to Market Survey of Cordyceps Militaris 2008, published by China Market Monitoring Center in 2008, the current international market demand for Cordyceps Militaris is about 1,000 tons a year, while the

Chinese domestic market demand is about 500 tons a year with an annual growth rate of over 13%. With about 50 Cordyceps Militaris manufacturers in China having an aggregate production capacity of only 250 tons a year, there is a big gap between supply and demand and therefore a great potential for our dry Chinese Caterpillar Fungus market.

Our Competitive Strengths

We believe that our success to date and potential for future growth can be attributed to a combination of our strengths, including the following:

•

High-end niche products. We sell organic and specialty food products and dry Chinese Caterpillar Fungus products that the followers of traditional Chinese medicine believe have high nutrient concentration, potential health benefits and high value. Our products are positioned in the high-end market as premium healthy food and are distinguished from the common nutraceutical products in the market.

•

Leading market position and significantly high margin. We believe we have established ourselves as a dominant player in China’s Chinese Caterpillar Fungus industry. We believe that we currently own approximately 19% of world market of Chinese Caterpillar Fungus. By successfully commercializing our Cordyceps Militaris planting technology, we believe that we have achieved economies of scale and accordingly significantly high margin that no other material competitor can match in the near future.

•

Leading-edge R&D team. Our research and development team has a strong and extensive technology background and has been an early participant in the Chinese Caterpillar Fungus market. Currently we have 21 technicians in our R&D department. The head of our research and development team, Mr. Lichen Wang, is a lead expert in the field of edible fungus in China. Mr. Wang graduated with a Bachelor’s degree in edible fungus and has served as the deputy director of several research institutes of edible fungus in Northeast China.

•

Experienced management team with a strong track record. Our management team has extensive operating experience and industry knowledge. Lianyuan Han, our founder and chief executive officer, has more than 10 years experience in operational management and business development. Xianfeng Han, our chief financial officer, has auditing, accounting and financial management experience in U.S. public companies. We believe that our management team’s experience and capabilities have contributed greatly to our significant growth in the past three years.

Our Growth Strategy

As a leading neutraceutical producer in China, we believe we are well positioned to capitalize on future industry growth in China. We are dedicated to providing healthy and high nutritional products to our consumers. We will implement the following strategic plans to take advantage of industry opportunities and our competitive strengths:

•

Focus on brand development. With intense price competition among many similar or identical products in the industry, we believe that building brand awareness is the primary means to generate and sustain profitable growth in the future. We believe that developing close cooperative relationships with research centers of well-known universities in China and globally is key to building brand equity. We also market our products through an integrated marketing program that includes advertising in relevant media outlets, attending trade shows such as Harbin International Fair for Trade and Economic Corporation and Beijing Agriculture Exposition and offering seminars and lectures to local communities regarding the products and their heath benefits.

•

Introducing new products. We constantly evaluate our products and seek to adapt to changing market conditions by updating our products to reflect new trends in consumer preferences. We endeavor to expand our market presence by introducing additional competitive neutraceutical products to our product offerings. Our new products under development include Cordycepin and Corn Series Beverage.

•

Increase production capacity. Our existing production lines of dry Chinese Caterpillar Fungus have been running at close to full capacity while the market demand for our existing products continues to increase. We plan to develop an additional 4.1 million square meters to grow Cordyceps Militaris with a designed annual production capacity of 65 tons by the end of 2010. We also own 75 buildings in our company compound and only 10 of them are currently used to plant Cordyceps Militaris. We plan to use more buildings to plant Cordyceps Militaris. We expect that our production capacity will reach 60 tons by the end of 2009 and 65 tons by the end of 2010.

•

Further expand our distribution network to increase the prevalence of our products nationwide. Our current sales depend heavily on the sales of our large-pack products to pharmaceutical companies. To support our rapid growth in sales, we plan to further expand our distribution network by selling our small-pack products through drug stores, supermarkets and franchise stores. We have one-year contracts with our major distributors which normally extend for one more year by the end of the contracts. We maintain constant communications with these distributors to keep us informed regarding consumer preferences and market trends in order to develop new products. We also organize monthly product promotion meetings with the distributors to increase the sales of small package products.

•

Technology innovation. We believe that the development of new technology is critical to our success. We will continuously improve the quality of our existing and future products through new technologies. We expect to maintain our long-term partnership with Chinese universities and research institutes in order to develop new technologies.

Our Products and Production Process

Dry Chinese Caterpillar Fungus

Our primary product is dry Chinese Caterpillar Fungus, which is developed from Cordyceps Militaris. Cordyceps Militaris is a species of parasitic fungus that is typically found in the north-eastern mountainous regions of China. As a precious ingredient in traditional Chinese medicine, Cordyceps Militaris is widely believed in China to offer high medical and health benefits by nourishing the yin, boosting the yang, and invigorating the meridians of the lungs and kidneys. Due to the extremely sensitive growing conditions of Cordyceps Militaris, it is very difficult to grow the plants in man-made environments. Through several years laboratory tests, we developed the technology to commercially grow and produce Cordyceps Militaris in 2006. Our production process primarily includes planting, purifying and packaging.

Our present production capacity of dry Chinese Caterpillar Fungus is approximately 45 tons annually. We generated 68.46% of our revenues from dry Chinese Caterpillar Fungus in 2008. We believe that we own approximately 19% worldwide market share in the entire cultivated Chinese Caterpillar Fungus industry. We plan to continue to focus on dry Chinese Caterpillar Fungus, which is our fastest growing product with the greatest market demand and a significantly high profit margin. To achieve this end, we plan to build a new plant with a designed annual production capacity of 65 tons by the end of 2010.

Organic and Specialty Food

Growth in domestic demand for organic products has been driven by rising incomes in China. Through our indirect subsidiary, Harbin Shuayi, we act as either a sales agent or a distributor to market and sell organic and specialty food products supplied by third-party producers. These products mainly include Northeast Peculiar Rice. Northeast Peculiar Rice is grown in accordance with organic product standards established by the Chinese Ministry of Agriculture. To qualify as “organic,” food must be produced in an environment which relies upon natural resources, without the use of conventional pesticides, artificial fertilizers, in an appropriate ecological environment, and must undergo a series of scientific and technological quality control processes. Our Northeast Peculiar Rice is rich in protein, fiber fats, amino acids and calcium, iron, zinc, Selenium and other elements and vitamins. After years of development, we have become the largest wholesale distributor of organic and specialty food in Heilongjiang Province, China.

Silage Fodder

Silage is a high-moisture fodder that is used for livestock feed. Using corn, fava beans and sunflowers as its ingredients, silage fodder is rich in organic acid, proteins, variety of vitamins and minerals. It is widely believed to enhance livestock’s digestive function and nutrition balance. Daqing Shuaiyi produces and sells this product.

Neither organic and specialty foods nor silage fodder are our principal products. Together they accounted for approximately 31.54% of our total revenue during the nine months ended September 30, 2008. Since the gross margin of dry Chinese Caterpillar Fungus is significantly higher than that of other products we currently sell, we believe we can generate more profits by focusing on our primary high-end Chinese Caterpillar Fungus products. Therefore, we do not plan to expand our business related to these two products.

New products under development

We plan to further diversify our Cordyceps Militaris based product mix to cater to different customer tastes and preferences. Currently, we have the following two products under development.

•

Cordycepin. Cordycepin is the major bioactive compound of Cordyceps Militaris. Cordycepin has been used as raw materials in various nutraceutical products, cosmetics and drugs worldwide. According to Georges Halpern’s Healing Mushrooms,Cordycepin is medicinally used to treat bacterial infections such as tuberculosis and leprosy as well as possibly inhibiting HIV replication. We expect to begin manufacturing and selling Cordycepin products by the end of 2010.

•

Corn Series Beverage. This convenient and delicious Chinese traditional healthcare cereal beverage has various nutritional ingredients of Cordyceps Militaris, including Cordycepin and polysaccharides. We expect to begin manufacturing and selling this product by the end of 2009.

Marketing and Sales

Currently, we have 115 experienced marketing personnel who are responsible for market research, promotion and advertisement. We strengthen our market presence by employing various types of marketing strategies. We participate in trade shows such as Harbin International Fair for Trade and Economic Cooperation and Beijing Agriculture Exposition and offer seminars and lectures to local communities regarding the health benefits of our products. These activities help to promote our reputation and name recognition in the industry.

Our sales depend heavily on the sales of our large-pack products to pharmaceutical companies. To support our rapid growth in sales, we plan to further expand our distribution network by selling our small-pack products through drug stores, supermarkets and franchise stores.

Raw Materials and Suppliers

Our raw materials primarily consist of carbamide, wheat, glucose, citric acid, bitter salt, peptone, and pupa powder. The price for such material fluctuates depending upon market conditions. However, since we have long-term suppliers and clients, the influence of material price fluctuation is not currently material to the Company.

We have established long-term relationships with our key suppliers. However, we do not have long term supply contracts and we do not exclusively rely on our key suppliers. We have adopted a dual supplier system for raw materials. Therefore, if our primary suppliers cannot supply us with our raw material for any reason, we are able to acquire raw material from another supplier. All of our suppliers must meet our quality standards and delivery requirements consistently in order to remain on our approved supplier list. If deliveries are delayed repeatedly, we terminate the partnership with such supplier.

The flexible sourcing arrangements are designed to ensure the stable supply of raw materials and promote healthy competition among our suppliers. We believe our supplier arrangements encourage our suppliers to provide high quality raw materials timely and efficiently.

Our Major Suppliers in 2008

The following table lists top suppliers of our raw materials in 2008:

Rank	Company Name	Unit (Kg)	Purchasing value in 2008 (in RMB/Yuan)	Location	Material

		13,865			Peptone
1	Harbin Zhenfengyuan Bio-technology	11,264			Pupa Powder
	Co., Ltd	11,720	3,116,448.66	Harbin	Vitamin-C

2	Nehe Laocai Grain Depot.	351,980	869,950.00	Nehe	Wheat

3	Zhaoyuan Xinan Rice Co., Ltd.	100,000	340,000.00	Zhaoyuan	Rice

		13,512			Glucose
4	Harbin Jiancheng Fine Chemical Plant	9,230			Citric acid,
		1,000	228,306.00	Harbin	Bitter salt

5	Zhaoyuan Xinzhan Yuanxiang Goods and
	Materials Co., Ltd.	80,000	224,000.00	Zhaoyuan	Corn

6	Daqing Qingzhong Seed Co., Ltd.	60,700	103,190.00	Daqing	Potato

Our Major Customers

The following table provides information on our major clients in fiscal year 2008.

MAJOR CLIENTS IN 2008

No.	Name	Description of Client	Sales (in Millions of US Dollars)	Percentage of Total Sales

1	Si Chuan Ai Da Biotech Co. Ltd.	Health Products Producer in	1.079	8.31%
		China

2	Hangzhou KangYuanTang Ganoderma	Health Products Producer in	1.052	8.09%
	Lucidum Co., Ltd	China

3	Zhejiang Yinlong Trading Company	Trading company in China	1.043	8.03%

4	Beijing Ruichenboji Technology	Trading company in China	0.935	7.2%
	Development Co., Ltd.

5	Disha Pharmaceutical Co., Ltd.	Pharmaceutical Products	0.913	7.02%
		Producer in China

6	Xi’an Yizhiliu Pharmaceutical Co., Ltd	Pharmaceutical Products	0.911	7.01%·
		Producer in China

7	Zhejiang Wanfeng Group	Pharmaceutical Products	0.728	5.6%
	Pharmaceutical Co., Ltd.	Producer in China

8	General Hospital of Shandong CAPF	Pharmaceutical Products	0.546	4.2%
		Producer in China

9	Beijing Green Grass Tang Biotech Co.,	Sales Agent of the Company	0.133	1.02%
	Ltd.

10	Shandong Linyi Hongyun Trading	Sales Agent of the Company	0.121	0.93%
	Company.

Our Competition

Most of our competitors for sales of dry Chinese Caterpillar Fungus products are small-sized local producers and generally have a much lower production capacity. Compared to these competitors, we believe we have a much higher production capacity and more advanced growing and production technology. Our major competitors in China include Heilongjiang Xinyisheng Pharmaceutical Co., Ltd., Liangshan County Ganoderma and Cordyceps Sci-Tech Development Co., Ltd., Jiangsu Xuzhou Kangyuan Cordyceps Biology Co., Ltd., Xuzhou Baofu Cordyceps Co., Ltd. and Jinzhou Cordyceps Militaris Co., Ltd.

Research and Development

Our research and development activities focus on developing new products and new technologies. We currently have 21 employees dedicated to research and development. Since 2003, we have also maintained a close cooperation relationship with China Institute of Science, one of the most prestigious academic institutions of scientific and technological research in China, to improve commercially growing Cordyceps Militaris.

As described below, on April 10, 2006, we spent RMB 30 million (approximately $4.4 million) in acquiring the technologies of Cordyceps Militaris cultivation from Mr. Runjiao Wang. In 2007 and 2008, our research and development expenses were insignificant.

Intellectual Property

We currently have the following patents pending approval:

Patent Name	Patent type	Patent No. / Application No.	Expiration Date	Status

Technology of Using Plastic Ware to Cultivate Cordyceps Militaris	Invention	200810064305.3	N/A	Pending

Planting Cordyceps militaris by the method of making liquid spawn.	Invention	200810064705.4	N/A	Pending

Formulation of Cordyceps Militaris and Green Bean Paste Beverage	Invention	200810064387.1	N/A	Pending

Formulation of Cordyceps Militaris and Corn Beverage	Invention	200810064389.0	N/A	Pending

Formulation of Cordyceps Militaris and Millet Beverage	Invention	200810064390.3	N/A	Pending

Formulation of Cordyceps Militaris and Red Bean Paste Beverage	Invention	200810064388.6	N/A	Pending

On April 10, 2006, Daqing Shuaiyi entered into an exclusive licensing agreement with Mr. Runjiao Wang, pursuant to which Mr. Wang agreed to grant Daqing Shuaiyi a exclusive right to use the cultivation technology of Cordyceps Militaries that Mr. Wang developed. According to this licensing agreement, Daqing Shuaiyi is allowed to use this technology exclusively in China for ten years beginning on April 10, 2006. In consideration of the rights granted to Daqing Shuaiyi under this licensing agreement, Daqing Shuaiyi agreed to pay Mr. Wang a license fee in an amount of RMB 30 million (approximately $4.4 million). In addition, Daqing Shuaiyi has the right of first refusal with respect to the cultivation technology when the licensing agreement expires.

We have applied for the trademark of “帅亿东方神” with the Trademark Office of the State Administration for Industry and Commerce of China. Under Chinese laws, we are allowed to use “帅亿东方神” for the sales and marketing of our products even if our trademark application is still pending. Once our application is approved, the trademark will have a term of ten years and may be continually renewed thereafter.

We rely on trade secret protection and confidentiality agreements to protect our proprietary information and knowhow. Our management and each of our research and development personnel have entered into a standard confidentiality agreement, which includes a clause acknowledging that all inventions, designs, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership rights that they may claim in those works. Despite our precautions, it may be possible for third parties to obtain and use, without our consent, intellectual property that we own or are licensed to use. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business. See “Risk factors—Risks Related to Our Business—Failure to adequately protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.”

Regulation

Because our operating subsidiaries are located in the PRC, we are regulated by the national and local laws of the PRC. Currently only the general rules of commerce in China are applicable to us.

We are also subject to the PRC’s foreign currency regulations. The PRC government has controlled Renminbi reserves primarily through direct regulation of the conversion of Renminbi into other foreign currencies. Although foreign currencies, which are required for “current account” transactions, can be bought freely at authorized PRC banks, the proper procedural requirements prescribed by PRC law must be met. At the same time, PRC companies are also required to sell their foreign exchange earnings to authorized PRC banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the PRC government.

Our Employees

As of December 31, 2008, we employed a total of 285 full-time employees. The following table sets forth the number of our employees by function as of December 31, 2008.

FUNCTION	NUMBER OF EMPLOYEES

Capital Department	5
Sales Department	115
Production Department	121
R&D Department	21
Financial Department	13
Administrative Office	10
TOTAL	285

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

We are required under PRC law to make contributions to the employee benefit plans at specified percentages of the after-tax profit. In addition, we are required by the PRC law to cover employees in China with various types of social insurance. We believe that we are in material compliance with the relevant PRC laws.

Seasonality

The production and sale of our primary product, dry Chinese Caterpillar Fungus, historically have not been subject to seasonal variations. The peak sales season of our silage fodder is between January and March.

Insurance

We do not have any business liability, interruption or litigation insurance coverage for our operations in China. Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Therefore, we are subject to business and product liability exposure. See “Risk Factors – We do not carry any business interruption insurance, third-party liability insurance for our production facilities or insurance that covers the risk of loss of our products in shipment.”

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below, together with all of the other information included in this report. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline. You should also refer to the other information about us contained in this report, including our financial statements and related notes.

RISKS RELATED TO OUR BUSINESS

The recent financial crisis could negatively affect our business, results of operations, and financial condition.

The recent credit crisis and turmoil in the global financial system may have an impact on our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, these economic conditions also impact levels of consumer spending, which have recently deteriorated significantly and may remain depressed for the foreseeable future. Consumer purchases of discretionary items, including our dry Chinese Caterpillar Fungus, generally decline during recessionary periods and other periods where disposable income is adversely affected. If demand for our products fluctuates as a result of economic conditions or otherwise, our revenue and gross margin could be harmed.

Our current business is significantly based on a single product, dry Chinese Caterpillar Fungus, which currently accounts for 68.46 percent of our revenues, and we may not be able to general significant revenue if this product fails.

Approximately 68.46% of our sales for the fiscal year ended December 31, 2008 comes from a single product, dry Chinese Caterpillar Fungus, and our business may suffer a material adverse impact if this product fails. If we experience difficulties or obstacles in the manufacture and sale of dry Chinese Caterpillar Fungus, we may not be able to generate significant revenues, our business may fail and you would lose all or part of your investment in our company.

We may not be able to grow and harvest sufficient Cordyceps Militaris to satisfy our production requirements and any decline in the amount or quality of Cordyceps Militaris could reduce our sales and negatively affect our results of operations, financial condition and business prospects.

Our Chinese Caterpillar Fungus business and financial results significantly depend on maintaining a consistent and cost-effective supply of Cordyceps Militaris. The availability, size and quality of Cordyceps Militaris for the production of our products are subject to risks inherent to growing, such as size, quality, and yield fluctuation caused by technical problems of growing, pest and disease problems, and other factors beyond our control. Because all Cordyceps Militaris used to produce our Chinese Caterpillar Fungus products are grown by us, we may not be able to locate in a timely manner any third party suppliers who could provide us with sufficient materials to meet our production needs when our self-supply faces significant fluctuations in the availability of Cordyceps Militaris. Therefore, any interruptions to or decline in the amount or quality of our Cordyceps Militaris supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

Our sales and reputation may be affected by product liability claims, litigation, product recalls, or adverse publicity in relation to our products.

The sale of products for human consumption involves an inherent risk of injury to consumers. We face risks associated with product liability claims, litigation, or product recalls, if our products cause injury, or become adulterated or misbranded. Our products are subject to product tampering, and to contamination risks, such as mold, bacteria, insects, and other pests, and off-flavor contamination during the various stages of the procurement, production, transportation and storage processes. If any of our products were to be tampered with, or become tainted in any of these respects and we were unable to detect this, our products could be subject to product liability claims or product recalls. We cannot predict what impact such product liability claims or resulting negative publicity would have on our business or on our brand image. The successful assertion of product liability claims against us could result in potentially significant monetary damages, diversion of management resources and require us to make significant payments and incur substantial legal expenses. We do not have product liability insurance and have not made provisions for potential product liability claims. Therefore, we may not have adequate resources to satisfy a judgment if a successful claim is brought against us. Even if a product liability claim is not successfully pursued to judgment by a claimant, we may still incur substantial legal expenses defending against such a claim. Finally, serious product quality concerns could result in governmental action against us, which, among other things, could result in the suspension of production or distribution of our products, loss of certain licenses, or other governmental penalties. A widespread product recall could result in significant loss due to the cost of conducting a product recall including destruction of inventory and the loss of sales resulting from the unavailability of the product for a period of time. In addition. product liability claims and product recalls could have a material adverse effect on the demand for our products and on our business goodwill and reputation. Adverse publicity could result in a loss of consumer confidence in our products.

We compete in an industry that is brand-conscious, and unless we are able to establish and maintain brand name recognition our sales may be negatively impacted.

Our business is substantially dependent upon awareness and market acceptance of our products and brand by our targeted consumers. In addition, our business depends on acceptance by our suppliers and consumers of our brand. Although we believe that we have made progress towards establishing market recognition for our brand “帅亿东方神” in the Chinese Caterpillar Fungus products industry, it is too early in the product life cycle of the brand to determine whether our products and brand will achieve and maintain satisfactory levels of acceptance by our customers.

We compete in an industry characterized by rapid changes in consumer preferences, so our inability to continue developing new products to satisfy our consumers’ changing preferences would have a material adverse effect on our sales volumes.

Our success depends on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and product preferences. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, achieve a favorable mix of products, and refine our approach as to how and where we market and sell our products. While we plan to devote considerable effort and resources to shape, analyze and respond to consumer preferences, consumer spending patterns and preferences cannot be predicted with certainty and can change rapidly. Our failure to adapt our product offering to respond to such changes may result in reduced demand and lower prices for our products, resulting in a material adverse effect on our sales volumes, sales and profits.

Our current market distribution and penetration is limited as compared with the potential market and so our initial views as to customer acceptance of a particular product can be erroneous, and there can be no assurance that true market acceptance will ultimately be achieved. In addition, customer preferences are also affected by factors other than taste. If we do not adjust to respond to these and other changes in customer preferences, our sales may be adversely affected.

Expansion of our business may put added pressure on our management and operational infrastructure impeding our ability to meet any potential increased demand for the products that we sell and possibly hurting our future operating results.

Our business plan is to significantly grow our operations to meet anticipated growth in demand for the products that we sell, and by the introduction of new product offerings. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. The evolution of our business also presents numerous risks and challenges, including:

•	our ability to successfully and rapidly expand sales to potential new distributors in response to potentially increasing demand;

•	the costs associated with such growth, which are difficult to quantify, but could be significant; and

•	rapid technological change.

To accommodate any such growth and compete effectively, we may need to obtain additional funding to improve information systems, procedures and controls and expand, train, motivate and manage our employees, and such funding may not be available in sufficient quantities, if at all. If we are not able to manage these activities and implement these strategies successfully to expand to meet any increased demand, our operating results could suffer.

Due to our rapid growth in recent years, our past results may not be indicative of our future performance and evaluating our business and prospects may be difficult.

Our business has grown and evolved rapidly in recent years. We may not be able to achieve similar growth in future periods, and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Moreover, our ability to achieve satisfactory production results at higher volumes is unproven. Therefore, you should not rely on our past results or our historical rate of growth as an indication of our future performance.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Lianyun Han, our chief executive officer and chairperson, airman and Xianfeng Han, our chief financial officer. If we lose any of these key employees and are unable to find a qualified replacement in a timely manner, our business will be negative impacted. In addition, if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete the institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the reclamation, technical, and marketing aspects of our business, any part of which could be harmed by turnover in the future.

Our inability to protect our trademarks, patent and trade secrets may prevent us from successfully marketing our products and competing effectively.

Failure to protect our intellectual property could harm our brands and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, patents, copyrights, know how and trade secrets, could result in the expenditure of significant financial and managerial resources. We produce, market and sell our products using the brand “帅亿东方神” We regard our intellectual property, particularly our trademark, know how and trade secrets to be of considerable value and importance to our business and our success. We rely on a combination of patent, trademark, trade secrecy laws, and contractual provisions to protect our intellectual property rights. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our patent, trademark, trade secrets or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly and we may lack the resources required to defend against such claims. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse affect on our ability to market or sell our brands, and profitably exploit our products.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to the operating effectiveness of the company’s internal controls. Since we just completed the acquisition of New Resources on December 23, 2008, we have not evaluated New Resources and its consolidated subsidiaries’ internal control systems in order to allow our management to report on our internal controls on a consolidated basis as required by these requirements of SOX 404. Under current law, we are subject to these requirements beginning with our annual report for the fiscal year ended December 31, 2007, although the auditor attestation is not required until our annual report for the fiscal year ending December 31, 2009, assuming our filing status remains as a smaller reporting company. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

We do not carry any business interruption insurance, third-party liability insurance for our production facilities or insurance that covers the risk of loss of our products in shipment.

Operation of our facilities involves many risks, including equipment failures, natural disasters, industrial accidents, power outages, labor disturbances and other business interruptions. Furthermore, if any of our products are faulty, then we may become subject to product liability claims or we may have to engage in a product recall. We do not carry any business interruption insurance, product recall or third-party liability insurance for our production facilities or with respect to our products to cover claims pertaining to personal injury or property or environmental damage arising from defects in our products, product recalls, accidents on our property or damage relating to our operations. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our company, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

We do not have any independent directors and may be unable to appoint any qualified independent directors.

We currently do not have any independent directors. We plan to appoint a number of independent directors which will constitute a majority of our board of directors before our common stock is listed on a national securities exchange or NASDAQ, but we may not be able to identify independent directors qualified to be on our board.

RISKS RELATED TO DOING BUSINESS IN CHINA

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We conduct substantially all of our operations and generate most of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

•	a higher level of government involvement;

•	a early stage of development of the market-oriented sector of the economy;

•	a rapid growth rate;

•	a higher level of control over foreign exchange; and

•	the allocation of resources.

As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall PRC economy, they may also have a negative effect on us.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling the payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in economic conditions or government policies in China could have a material adverse effect on the overall economic growth in China, which in turn could lead to a reduction in demand for our services and consequently have a material adverse effect on our business and prospects.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

If we are found to have failed to comply with applicable laws, we may incur additional expenditures or be subject to significant fines and penalties.

Our operations are subject to PRC laws and regulations applicable to us. However, many PRC laws and regulations are uncertain in their scope, and the implementation of such laws and regulations in different localities could have significant differences. In certain instances, local implementation rules and/or the actual implementation are not necessarily consistent with the regulations at the national level. Although we strive to comply with all the applicable PRC laws and regulations, we cannot assure you that the relevant PRC government authorities will not later determine that we have not been in compliance with certain laws or regulations. Our failure to comply with applicable PRC laws and regulations could subject us to administrative penalties and injunctive relief, as well as civil remedies, including fines, injunctions and recalls of our products. It is possible that changes to such laws or more rigorous enforcement of such laws or with respect to our current or past practices could have a material adverse effect on our business, operating results and financial condition.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

All our sales revenue and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by our PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or MOFCOM, or their respective local counterparts. These limitations could affect their ability to obtain foreign exchange through debt or equity financing.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Substantially all of our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Because the New EIT Law and its implementing rules are new, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that YzApp International Inc. is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2008 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

If the China Securities Regulatory Commission, or CSRC, or another PRC regulatory agency determines that CSRC approval is required in connection with the reverse acquisition of New Resources, the reverse acquisition may be unwound, or we may become subject to penalties.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006. The M&A Rule, among other things, requires that an offshore company controlled by PRC companies or individuals that have acquired a PRC domestic company for the purpose of listing the PRC domestic company’s equity interest on an overseas stock exchange must obtain the approval of the CSRC prior to the listing and trading of such offshore company’s securities on an overseas stock exchange. On September 21, 2006, the CSRC, pursuant to the M&A Rule, published on its official web site procedures specifying documents and materials required to be submitted to it by offshore companies seeking CSRC approval of their overseas listings.

We do not believe that the M&A Rule concerning the CSRC approval for acquisition of a PRC domestic company by an offshore company controlled by PRC companies or individuals applies to our reverse acquisition of New Resources because neither YzApp International Inc. nor New Resources is a “Special Purpose Vehicle” or an “offshore company controlled by PRC companies or individuals” as defined in the M&A Rule. If the CSRC or another PRC governmental agency subsequently determines that we must obtain CSRC approval prior to the completion of the reverse acquisition, the reverse acquisition may be unwound and we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China and limit our operating privileges in China, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares.

If we do not fulfill our obligation to pay the transfer price for the equity interest of Heilongjiang Shuaiyi, then we may be subject to fines and prohibitions imposed by relevant PRC authorities that could have a material adverse effect on our business.

On July 28, 2008, our subsidiary, New Resources entered into the Equity Transfer Agreement with the Founders of Heilongjiang Shuaiyi to acquire all of their equity interests in Heilongjiang Shuaiyi for RMB 60 million (approximately $8.8 million). On November 24, 2008, Heilongjiang Shuaiyi obtained the Certificate of Approval for Establishment of Enterprises of Foreign Investment issued by Heilongjiang Provincial Government and a new business license was issued to Heilongjiang Shuaiyi on December 1, 2008. According to the M&A Rule, the equity interest transfer price should be paid in full within three months commencing from the issuance of the new business license to Heilongjiang Shuaiyi. If the transfer price is not paid by this date, we may apply to the relevant PRC regulatory agency for an extension of up to one year from the date of the issuance of the license; provided, however, that 60% of the transfer price will be required to be paid within six months from such date. On March 10, 2009, we obtained the approval from the relevant PRC regulatory agency allowing us to make the payment by December 1, 2009. However, if we are unable to make the transfer payment in full by the December 1, 2009 deadline we may subject to fines or penalties imposed by the PRC regulatory agency. In addition, we may not be permitted to exercise any decision-making rights as a shareholder in Heilongjiang Shuaiyi or to consolidate Heilongjiang Shuaiyi’s financial results into our financial statements, both of which result would have a material adverse effect on our business.

The M&A Rule establishes more complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The M&A Rule establishes additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the PRC Ministry of Commerce be notified in advance of any change-of-control transaction and in some situations, require approval of the PRC Ministry of Commerce when a foreign investor takes control of a Chinese domestic enterprise. In the future, we may grow our business in part by acquiring complementary businesses, although we do not have any plans to do so at this time. The M&A Rule also requires PRC Ministry of Commerce anti-trust review of any change-of-control transactions involving certain types of foreign acquirers. Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the PRC Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

You may have difficulty enforcing judgments against us.

We are a Nevada holding company and most of our assets are located outside of the United States. Most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock is volatile, and this volatility may continue. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for specific business reasons. Factors such as variations in our revenues, earnings and cash flow, announcements of new investments, cooperation arrangements or acquisitions, and fluctuations in market prices for our products could cause the market price for our shares to change substantially.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Moreover, the trading market for our common stock will be influenced by research or reports that industry or securities analysts publish about us or our business. If one or more analysts who cover us downgrade our common stock, the market price for our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which, in turn, could cause the market price for our common stock or trading volume to decline.

Furthermore, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock”, we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or Nasdaq system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

Certain provisions of our Articles of Incorporation may make it more difficult for a third party to effect a change-of-control.

Our Articles of Incorporation authorizes our board of directors to issue up to 1,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders. These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

ITEM 2.	PROPERTIES

All land in China is owned by the State or collectives. Individuals and companies are permitted to acquire land use rights for general or specific purposes. In the case when land is used for industrial purposes, the land use rights are granted for a period of 50 years. The rights may be renewed at the expiration of the initial and any subsequent terms according to the relevant Chinese laws. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

Our primary production facility is located in Daqing, Heilongjiang province, which started production in 2006. The facility consists of nine factory buildings and is located on a 410,000 square meter tract where we have leased the land use rights for twenty years.

We currently own and operate one main production line and eight supplemental production lines of Chinese Caterpillar Fungus with an aggregate processing capacity of 45 tons annually. We also have one production line to produce our silage fodder products, which have an aggregate production capacity of 9,000 tons annually.

To meet the expected growth of our business and to broaden our product portfolio, we plan to add additional eight factory buildings to produce Cordyceps Militaris with a designed annual production capacity of 65 tons by the end of 2010.

Our subsidiary Harbin Shuaiyi entered into a premise lease agreement with a PRC individual, Liye Qian, on December 28, 2005, pursuant to which Harbin Shuaiyi leased the premise located at 2nd Floor, 2nd Building, No. 41 Xiangdian Street, Xiangfang District, Harbin with the construction area of 2,400 square meters. The lease term is from January 1, 2006 to December 31, 2010. Harbin Shuaiyi uses the facility as an exhibit center for our more than 800 green foods. We pay a monthly rent of RMB 13,000 (approximately $1,625) for using this facility.

On April 23, 2008, Harbin Shuaiyi entered into another premise lease agreement with Harbin Jinhua Keji Qiye Fuhuaqi Co., Ltd., pursuant to which Harbin Shuaiyi leased the premise located on Room 739, Floor 7th, No. 41 Hanguang Street, Nangang District for office use. The lease term is from May 10, 2008 to May 10, 2010. We pay a monthly rent of RMB 1,417 (approximately $208) for using this facility.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 31, 2007, our board of directors and New Zealand WAYNE’s Investment Holdings Co., Ltd., the holder of approximately 69.9% of our issued and outstanding capital stock at such time, approved by a written consent in lieu of a meeting an amendment and restatement of our Articles of Incorporation to, among other things, (i) change our name to “Shuaiyi International New Resources Development Inc.”, (ii) increase our total authorized stock from 50,000,000 to 190,000,000 shares of common stock, (iii) effect a 1-for-114.59 reverse split of our issued and outstanding common stock, and (iv) include certain provisions regarding our election not to be governed by certain provisions of the Nevada Revised Statutes restricting certain business combinations with interested stockholders and control share acquisitions.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

Our common stock is quoted under the symbol “YZPI.OB” on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc., but had not been traded in the Over-The-Counter market except on a limited and sporadic basis. The CUSIP number is 988743100 .

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)

	High	Low

Year Ended December 31, 2008
First Quarter	$0.12	$0.12
Second Quarter	$0.12	$0.12
Third Quarter	$0.12	$0.12
Fourth Quarter	$0.25	$0.12

Year Ended December 31, 2007
First Quarter	$0.12	$0.12
Second Quarter	$0.12	$0.12
Third Quarter	$0.12	$0.12
Fourth Quarter	$0.12	$0.12

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

On March 30, 2009, there were approximately 54 stockholders of record of our common stock.

Dividend Policy

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a holding company that operates through our indirectly owned subsidiary Heilongjiang Shuaiyi, a leading dry Chinese Caterpillar Fungus grower and producer in China. We specialize in developing, processing, marketing and distributing a variety of agricultural and nutraceutical products consisting of dry Chinese Caterpillar Fungus, organic and specialty food products and silage fodder. In addition, we plan to produce and market other products developed from Cordyceps Militaris within the coming months and years, including Cordycepin and Corn Series Beverage.

Our primary product is dry Chinese Caterpillar Fungus, which is developed from Cordyceps Militaris. We sell our products through an extensive nationwide sales and distribution network covering four provinces and eight cities in China. Our dry Chinese Caterpillar Fungus products are grown and processed by our indirect, wholly-owned subsidiary, Daqing Shuiayi, and are mainly sold to pharmaceutical companies for further processing into drugs and nutraceutical products. We generated approximately 68.46% of our revenues from sales of dry Chinese Caterpillar Fungus in 2008. We believe that we own approximately 19% worldwide market share in the entire cultivated Chinese Caterpillar Fungus industry. We plan to continue to focus on dry Chinese Caterpillar Fungus, which is our fastest growing product line with the greatest market demand and a significantly high profit margin.

We also sell organic and specialty food products through our subsidiary, Harbin Shuaiyi, which was formed in 2001. After years of development, we believe that we have become the largest wholesale distributor of organic and specialty food in Heilongjiang Province, China.

Our sales revenue grew by 41.3% in the fiscal year ended December 31, 2008 to approximately $12.98 million, from approximately $9.19 million for 2007. Our gross margin for 2008 was 64.6%.

Because our recent operations have been limited to the operations of Heilongjiang Shuaiyi and its subsidiaries, the discussion below of our performance is based upon the audited financial statements of Heilongjiang Shuaiyi for the fiscal years ended December 31, 2008 and 2007 included in this report.

Industry Wide Factors that are Relevant to Our Business

We expect several key demographic, healthcare, and lifestyle trends to drive the growth of our business in the coming future:

•

Increased Focus on Healthy Living: Our management believes that as China becomes more affluent, its citizens are becoming more health conscious. They are leading more active lifestyles and becoming increasingly focused on healthy living, nutrition, and supplementation. According to the Nutrition Business Journal, a higher percentage of today’s global population is involved to some degree in health and wellness than a few years ago. We believe that growth in the health supplements industry will continue to be driven by consumers who increasingly embrace health and wellness as a critical part of their lifestyles.

•

Aging Population: The average age of the Chinese population is increasing. According to World Population Prospects: The 2004 Revision (2005), the percentage of elderly persons in China is projected to triple between 2006 and 2050, from 8 percent to 24 percent, a total of 322 million people. We believe that these consumers are significantly more likely to use health supplements than younger persons and have higher levels of disposable income to pursue healthy lifestyles.

•

Rising Healthcare Costs and Use of Preventive Measures: Healthcare related costs have increased substantially in China. A survey released by China’s Ministry of Health found that the percentage of out-of-pocket health expenditures in China has increased from 35.7% in 1990 to 55.5% in 2003. To reduce medical costs and avoid the complexities of dealing with the healthcare system, and given increasing incidence of medical problems and concern over the use and effects of prescription drugs, many consumers take preventive measures, including alternative medicines and nutritional supplements.

Taxation

United States

YzApp International Inc. is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as YzApp International Inc. had no income taxable in the United States.

British Virgin Islands

New Resources was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes.

PRC

A company registered in China is subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in its PRC statutory financial statements in accordance with relevant income tax laws. Under the Provisional Taxation Regulation of the People’s Republic of China effective before January 1, 2008, income tax was generally payable by enterprises at a rate of 33% of their taxable income. Newly established high-technology enterprises, such as our subsidiary Daqing Shuaiyi, are entitled to a two-year 50% tax reduction. The tax holiday of Daqing Shuaiyi commenced in January 1, 2006 and expired on December 31, 2007. Harbin Shuaiyi was subject to a tax rate of 33% in 2007 and is subject to a tax rate of 25% in 2008.

In 2007, China passed the New EIT Law and its implementing rules, both of which became effective on January 1, 2008. The New EIT Law significantly curtails tax incentives granted to foreign-invested enterprises under the previous law. The New EIT Law, however, (i) reduces the statutory rate of enterprise income tax from 33% to 25%, (ii) permits companies to continue to enjoy their existing tax incentives, adjusted by certain transitional phase-out rules, and (iii) introduces new tax incentives, subject to various qualification criteria.

Substantially all of YzApp International Inc.’s income may be derived from dividends it receives from its PRC subsidiaries. The New EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes. We expect that such 10% withholding tax will apply to dividends paid to YzApp International Inc. by its PRC subsidiaries, but this treatment will depend on our status as a non-resident enterprise. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors — Risks Associated with Doing Business in China — Under the New EIT Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

Results of Operations

Fiscal Year ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007

The following table summarizes the results of our operations during the fiscal years ended December 31, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the fiscal year ended December 31, 2007 to the fiscal year ended December 31, 2008.

(All amounts, other than percentage, in thousands of US dollars)

	Year Ended December 31, 2008		Year Ended December 31, 2007

	In Thousands	As a percentage of revenues	In Thousands	As a percentage of revenues

Revenues	12,989	100%	9,195	100%
Cost of goods sold	(4,605)	35.5%	(3,512)	(38.2%)

Gross Profit	8,384	64.5%	5,683	61.8%

Selling expenses	(196)	1.5%	(72)	(0.8%)
General and administrative expenses	(1,416)	10.9%	(436)	(4.7%)
Loss on disposal of fixed assets	(31)	0.24%

Income from operations	6,741	51.9%	5,175	56.3%

Other income and (expenses)
Interest income	30	0.23%	53	0.58%
Other income	11	0.09%	52	0.6%
Interest expenses			(23)	(0.2%)
Exchange loss	(20)	0.16%
Merger costs	(2,068)	15.9%	—

Income before income tax	4,694	36.1%	5,257	57.2%

Provision for income tax	(975)	7.5%	(85)	(0.9%)

Net income	3,719	28.6%	5,172	56.3%

Revenues. Revenues increased approximately $3.8 million, or 41.3%, to approximately $13.0 million in fiscal year 2008 from approximately $9.2 million for 2007. This increase was mainly attributable to the increase of our sales and output volume of our product, dry Chinese Caterpillar Fungus. At the same time, the Company introduced its small package Chinese Caterpillar Fungus which has a higher unit selling price in the second half of 2008.

Cost of Goods Sold. Our cost of goods sold increased approximately $1.1million, or 31.4%, to approximately $4.6 million in 2008 from approximately $3.5 million in 2007. This increase was mainly due to the increase of our sales. As a percentage of revenues, the cost of goods sold decreased to 35.5% in 2008 from 38.2 % in 2007. Such increase of gross margin was mainly attributable to the increase of sales volume of small package products with higher unit selling prices. Because the gross margin of small package products is higher than big package products, the percentage of cost of sales to total sales revenue decreased in 2008.

Gross Profit. Our gross profit increased approximately $2.7 million, or 47.4%, to approximately $8.4 million in 2008 from approximately $5.7 million in 2007. Gross profit as a percentage of revenues was 64.5% in 2008, an increase of 2.8% from 61.8% in 2007. Such percentage increase was mainly due to the fact that we increased the sales of our small package Chinese Caterpillar Fungus products with higher unit selling prices.

Selling Expenses. Selling expenses increased approximately $0.12 million, or171%, to $0.19 million in 2008 from $0.07 million in 2007. As a percentage of revenues, selling expenses increased to 1.5% in 2008 from 0.8% in 2007. The dollar increase of selling expenses was mainly attributable to the increase of salaries and travelling expense of our sales representatives and more marketing activities to promote our products.

General and Administrative Expenses. General and administrative expenses increased approximately $1 million, or 250%, to approximately $1.4 million in 2008 from approximately $0.4 million in 2007. As a percentage of revenues, general and administrative expenses increased to 10.9% in 2008 from 4.7% in 2007. We increased our general and administrative expenses as we incurred more professional fees during the going public process in 2008.

Merger Cost. We incurred expenses related to our merger during 2008 of approximately $2.07 million. In accordance with the requirements of and guidance in Staff Accounting Bulletin No. 107 and SFAS 123(R), we charged $1,693,326 to merger costs based on the grant-date fair value of the 91,088 shares of Series A Preferred Stock transferred by our majority shareholder to our consultants in the merger. On December 23, 2008, the Company also entered into a subscription agreement with Tan Zhen Investment Limited, pursuant to which the Company issued and sold to such investor 20,168 shares of our Series A Preferred Stock for $375,000, or $18.59 per share, which was expended on payment of merger costs.

Income Before Income Tax. Income before income tax decreased approximately $0.6 million, or 11.3%, to approximately $4.7 million in 2008 from approximately $5.3 million in 2007. As a percentage of revenues, income before income tax decreased to 36.1% in 2008 from 57.2% in 2007. The decrease of income before income tax is mainly attributable to the increase of the general and administrative expenses, including legal and audit fees during the going public process. In addition, under US GAAP, the amount of preferred stock that was issued to certain service providers as compensation for the restructuring and related counseling was recorded in the profit and loss adjustment.

Income Tax. Income tax increased approximately $0.91 million to approximately $1 million in 2008 from approximately $0.09 million in 2007. We paid more tax in 2008 because of one of our subsidiaries, Daqing Shuaiyi, was subject to a 12.5% income tax rate in 2008, while in 2007 it was fully exempt from 33% income tax rate.

Net Income. Net income decreased approximately $1.5 million, or 28.9%, to $3.7 million in 2008 from approximately $5.2 million in 2007, as a result of the factors described above.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of approximately $9.19 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
 (All amounts in thousands of U.S. dollars)

	Fiscal Years Ended December 31,

	2008	2007

Net cash paid by operating activities	$6,467	$4,503
Net cash (used in) investing activities	744	(9,327)
Net cash provided by (used in) financing activities	(438)	(1,015)
Net cash inflow	7,050	(5,170)

Operating Activities:

Net cash provided by operating activities was approximately $6.5 million in fiscal year ended December 31, 2008, which is an increase of approximately $2.0 million from approximately $4.5 million net cash provided by operating activities in fiscal year ended December 31, 2007. Such increase of net cash provided by operating activities was primarily attributable to the fact that our depreciation, amortization and adjustment of merger cost were not reflected in the cash outflow.

Investing Activities:

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment.

Net cash provided by investing activities was approximately $0.74 million in fiscal year 2008, an increase of approximately $10.06 million from approximately $9.32 million net cash used in investing activities in fiscal year 2007. Such increase of net cash provided by investing activities was primarily attributable to the sales of our idle fixed assets in an amount of $1,151,411.

Financing Activities

Net cash used in financing activities for the fiscal year ended December 31, 2008 was approximately $0.44 million as compared to approximately $1.02 million used in financing activities in fiscal year 2007. The decrease of the net cash used in financing activities was mainly attributable to the proceeds of $427,449 we received from the issuance of preferred stock to certain investors on December 23, 2008.

We believe that our cash on hand and cash flow from operations will meet our expected capital expenditure and working capital for the next 12 months. However, we may in the future require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Critical Accounting Policies

Our consolidated financial statements were prepared in accordance with generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different from estimated. Management has identified certain critical accounting policies, described below, that require significant judgment to be exercised by management.

Revenue recognition

Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.

Sales revenue is recognized net of sales discounts and returns at the time when the merchandise is sold to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not made allowance for estimated sales returns. Sales revenue is presented net of value added and sales related taxes in accordance with the guidance in EITF 06-3.

Share-Based Payments

We account for stock based compensation under accounting guidance provided by the FASB issued under SFAS No. 123R "Share-Based Payment" ("SFAS No. 123R") and EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18") which require that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

Immediately following closing of the Share Exchange, our majority shareholder transferred 91,088 shares out of the 689,390 shares of Series A Preferred Stock issued to it under the Share Exchange Agreement to ten individuals and entities for consulting services provided by them to New Resources and its subsidiaries in assisting them to consummate the share exchange transaction contemplated by the Share Exchange Agreement prior to December 23, 2008.

In accordance with the requirements of and guidance in Staff Accounting Bulletin No. 107 and SFAS 123R, we charged $1,693,326 to merger costs based on the grant-date fair value of the 91,088 shares of Series A Preferred Stock transferred by our majority shareholder to the consultants. As the Company’s shares were scarcely traded, we has determined that the price of $18.59 at which 20,168 shares of the Company’s Series A Preferred Stock were issued to un unrelated, independent investor, appropriately represented a fair value of the Company’s Series A Preferred Stock, because the investor was an independent third party before the transaction and the terms for the issuance of those shares to the investor were based on arm’s length negotiation. Accordingly, this is a current cash transaction between unrelated willing parties that provides the best evidence for the fair value of the Company’s shares in accordance with AICPA Practice Aid, "Valuation of Privately-Held-Company Equity Securities Issued as Compensation".

Income Taxes

We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.

We consider current tax laws and its interpretation of them when making judgments, assumptions and estimates relative to current provision for income tax. We also assesses a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more likely than-not that some portion, or all, of the deferred tax assets will not be realized. Such evidence includes our estimates of future taxable income and tax planning strategies. Changes in relevant tax laws, and our judgments, assumptions and estimates relative to current provision for income tax could have resulted in material differences in the amount of income taxes provided in our consolidated financial statements.

Effective October 1, 2007, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," or FIN 48, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined in that statement. FIN 48 requires that we recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained upon audit by the tax authority, based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that is more likely than not of being realized upon ultimate settlement. The final outcome of the tax uncertainty is dependent upon various matters including tax examinations, interpretation of tax laws or expiration of statutes of limitation. The adoption of FIN 48 had no material effect on the Company’s financial statements.

Impairment of long-lived assets

We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups.

Accounts receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. We review the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management will write down the inventories to market value if it is below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required.

Foreign currency translation

We use the United States dollars ("US Dollar" or "US$" or "$") for financial reporting purposes. We maintain books and records in our functional currency, Chinese Renminbi ("RMB"), being the primary currency of the economic environment in which its operations are conducted. In general, we translate our assets and liabilities into US Dollar using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of our financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into US Dollar for the purposes of preparing the consolidated financial statements were as follows:-

	December 31, 2008	December 31, 2007
Balance sheet items, except for capital accounts and retained earnings, as of year end	US$1=RMB6.8346	US$1=RMB7.3046
Amounts included in the statements of income and statements of cash flows for the year	US$1=RMB6.9480	US$1=RMB7.6071

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.

Commitment and contingencies

On July 28, 2008, our subsidiary, New Resources entered into an equity transfer agreement with the Shuaiyi Founders to acquire all of their equity interests in Heilongjiang Shuaiyi for RMB60,000,000 (approximately $8.8 million). A new business license was issued to Heilongjiang Shuaiyi on December 1, 2008. According to PRC merger and acquisition rules, the equity interest transfer price should be paid in full within three months commencing from the issuance of the new business license to Heilongjiang Shuaiyi. If the transfer price is not paid by this date, we may apply to the relevant PRC business bureau for an extension of up to one year from the date of the issuance of the license; provided, however, that 60% of the transfer price will be required to be paid within six months from such date. However, if we are unable to make the payment for the transfer price by the March 1, 2009 or extended deadline and the relevant PRC business bureau does not grant us additional time to make the payment, we may be subject to fines or penalties imposed by the PRC business bureau. In addition, we may not be permitted to exercise any decision-making rights as a shareholder in Heilongjiang Shuaiyi or to consolidate Heilongjiang Shuaiyi's financial results into the Company’s financial statements.

On March 10, 2009, New Resources obtained the approval from the relevant PRC business bureau for the extension of time allowed for the payment of the transfer price to one year until December 1, 2009. We have engaged financial advisors with a view to raising additional capital for the Company. We believe that it will be able to make the payment for the transfer price within the time allowed by the relevant PRC business bureau and therefore has not accrued any amount related to this contingency. However, there can be no assurance that we will be successful in raising sufficient capital for the purpose of the payment of the transfer price to the Shuaiyi Founders.

Effects of Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Recent Accounting Pronouncements

In December, 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS No. 141(R) and SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, fiscal 2009 for the Company). Management does not expect that the adoption of SFAS 141(R) and 160 will have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS No. 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, fiscal 2009 for the Company). Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (that is, fiscal 2009 for the Company). Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”. This Statement interprets Statement 60, “Accounting and Reporting by Insurance Enterprises” and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of this Statement. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 (that is, fiscal 2009 for the Company), and all interim periods within those fiscal years. Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008 and has no effect on the Company’s financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company adopted the provisions of FSP 157-3, which did not impact the Company’s financial position or results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 did not have any impact on the Company’s financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1, which is effective for annual reporting periods ending after December 15, 2008, will not have a material impact on the Company’s consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of December 31, 2008 and 2007 begins on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Dismissal of Manning Elliott LLP

On December 8, 2008, the Company notified Manning Elliott LLP, or Manning Elliott, that it was being dismissed as the Company’s independent registered public accounting firm. The decision to dismiss Manning Elliott as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on December 4, 2008.

Except as noted in the paragraph immediately below, the report of Manning Elliott on the Company’s financial statements for the two year period ended July 31, 2008 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The report of Manning Elliott on the Company’s financial statements as of and for the two year period ended July 31, 2008 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company has suffered recurring losses from continuing operations and would have to obtain additional capital to sustain operations.

During the period from July 31, 2006 through the date of dismissal, the Company did not have any disagreements with Manning Elliott on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Manning Elliott’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such years.

During the two year period ended July 31, 2008, Manning Elliott did not advise the Company that any of the events listed in Item 304 (a)(1)(Iv)(B) had occurred or should occur.

The Company provided Manning Elliott with a copy of the above disclosures and requested Manning Elliott to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not Manning Elliott agreed with the statements made above and, if not, stating in which respects Manning Elliott did not agree. A copy of the requested letter is filed as Exhibit 16.1 to the Company’s amended current report on Form 8-K/A filed on December 17, 2008.

Appointment of RBSM LLP

On December 4, 2008, the Company engaged RBSM LLP, or RBSM, as its independent registered public accounting firm. The decision to engage RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on December 4, 2008.

During the two year period ended July 31, 2008, and through the date of its appointment, the Company did not consult with RBSM regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements or (ii) any matter that was either the subject of a disagreement or event identified in response to (a)(1)(iv) of Item 304 of Regulation S-K.

Dismissal of RBSM LLP and GC Alliance Limited and Appointment of Yu and Associates CPA Corporation

(a) Dismissal of Previous Independent Registered Public Accounting Firms.

Prior to the Share Exchange Transaction with New Resources, YzApp International Inc.’s independent registered public accounting firm was RBSM, while New Resources’ independent registered public accounting firm was GC Alliance Limited, or GC Alliance. On December 23, 2008, concurrent with the Share Exchange Transaction, YzApp International Inc.’s board of directors approved the dismissal of RBSM as its independent auditor, effective immediately. On the same day, New Resources’ board of directors approved the dismissal of GC Alliance, as its independent auditor, effective immediately.

YzApp International Inc. engaged RBSM on December 4, 2008 and RBSM has not issued any auditor report on YzApp International Inc.’s annual financial statements for the past two years. During YzApp International Inc.’s two most recent fiscal years (ended July 31, 2008 and 2007) and through RBSM’s dismissal on December 23, 2008, there were (1) no disagreements with RBSM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of RBSM, would have caused RBSM to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

(b) Engagement of New Independent Registered Public Accounting Firm

As previously reported on our Current Report on Form 8-K, dated December 23, 2008, concurrent with the decision to dismiss RBSM as YzApp International Inc.’s independent auditor and GC Alliance as New Resources’ independent auditor, our board of directors appointed Yu and Associates CPA Corporation, or Yu and Associates, as the Company’s independent auditor on December 23, 2008.

During the fiscal years ended December 31, 2007 and 2006 and through December 23, 2008, neither us nor anyone acting on our behalf consulted Yu and Associates with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us or oral advice was provided that Yu and Associates concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

On March 9, 2009, Yu and Associates changed its name to AGCA, Inc. and accordingly issued its report under the new name.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lianyun Han and Mr. Xianfeng Han, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Lianyun Han and Mr. Xianfeng Han concluded that as of December 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

(b) Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management was unable to assess the effectiveness of our internal control over financial reporting as of December 31, 2008 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework, because our acquisition of New Resources was completed on December 23, 2008. It was not possible for management to conduct an assessment of New Resoureces’ internal control over financial reporting in the period between the date the combination was completed and the date when management’s assessment was to have been conducted. As a result, management could not determine whether, as of December 31, 2008, our internal control over financial reporting was effective based on the COSO criteria.

Management intends to conduct our assessment of the effectiveness of our internal control over financial reporting in the coming months.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position

Lianyun Han	52	Chairperson, CEO and President
Xianfeng Han	28	Chief Financial Officer and Treasurer
Nana Jiang	31	Director
Chunming Zhang	39	Director
John Jing Zhang	37	Director
Xi Zhu	26	Director

Lianyun Han. Dr. Han has extensive experience in operational management and business development. Dr. Han is the founder of our company and has been our Chief Executive Officer, President and the chairperson of our board of directors since the completion of the reverse acquisition of New Resources on December 23, 2008. Dr. Han has been the chairman and chief executive officer of our subsidiary Heilongjiang Shuaiyi since its formation in 2006. From 1998 to 2006, Dr. Han was the president of Heilongjiang Shuaiyi Technology Development Co., Ltd., a company that is engaged in the business of developing, manufacturing, marketing and selling high-tech agricultural products. Dr. Han holds a Doctor’s degree in Business Administration from The University of Southern California.

Xianfeng Han. Mr. Han has extensive experience in accounting and auditing. Mr. Han has been our Chief Financial Officer since the completion of the reverse acquisition of New Resources on December 23, 2008. Mr. Han joined Heilongjiang Shuaiyi as Chief Financial Officer in 2007. From 2005 to 2007, Mr. Han was the managing accountant of two U.S. public companies, China Kangtai Cactus Bio-tech, Inc. (CKGT. OB) and American Oriental Bioengineering, Inc. (AOB). Mr. Han holds a Bachelor’s degree in accounting from Harbin Business University and is familiar with U.S. GAPP and Chinese accounting practice.

Chunming Zhang. Mr. Zhang has decades of working experience in production management. Mr. Zhang became our director on January 12, 2009. Mr. Zhang joined Heilongjiang Shuaiyi in 2006 as the production manager. From 1998 to 2006, Mr. Zhang was the vice president of Heilongjiang Shuangyasha Boiler Factory. Mr. Zhang holds a Bachelor’s degree in economics from Northeast Agricultural University.

Nana Jiang. Ms. Jiang became our director on January 12, 2009. Ms. Jiang joined Heilongjiang Shuaiyi in 2006 as the managing accountant. From 1998 to 2006, Ms. Jiang was the managing accountant of Heilongjiang Shuaiyi Technology Development Co., Ltd., a company that is engaged in the business of developing, manufacturing, marketing and selling high-tech agricultural products. Ms. Jiang holds a Bachelor’s degree in English from Harbin Normal University.

John Jing Zhang. Mr. Zhang became our director on January 12, 2009. Mr. Zhang currently serves as the chief executive officer of JC Global Capital Partners, LLC, a financial consulting firm located in Shanghai, China that specializes in cross-border capital market transactions. Prior to funding JC Global Capital Partners, LLC in September 2006, from September 2003 to August 2006, Mr. Zhang was the Managing Director of FirsTrust Group, a US merchant bank headquartered in Atlanta, GA, where he was responsible for its entire China operation. Prior to joining FirsTrust Group, Mr. Zhang held senior positions in two U.S. corporations, ASI Computer Technology, Inc. and CTX International, Inc., a company that engages in the business of manufacturing and selling LCD Flat Panel Displays. Mr. Zhang is also an independent director of China Kangtai Catcus Bio-tech, Inc. Mr. Zhang holds an MBA from Emory University.

Xi Zhu. Mr. Zhu became our director on January 12, 2009. Mr. Zhu has years of experience in auditing and financial consulting. Currently he is a Senior Financial Advisor for JINDU Investment, a financial consulting firm that specializes in PIPE deals. Prior to JINDU Investment, Mr. Zhu was an auditor of in the International Business Department at BDO Qingdao Branch. BDO is a world wide network of public accounting firms, serving international clients. Mr. Zhu was an Auditor Assistant of Foreign Investment Service in Shan Dong De Sheng Accounting Firm from 2005 to 2006. Mr. Zhu holds a Bachelor’s degree in Administrative Management from Qingdao University.

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Board Composition and Committees

The board of directors is currently composed of five members, Ms. Lianyun Han, Ms. Nana Jiang, Mr. Chunming Zhang, Mr. John Jing Zhang and Mr. Xi Zhu. All Board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present. We intend to increase the size of our board of directors in the future but have not determined the approximate time to take such action.

We currently do not have standing audit, nominating or compensation committees. Our board of directors handles the functions that would otherwise be handled by each of the committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our compensation and benefit policies, including compensation of executive officers.

Our board of directors has not made a determination as to whether any member of our board is an audit committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

Family Relationships

There is no family relationship among any of our officers or directors.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in 2008 fiscal year, except that a late Form 3 report filed by our former President and Director, Eugene M. Weiss on September 25, 2008 to report his position as director and executive officer of the Company and his beneficial ownership of 18,022 shares of the Company’s common stock.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to Chief Executive Officer, President, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller and persons performing similar functions. The code of ethics addresses, among other things, ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the code of ethics has been filed as Exhibit 14.1 to our Annual Report on Form 10-KSB filed on November 20, 2007. We are in the process of building up the Company website. Once our website is available, we will make the code of ethics available on the website. Thereafter, any amendments or waivers to the code of ethics will be posted on our website within four business days of such amendment or waiver. Until such time, however, any amendments or waivers to our code of ethics will be filed with the SEC in a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table – 2007 and 2008

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Lianyun Han,	2008	12,000	3,000	15,000
CEO and President (1)	2007	12,000	3,000	15,000

Eugene M. Weiss,	2008	—	—	—
former President and Director(2)	2007	—	—	—

Joseph Meuse,	2008	—	—	—
former President and Director (3)	2007	—	—	—

Brian Jaggard,	2008	—	—	—
former CEO, President, CFO and Director (4)	2007	—	—	—

(1)

On December 23, 2008, we acquired New Resources in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Dr. Lianyun Han became our Chief Executive Officer, President and director. Prior to the effective date of the reverse acquisition, Dr. Han served at New Resources’ wholly owned subsidiary Heilongjiang Shuaiyi as its chairperson and chief executive officer. The annual, long term and other compensation shown in this table include the amount Dr. Han received from Heilongjiang Shuaiyi prior to the consummation of the reverse acquisition.

(2)	Eugene M. Weiss resigned from all offices he held with us upon the closing of the reverse acquisition of New Resources on December 23, 2008. Mr. Weiss was our director until January 12, 2009.

(3)	Joseph Meuse resigned from his position as our President on August 8, 2008 and appointed Eugene Weiss as our sole officer and director.

(4)	Brian Jaggard resigned from his position as our President on August 1, 2008 and appointed Joseph Meuse as our sole officer and director.

Employment Agreements

Our indirect subsidiary Heilongjiang Shuaiyi has employment agreements with the following two executive officers:

Lianyun Han’s employment agreement has a five-year term beginning on December 7, 2008 and ending on December 7, 2013. Ms. Han’s employment agreement provides for a monthly salary of approximately $1,000 and an annual bonus of approximately $3,000. Ms. Han is subject to customary non-competition and confidentiality covenants under the agreement. The employment agreement does not entitle Ms. Han to severance payments or payments following a change in control.

Xianfeng Han’s employment agreement has a three-year term beginning on March 5, 2007 and ending on March 4, 2010. Mr. Han’s employment agreement provides for a monthly salary of approximately $470. Mr. Han is subject to customary non-competition and confidentiality covenants under the agreement. The employment agreement does not entitle Mr. Han to severance payments or payments following a change in control.

We have not provide retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officer.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2008.

Compensation of Directors

During 2008 fiscal year, no member of our board of directors received any compensation for his or her services as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our voting stock as of March 30, 2009 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of YzApp International, Inc., 7/F Jinhua Mansion, 41 Hanguang Street, Nangang District, Harbin, China 150080.

		Shares Beneficially Owned(1)

		Common Stock(2)		Series A Preferred Stock(3)			% Total Voting Power(4)

Name & Address of Beneficial Owner	Office, If Any	Shares	% of Class	Shares		% of Class

Directors and Officers
Lianyun Han	Chairperson, CEO & President	0	*	0		*	*
Xianfeng Han	Chief Financial Officer and Treasurer	0	*	0		*	*
John Jing Zhang	Director	0	*	31,196	(5)	4.28%	4.25%
Chunming Zhang	Director	0	*	0		*	*
Nana Jiang	Director	0	*	0		*	*
Xi Zhu	Director	0	*	0		*	*
All Officers and Directors as a group (6 persons named above)		0	*	31,196		4.28%	4.25%
5% Security Holders
Allied China Investments, LLC 570 Lexington Avenue New York, New York 10022		5,878,894	50.1%	17,962		2.5%	2.8%
William J. McCluskey(6) 570 Lexington Avenue New York, New York 10022		5,878,894	50.1%	17,962		2.5%	2.8%
New Zealand WAYNE’s Investment Holdings Co., Ltd. 4/F, Yushan Plaza No.51 Yushan Road Harbin, China, 150090		0	*	512,861		70.5%	69.9%
Jinbo Cao(7) 4/F, Yushan Plaza No.51 Yushan Road Harbin, China, 150090		0	*	512,861		70.5%	69.9%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of the Company’s stock. For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(2)	Based on 11,746,041 shares of common stock issued and outstanding as of March 30, 2009.

(3)

Based on 727,520 shares of Series A Preferred Stock issued and outstanding as of March 30, 2009. Shares of Series A Preferred Stock will be, upon the occurrence of certain events, convertible into shares of common stock on the basis of one share of Series A Preferred Stock for 2,000 shares of common stock, which will be adjusted to a conversion ratio of one share of Series A Preferred Stock for 17.45 shares of common stock upon the effectiveness of a planned 1-for-114.59 reverse split of our outstanding common stock, which we expect to become effective in or about March 2009. All shares of Series A Preferred Stock will be automatically converted into common stock upon the effectiveness of such reverse stock split. Holders of Series A Preferred Stock vote with the holders of common stock on all matters on an as-converted to common stock basis.

(4)

Percentage of Total Capital Stock represents total ownership with respect to all shares of our common stock and Series A Preferred Stock, as a single class and on an as-converted to common stock basis.

(5)	Including 7,334 shares of Series A Preferred Stock held by his spouse.

(6)

Includes 5,878,894 shares of common stock and 17,962 shares of Series A Preferred Stock held by Allied China Investments, LLC. Mr. McCluskey is the managing member of Allied China Investments, LLC and has sole voting and dispositive power over the shares held by Allied China Investments, LLC.

(7)

Includes 512,861 shares of Series A Preferred Stock held by New Zealand WAYNE’s Investment Holdings Co., Ltd. Jinbo Cao is the sole shareholder of New Zealand WAYNE’s Investment Holdings Co., Ltd. and Mr. Cao disclaims his beneficial ownership in these shares.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2008 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•

On January 10, 2008, Daqing Shuaiyi entered into a land lease agreement with Heilongjiang Shuaiyi Technology Development Co., Ltd., pursuant to which Daqing Shuaiyi leased a land use right for 20 years over a 410,000 square meter tract on which it has nine factory buildings to grow and cultivate Chinese Caterpillar Fungus.

•

On October 15, 2007, Heilongjiang Shuaiyi entered into a loan agreement with its wholly-owned subsidiary, Daqing Shuaiyi, pursuant to which Heilongjiang Shuaiyi agreed to loan RMB 35 million (approximately $5.1 million) to Daqing Shuiayi. The loan is non-interest bearing and unsecured. Daqing Shuaiyi is obligated under the loan agreement to pay off RMB 7 million (approximately $1 million) by October 30 each year starting from 2008. The loan matures on October 15, 2012.

•

On September 12, 2008, the Shareholder entered into separate Earn-In Agreements with the Funders of Heilongjiang Shuaiyi, including our chairperson and chief executive officer, Lianyun Han. Pursuant to the Earn-In Agreements, each Founder has an option to purchase shares of the Shareholder’s ordinary shares at a purchase price of $0.01 per share (the par value of the Shareholder’s ordinary shares), provided that the aggregate price with respect to the shares eligible to be purchased relating to the satisfaction of condition (4) below is the sum of $0.01 per share, multiplied the number of such shares, plus $1,000, upon the satisfaction of each of the following conditions: (1) six months have expired since the date of the Share Exchange Agreement, provided that on or before that date, the Founder and Heilongjiang Shuaiyi have entered into a binding employment agreement and the Founder is employed by Heilongjiang Shuaiyi pursuant to that agreement on such date; (2) the SEC has declared a registration statement filed by the Company under the Securities Act effective, or investors who purchased common stock from the Company pursuant to a securities purchase agreement being able to sell their common stock under Rule 144; (3) Heilongjiang Shuaiyi and its subsidiaries have achieved not less than $1,560,000 in after-tax net income, as determined under US GAAP for the six months ended June 2009; and (4) Heilongjiang Shuaiyi has achieved not less than $3,900,000 in pre-tax profits, as determined under US GAAP for the fiscal year ending 2009. Notwithstanding the foregoing, for purposes of determining whether or not the financial thresholds described above have been achieved, the purchase of the shares by the Founder or any other person designated by the Founder shall not be deemed to be an expense, charge, or other deduction from revenues of the Company even though GAAP may require contrary treatment. Each Founder may purchase 25% of the total number of shares that he or she is eligible to purchase under his or her Earn-In Agreement upon the satisfaction of each condition described above and the aggregate number of shares eligible for purchase by all of the Founders under the Earn-In Agreements is 100,000. On February 12, 2009, each Founder and the Shareholder entered into the First Amendment to amend the definition of the first condition. As a result, pursuant to the First Amendment, in order to satisfy the first condition for each Founder, only Ms. Lianyun Han needs to enter into a binding employment agreement with Heilongjiang Shuaiyi within six months after the date of the Share Exchange Agreement.

•

On December 8, 2008, Heilongjiang Shuaiyi entered into separate loan agreement and promissory notes, or the Notes, with the Founders, pursuant to which Heilongjiang Shuaiyi borrowed an aggregate of RMB 60 million (approximately $8.8 million) from the Founders, including from our chairperson and chief executive officer. The Notes bear no interest and are payable in successive equal yearly payments beginning on the tenth anniversary of the Notes, December 8, 2018, and within the first month of each year thereafter. The final payment is due on January 1, 2028. On February 12, 2009, Heilongjiang Shuaiyi and the Founders amended the Notes, pursuant to which the Shuaiyi Founders subordinate any right to receive any payment with respect to this loan to the payment or provision for payment in full of all claims of all present and future creditors of Heilongjiang Shuaiyi.

•

On December 23, 2008, we entered into an amendment, or the Amendment, of that certain stock purchase agreement, or the SPA, dated August 6, 2008, by and among ACI (formerly BMC Acquisitions Corp., LLC), Belmont Partners LLC, or Belmont, and the Company. ACI was our majority shareholder prior to our acquisition of New Resources pursuant to the Share Exchange Agreement on December 23, 2008. Pursuant to the SPA, the Company was required to issue to Belmont a number of shares of its common stock sufficient for Belmont to retain 1.1% ownership interest in the Company. Pursuant to the Amendment, ACI assumed the foregoing obligation of the Company and agreed to transfer its shares of the Company’s common stock in order to satisfy such obligation. On the same day, we entered into a subscription agreement with ACI, pursuant to which we issued and sold to ACI 17,962 shares of our Series A Preferred Stock for $52,530.50, or $2.92 per share.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the fiscal years ended December 31, 2008 and 2007:

	2008	2007

Audit fees(1)	$200,063	$8,925
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total	200,063	8,925

(1)

Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by AGCA, Inc. (formerly known as Yu and Associates CPA Corporation) for our consolidated financial statements as of and for the year ended December 31, 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(a)	The following documents are filed as part of this report:

	(1)		Financial Statement are set forth beginning on page F-1 of the Report

		•	Report of Independent Registered Public Accounting Firm	F-1 - F-2

		•	Consolidated Balance Sheets	F-3

		•	Consolidated Statements of Income and Comprehensive Income	F-4

		•	Consolidated Statements of Stockholders’ Equity	F-5

		•	Consolidated Statements of Cash Flows	F-6

		•	Notes to Consolidated Financial Statements	F-7 - F-28

(2)

Financial Statement Schedules: All Schedules are omitted because the information called for is not applicable, is not required, or because the financial information is set forth in the financial statements or notes thereto.

	(3)	Exhibits

Exhibits (including those incorporated by reference).

Exhibit No.	Description

2.1

Share Exchange Agreement, dated December 23, 2008, among the Company, New Zealand WAYNE’s New Resources Development Co., Ltd., Heilongjiang Shuaiyi New Energy Development Co., Ltd., Daqing Shuaiyi Biotech Co., Ltd., Harbin Shuaiyi Green & Specialty Food Trading LLC and New Zealand WAYNE’s Investments Holdings Co., Ltd. [incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

3.1	Articles of Incorporation of the Company [incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on January 2, 2004].

3.2	Bylaws of the Company adopted on December 27, 2003 [incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed on January 2, 2004].

4.1

Certificate of Designation of Series A Voting Convertible Preferred Stock, as filed with the Nevada Secretary of State December 22, 2008. [incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.1

Subscription Agreement, dated December 23, 2008, between the Company and Allied China Investments, LLC. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.2

Amendment No. 1 to Stock Purchase Agreement, dated December 23, 3008, by and among the Company, Allied China Investments, LLC and Belmont Partners LLC. [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.3

Subscription Agreement, dated December 23, 2008, between the Company and Tan Zhen Investment Limited. [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

Exhibit No.	Description

10.4

Escrow Agreement, dated December 23, by and among the Company, Tan Zhen Investment Limited and Sichenzia Ross Friedman Ference LLP, as escrow agent. [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.5

Real Property Purchase Agreement, dated October 22, 2007, between Daqing Shuaiyi Biotech Co., Ltd. and Heilongjiang Shuaiyi Technology Development Co., Ltd. (English Translation) [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.6

Land Lease Agreement, dated January 10, 2008, between Heilongjiang Shuaiyi Technology Development Co., Ltd. and Daqing Shuaiyi Biotech Co., Ltd. (English Translation) [incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.7

Lease Agreement, dated December 28, 2005, between Liye Qian and Harbin Shuaiyi Green & Specialty Food Trading LLC. (English Translation) [incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.8

Lease Agreement, dated April 23, 2008, between Harbin Jinhua Keji Qiye Fuhuaqi Co., Ltd. and Harbin Shuaiyi Green & Specialty Food Trading LLC. (English Translation) [incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.9

Exclusive Licensing Agreement, dated April 10, 2006, between Runjiao Wang and Daqing Shuaiyi Biotech Co., Ltd. (English Translation) [incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.10

Equity Transfer Agreement, dated July 28, 2008, by and among Heilongjiang Shuaiyi New Energy Development Co., Ltd., Lianyun Han, Lianxue Han, Lianju Han, Weihan Zhang, Yuehong Luan, Chunming Zhang, Xunjun Li, Nana Jiang, Fengxi Lang and New Zealand WAYNE’S New Resources Development Co., Ltd. (English Translation) [incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.11	Form of Earn-In Agreement, dated September 12, 2008. [incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.12

Loan Agreement, dated October 15, 2007, between Heilongjiang Shuaiyi New Energy Development Co., Ltd. and Daqing Shuaiyi Biotech Co., Ltd. (English Translation) [incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.13	Form of Loan Agreement and Promissory Note, dated December 8, 2008. [incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.14

Form of Heilongjiang Shuaiyi New Energy Development Co., Ltd. Employment Agreement. (English Translation) [incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on December 31, 2008].**

10.15

Form of First Amendment to Loan Agreement and Promissory Note, dated February 12, 2009. [incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K/A filed on February 23, 2009].

10.16	Form of First Amendment to Earn-In Agreement, dated February 12, 2009. [incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K/A filed on February 23, 2009].

14	Code of Ethics and Business Conduct for the Company [incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB filed on November 20, 2007].

Exhibit No.	Description

21	Subsidiaries of the Company. [incorporated by reference to Exhibit 21 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.
** Represents management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YzApp International Inc.

By:	/s/ Lianyun Han

Lianyun Han
Chief Executive Officer

Date: March 31, 2009

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

          Each person whose signature appears below hereby authorizes Lianyun Han as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Capacity	Date

/s/ Lianyun Han	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2009

Lianyun Han

/s/ Xianfeng Han	Chief Financial Officer and Treasurer(Principal Financial Officer and Principal Accounting Officer)	March 31, 2009

Xianfeng Han

/s/ Nana Jiang	Director	March 31, 2009

Nana Jiang

/s/ Chunming Zhang	Director	March 31, 2009

Chunming Zhang

/s/ John Jing Zhang	Director	March 31, 2009

John Jing Zhang

/s/ Xi Zhu	Director	March 31, 2009

Xi Zhu

EXHIBITS

Exhibit No.	Description

2.1

Share Exchange Agreement, dated December 23, 2008, among the Company, New Zealand WAYNE’s New Resources Development Co., Ltd., Heilongjiang Shuaiyi New Energy Development Co., Ltd., Daqing Shuaiyi Biotech Co., Ltd., Harbin Shuaiyi Green & Specialty Food Trading LLC and New Zealand WAYNE’s Investments Holdings Co., Ltd. [incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

3.1	Articles of Incorporation of the Company [incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on January 2, 2004].

3.2	Bylaws of the Company adopted on December 27, 2003 [incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed on January 2, 2004].

4.1

Certificate of Designation of Series A Voting Convertible Preferred Stock, as filed with the Nevada Secretary of State December 22, 2008. [incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.1

Subscription Agreement, dated December 23, 2008, between the Company and Allied China Investments, LLC. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.2

Amendment No. 1 to Stock Purchase Agreement, dated December 23, 3008, by and among the Company, Allied China Investments, LLC and Belmont Partners LLC. [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.3

Subscription Agreement, dated December 23, 2008, between the Company and Tan Zhen Investment Limited. [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.4

Escrow Agreement, dated December 23, by and among the Company, Tan Zhen Investment Limited and Sichenzia Ross Friedman Ference LLP, as escrow agent. [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.5

Real Property Purchase Agreement, dated October 22, 2007, between Daqing Shuaiyi Biotech Co., Ltd. and Heilongjiang Shuaiyi Technology Development Co., Ltd. (English Translation) [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.6

Land Lease Agreement, dated January 10, 2008, between Heilongjiang Shuaiyi Technology Development Co., Ltd. and Daqing Shuaiyi Biotech Co., Ltd. (English Translation) [incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.7

Lease Agreement, dated December 28, 2005, between Liye Qian and Harbin Shuaiyi Green & Specialty Food Trading LLC. (English Translation) [incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.8

Lease Agreement, dated April 23, 2008, between Harbin Jinhua Keji Qiye Fuhuaqi Co., Ltd. and Harbin Shuaiyi Green & Specialty Food Trading LLC. (English Translation) [incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.9

Exclusive Licensing Agreement, dated April 10, 2006, between Runjiao Wang and Daqing Shuaiyi Biotech Co., Ltd. (English Translation) [incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.10

Equity Transfer Agreement, dated July 28, 2008, by and among Heilongjiang Shuaiyi New Energy Development Co., Ltd., Lianyun Han, Lianxue Han, Lianju Han, Weihan Zhang, Yuehong Luan, Chunming Zhang, Xunjun Li, Nana Jiang, Fengxi Lang and New Zealand WAYNE’S New Resources Development Co., Ltd. (English Translation) [incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.11	Form of Earn-In Agreement, dated September 12, 2008. [incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.12

Loan Agreement, dated October 15, 2007, between Heilongjiang Shuaiyi New Energy Development Co., Ltd. and Daqing Shuaiyi Biotech Co., Ltd. (English Translation) [incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.13	Form of Loan Agreement and Promissory Note, dated December 8, 2008. [incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.14

Form of Heilongjiang Shuaiyi New Energy Development Co., Ltd. Employment Agreement. (English Translation) [incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on December 31, 2008].**

10.15

Form of First Amendment to Loan Agreement and Promissory Note, dated February 12, 2009. [incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K/A filed on February 23, 2009].

10.16	Form of First Amendment to Earn-In Agreement, dated February 12, 2009. [incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K/A filed on February 23, 2009].

14	Code of Ethics and Business Conduct for the Company [incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB filed on November 20, 2007].

Exhibit No.	Description

21	Subsidiaries of the Company. [incorporated by reference to Exhibit 21 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith
** Represents management contract or compensatory plan or arrangement.

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1 - F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Income and Comprehensive Income	F-4

Consolidated Statements of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7-F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
YzApp International, Inc. and subsidiaries

We have audited the accompanying balance sheet of YzApp International Inc. and subsidiaries as of December 31, 2008 and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended. YzApp International Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of YzApp International Inc. and subsidiaries as of December 31, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 18 (c), the consolidated financial statements were prepared on the assumption that New Zealand WAYNE’S New Resources Development Co., Ltd. will be able to pay up the investment money related to Heilongjiang Shuaiyi New Energy Development Co., Ltd. on or before December 1, 2009. In case New Zealand WAYNE’S New Resources Development Co., Ltd. fails to pay the amount in full on time, the basis of consolidation may not be appropriate.

/s/ AGCA, Inc.

Arcadia, California March 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Heilongjiang Shuaiyi New Energy Development Co., Ltd. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Heilongjiang Shuaiyi New Energy Development Co., (a wholly-owned subsidiary of YzApp International Inc.) and its subsidiaries (the "Company") as of December 31, 2007 and the related consolidated statements of income and comprehensive income, cash flows and stockholders’ equity for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heilongjiang Shuaiyi New Energy Development Co. Ltd. and its subsidiaries as of December 31, 2007, and the consolidated result of their operations and their cash flows for the year ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

/s/ GC ALLIANCE LIMITED
Certified Public Accountants
Hong Kong, May 15, 2008

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	December 31,
	2008	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,198,243	$2,148,348
Accounts receivable, net	283,822	138,085
Inventories	1,168,079	649,372
Deposits, prepayments and other receivables	14,105	147,850

Total current assets	10,664,249	3,083,655
OTHER ASSETS
Intangible assets, net	3,183,995	3,388,956
Property, plant and equipment, net	10,902,976	10,720,477

Total assets	$24,751,220	$17,193,088

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,206	$29,777
Other payables and accruals	472,959	476,629
Payable for intangibles – Current portion	877,886	821,400
Income tax payable	119,486	75,420
Due to related parties	8,998	53
Acquisition payable	8,778,861	6,396,187

Total current liabilities	10,261,396	7,799,466
NON-CURRENT LIABILITIES
Payable for intangibles, net of current portion	877,886	1,642,800

Total liabilities	11,139,282	9,442,266

COMMITMENTS AND CONTINGENCIES (Note 18)

SHAREHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 727,520 and 689,390 shares issued and outstanding	727	689
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,746,041 shares and none issued and outstanding	11,746	—
Additional paid-in capital	2,192,716	86,174
Statutory reserves	1,326,239	693,028
Retained earnings	9,131,744	6,045,906
Accumulated other comprehensive income	948,766	925,025
Total shareholders’ equity	13,611,938	7,750,822

Total liabilities and shareholders’ equity	$24,751,220	$17,193,088

See accompanying notes to consolidated financial statements

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)

	Year Ended December 31,
	2008	2007

NET REVENUE	$12,989,760	$9,194,589

Cost of sales	(4,604,948)	(3,511,570)

GROSS PROFIT	8,384,812	5,683,019

Selling expenses	(196,313)	(71,750)
General and administrative expenses	(1,416,111)	(435,651)
Loss on disposal of fixed assets	(31,247)	—

Income from operations	6,741,141	5,175,618

Other income (expenses):
Interest income	29,741	53,496
Interest expense	—	(22,938)
Exchange loss	(20,376)	—
Merger costs	(2,068,326)	—
Other	11,522	51,595

Total other income (expenses), net	(2,047,439)	82,153

Income before income taxes	4,693,702	5,257,771

Provision for income taxes	(974,653)	(85,243)

NET INCOME	3,719,049	5,172,528

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	23,741	756,782

TOTAL COMPREHENSIVE INCOME	$3,742,790	$5,929,310

Earnings per share
Basic	$0.003	$0.004

Diluted	$0.003	$0.004

Weighted average number of shares outstanding
Basic	1,397,873,464	1,378,780,000

Diluted	1,397,873,464	1,378,780,000

See accompanying notes to consolidated financial statements

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLAR)

	Preferred Stock		Common Stock		Additional paid-in capital			Accumulated other comprehensive income

	Number of shares	Amount	Number of shares	Amount		Statutory reserves	Retained earnings		Totals

Balance at January 1, 2007	689,390	$689	—	$—	$62,444	$154,355	$1,390,631	$168,243	1,776,362

Premium on capital	—	—		—	23,730	21,420	—	—	45,150

Net income	—	—	—	—	—	—	5,172,528	—	5,172,528
Foreign currency translation adjustment	—	—	—	—	—	—	—	756,782	756,782

Comprehensive income									5,929,310

Appropriation of statutory reserves	—	—	—	—	—	517,253	(517,253)	—	—

Balance at December 31, 2007	689,390	689	—	—	86,174	693,028	6,045,906	925,025	7,750,822

Effect of reverse acquisition	—	—	11,746,041	11,746	(14,195)	—	—	—	(2,449)

Issue of shares	38,130	38	—	—	427,411	—	—	—	427,449

Share-based payment by shareholders	—	—	—	—	1,693,326	—	—	—	1,693,326

Net income	—	—	—	—	—	—	3,719,049	—	3,719,049
Foreign currency translation adjustment	—	—	—	—	—	—	—	23,741	23,741

Comprehensive income									3,742,790

Appropriation of statutory reserves	—	—	—	—	—	633,211	(633,211)	—	—

Balance at December 31, 2008	727,520	$727	11,746,041	$11,746	$2,192,716	$1,326,239	$9,131,744	$948,766	13,611,938

See accompanying notes to consolidated financial statements.

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	Years Ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,719,049	$5,172,528
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,123,447	548,289
Loss from disposition of property, plant and equipment	31,247	—
Merger costs	2,068,326	—
(Increase) decrease in assets:
Accounts receivable	(134,017)	103,286
Deposits, prepayments and other receivables	141,563	(83,517)
Inventories	(466,314)	(110,413)
Increase (decrease) in liabilities:
Accounts payable	(28,151)	(45,290)
Other payables and accruals	(35,852)	392,052
Income tax payable	38,245	29,404
Trade payable due to related parties	8,795	(1,502,898)

Net cash provided by operating activities	6,466,338	4,503,441

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of merger costs related to reverse acquisition	(375,000)	—
Purchase of property, plant and equipment	(32,501)	(9,327,194)
Proceeds from sale of property, plant and equipment	1,151,411	—

Net cash provided by (used in) investing activities	743,910	(9,327,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issue of preferred stock	427,449	—
Repayment of payables for intangibles	(865,292)	(822,759)
Repayments of short-term bank loans	—	(192,093)

Net cash provided by (used in) financing activities	(437,843)	(1,014,852)

Foreign currency translation adjustment	277,490	669,048

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,049,895	(5,169,557)

CASH AND CASH EQUIVALENTS, at the beginning of the year	2,148,348	7,317,905

CASH AND CASH EQUIVALENTS, at the end of the year	$9,198,243	$2,148,348

NON-CASH TRANSACTIONS
Share-based payment awarded by shareholders to consultants for services related to the reverse acquisition	$1,693,326	$—

SUPPLEMENTAL DISCLOSURE INFORMATION
Interest paid	$—	$22,938
Income taxes paid	$892,547	$72,220

See accompanying notes to consolidated financial statements

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION

YzApp International, Inc. (“the Company” or “YzApp”) was incorporated in the State of Nevada on December 22, 2002. On December 23, 2008, the Company completed a reverse acquisition of New Zealand WAYNE’S New Resources Development Co., Ltd. (“New Resources”). As a result of the reverse acquisition of New Resources, the Company is no longer a shell company and active business operations have been revived.

As of December 31, 2008, details of the subsidiaries of the Company are as follows:

Subsidiaries’ names	Domicile and date of incorporation	Paid-up capital	Percentage of effective ownership	Principal activities

New Zealand WAYNE’S	British Virgin	$50,000	100%	Holding company of
New Resources	Islands			the other subsidiaries
Development Co., Ltd	March 13, 2008
(“New Resources”)

Heilongjiang Shuaiyi New	People’s	RMB60,000,000	100%	Principally engaged in
Energy Development Co.,	Republic of			investment holding
Ltd (“Heilongjiang	China (“PRC”)
Shuaiyi”)	July 11, 2006

Daqing Shuaiyi Biomass	PRC	RMB10,000,000	100%	Growing and sales of
Technology Co., Ltd.	August 8, 2005			Chinese Caterpillar
(“Daqing Shuaiyi”)				Fungus, which is
widely used for
Chinese medicine

Harbin Shuaiyi Green and	PRC	RMB1,500,000	100%	Sales of agricultural
Specialty Food Trading	May 18, 2001			products
LLP. (“Harbin Shuaiyi”)

Reverse Acquisition

On December 23, 2008, the Company entered into a share exchange agreement (“Share Exchange Agreement”) under which the Company issued 689,390 shares of the Company’s series A preferred stock, par value $0.001, to the sole shareholder of New Zealand WAYNE’S New Resources Development Co., Ltd (“New Resources”) in exchange for all the issued and outstanding shares of New Resources (the “Share Exchange”). Immediately following the Share Exchange, the shareholder of New Resources owned approximately 94% of the Company’s total issued and outstanding share capital on an as-if converted and fully-diluted basis.

As a result, the Share Exchange has been accounted for as a reverse acquisition using the purchase method of accounting, whereby New Resources is deemed to be the accounting acquirer and the YZAPP to be the accounting acquiree. The financial statements before the date of Share Exchange are those of New Resources with the results of YZAPP being consolidated from the date of Share Exchange. The equity section and the earnings per share have been retroactively restated to reflect the reverse acquisition and no goodwill has been recorded.

New Resources was incorporated in the British Virgin Islands, which owns 100% of the outstanding capital stock of Heilongjiang Shuaiyi. Heilongjiang Shuaiyi owns 100% equity interests in Daqing Shuaiyi and Harbin Shuaiyi.

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

Recapitalization of Daqing Shuaiyi and Harbin Shuaiyi

In September 2007, Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi underwent a restructuring exercise whereby Heilongjiang Shuaiyi acquired 100% equity interests in Daqing Shuaiyi and Harbin Shuaiyi, and former ultimate controlling shareholders of Daqing Shuaiyi and Harbin Shuaiyi have become the controlling shareholders of Heilongjiang Shuaiyi.

Before and after the restructuring, all of the three entities, Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi are under the common control.

This restructuring exercise has been accounted for as combinations of entities under common control using the “as if” pooling method of accounting, with no adjustment to the historical basis of the assets and liabilities of Daqing Shuaiyi and Harbin Shuaiyi and the operations were consolidated as though the restructuring occurred as of the beginning of the first accounting period presented in these financial statements.

The shareholding percentages before and after this restructuring exercise were as follows:

	Heilongjiang Shuaiyi		Daqing Shuaiyi		Harbin Shuaiyi

	Before	After	Before	After	Before	After

Shareholder	%	%	%	%	%	%
Heilongjiang Shuaiyi	—	—	—	100	—	100
Daqing	47.1	—	—	—	—
Lianyun Han, CEO of the Company	—	80.4	—	—	20	—
Weihan Zhang*	—	5.9	20	—	51	—
Heilongjiang Shuaiyi Science Development Co. Ltd.**	52.9	—	60	—	—	—
Lianju Han	—	5.9	10	—	—	—
Xinjun Li	—	—	5	—	29	—
Nana Jiang	—	—	5	—	—	—
Lianxue Han	—	5.9	—	—	—	—
Fengxi Lang	—	1.9	—	—	—	—

	100	100	100	100	100	100

*	Mr. Weihan Zhang is the son of Ms. Lianyun Han. Mr. Weihan Zhang and Ms. Lianyun Han are acting in concert and considered parties to the same control group.

**	Equity interests in Heilongjiang Shuaiyi Science Development Co. Ltd. are held as follows:

(i)44.47% by Ms. Lianyun Han;

(ii)40.86% by Mr. Weihan Zhang; and

(iii)14.67% by 9 other minority shareholders.

Before the restructuring exercise, Ms. Lianyun Han together with her son, Mr. Weihan Zhang had an effective interest of 78.7% in Heilongjiang Shuaiyi, 71.2% in Daqing Shuaiyi, and 71% in Harbin Shuaiyi, respectively. Immediately after the restructuring exercise, Ms. Lianyun Han together with her son, Mr. Weihan Zhang, had an aggregate interest of 86.3% in Heilongjiang Shuaiyi, which holds a 100% interest in each of Daqing Shuaiyi and Harbin Shuaiyi. In addition, Ms. Lianyun Han has been the managing director of all the entities before and after, and throughout, this restructuring exercise. As a result, there was no change in control of the entities due to this restructuring exercise.

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

Recapitalization of Daqing Shuaiyi and Harbin Shuaiyi (continued)

The considerations for the equity transfers in this restructuring exercise were based on the face value of the paid-up capital of Daqing Shuaiyi and Harbin Shuaiyi and satisfied in cash in compliance with the regulatory requirements in the PRC. The acquisitions of Daqing Shuaiyi and Harbin Shuaiyi were funded by the capital of Heilongjiang Shuaiyi, in which the former controlling shareholders of Daqing Shuaiyi and Harbin Shuaiyi had already established a majority ownership by way of cash contributions to Heilongjiang Shuaiyi’s paid-up capital.

Restructuring of Heilongjiang Shuaiyi

Pursuant to a restructuring plan intended to ensure compliance with regulatory requirements of the PRC, in July 2008, New Resources entered into an equity transfer agreement (“Equity Transfer Agreement”) to acquire 100% equity interest in Heilongjiang Shuaiyi from Ms. Lianyun Han, the then controlling shareholder and chairperson of board of directors of Heilongjiang Shuaiyi, and Heilongjiang Shuaiyi’s other individual shareholders (collectively “Shuaiyi Founders”). The Equity Transfer Agreement was approved by the relevant PRC government authority on October 23, 2008. On November 24, 2008, Heilongjiang Shuaiyi obtained the Certificate of Approval for Establishment of Enterprises of Foreign Investment issued by Heilongjiang Provincial Government and a new business license was issued to Heilongjiang Shuaiyi on December 1, 2008.

As part of the restructuring plan, each of Shuaiyi Founders respectively entered into an earn-in agreement (“Earn-in Agreement”), dated September 12, 2008 (as amended on February 12, 2009) with New Zealand WAYNE’s Investment Holdings Co., Ltd., Heilongjiang Shuaiyi’s sole shareholder (“Shareholder”). Pursuant to the Earn-in Agreements, Shuaiyi Founders obtained the right and option to acquire controlling shares (“Option Shares”) in Shareholder at the par value of the Option Shares plus a nominal amount of $1,000, upon the satisfaction of each of the following conditions: (1) six months have expired since the date of the Share Exchange Agreement with YzApp, provided that on or before that date, Ms. Lianyun Han and Heilongjiang Shuaiyi have entered into a binding employment agreement and Ms. Lianyun Han is employed by Heilongjiang Shuaiyi pursuant to that agreement on such date; (2) the U.S. Securities and Exchange Commission has declared a registration statement filed by YzApp under the Securities Act effective, or investors who purchased common stock from YzApp pursuant to a securities purchase agreement being able to sell their common stock under Rule 144; (3) Heilongjiang Shuaiyi and its subsidiaries have achieved not less than $1,560,000 in after-tax net income, as determined under US GAAP for the six months ended June 2009; and (4) Heilongjiang Shuaiyi and its subsidiaries have achieved not less than $3,900,000 in pre-tax profits, as determined under US GAAP for the fiscal year ending 2009.

As of December 31, 2008 and up to the date of approval of these financial statements, none of these four conditions have been met. However, Heilongjiang Shuaiyi has already entered into a binding employment agreement dated December 7, 2008 with Ms. Lianyun Han who is employed as the managing director of Heilongjiang Shuaiyi for a 5-year period from December 7, 2008 to December 7, 2013. Therefore, condition 1 will be met only subject to the passage of time when the six-month period expires on June 23, 2009. It is fully expected by all parties to the Earn-in Agreement that the other three conditions will also be met such that Shuaiyi Founders will reacquire the ultimate legal ownership of Heilongjiang Shuaiyi.

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

Restructuring of Heilongjiang Shuaiyi (continued)

Pursuant to the Earn-in Agreement, the Shareholder further agrees, among others, that throughout the exercise period of the Earn-in Agreement, without the prior written approval of Shuaiyi Founders:

(i)	it will not increase the number of authorized shares of the Shareholder’s common stock, or any increased authorized shares will be deemed as part of the Option Shares;

(ii)	keeps available the services of current officers and employees of New Resources and Heilongjiang Shuaiyi;

(iii)

New Resources and Heilongjiang Shuaiyi do not declare or pay any dividend or make any other distribution, nor do they repurchase, redeem or otherwise reacquire any equity of shares of capital stock or other securities.

Also as part of the restructuring plan, Heilongjiang Shuaiyi entered into separate loan agreements dated December 8, 2008, as amended on February 12, 2009, and promissory notes with Shuaiyi Founders, pursuant to which, Shuaiyi Founders have agreed to lend to Heilongjiang Shuaiyi a loan in the aggregate amount of RMB60,000,000 (approximately $8.8 million, “Subordinated Loan”). The amount of the Subordinated Loan exactly equals to the transfer price payable to the Shuaiyi Founders by New Resources for the acquisition of Heilongjiang Shuaiyi in compliance with regulatory requirements of the PRC. The Subordinated Loan ranks behind all other debts of Heilongjiang Shuaiyi, bears no interest and is only repayable after 10 years, in successive equal yearly payments beginning on the tenth anniversary of the Notes, December 8, 2018, and within the first month of each year thereafter. The final payment will be due on January 1, 2028.

According to the PRC rules and regulations, New Resources is required to settle the transfer price for acquisition of Heilongjiang Shuaiyi by way of remittance of the RMB60,000,000 to Shuaiyi Founders within three months from the issue of the new business license. However, New Resources has obtained the approval of the relevant business bureau for the extension of the time to one year until December 1, 2009. As of December 31, 2008, New Resources had not paid the transfer price and, accordingly, the Subordinated Loan has not been drawn yet.

During and after this restructuring plan, there has been no change to the composition of the board of directors of Heilongjiang Shuaiyi. The board of directors of Heilongjiang Shuaiyi, chaired by Ms. Lianyun Han, has continued to comprise representatives of Shuaiyi Founders. Therefore, Heilongjiang Shuaiyi is still under the same operating and management control of Shuaiyi Founders. In addition, due to the Subordinated Loan, Shuaiyi Founders will not receive any cash amount, nor will there be any cash flow out of the combined entity during the whole period from the date of the Equity Transfer Agreement though the expiry of the Earn-in Agreement, at which time it is expected Shuaiyi Founders will have reacquired the ultimate legal controlling ownership of Heilongjiang Shuaiyi. Furthermore, by providing the Subordinated Loan to Heilongjiang Shuaiyi and obtaining the agreement of the Shareholder on not declaring any dividend throughout the exercise period of the Earn-in Agreement without the prior written approval of Shuaiyi Founders, Shuaiyi Founders continue to bear the residual risks and rewards relating to Heilongjiang Shuaiyi. As a result, this restructuring has been accounted for as a recapitalization of Heilongjiang Shuaiyi with no adjustment to the historical basis of the assets and liabilities of Heilongjiang Shuaiyi. Results of Heilongjiang Shuaiyi have been consolidated as though the restructuring occurred as of the beginning of the first accounting period presented in these financial statements.

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation
These consolidated financial statements include the financial statements of YzApp and its subsidiaries. All significant inter-company balances or transactions have been eliminated on consolidation.

Basis of preparation
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair statement of consolidated results of operations, financial position and cash flows for each period presented.

Use of estimates
The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions.

Cash and cash equivalents
Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents.

Accounts receivable
Accounts receivable is stated at cost, net of allowance for doubtful accounts.The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

Inventories
Inventories are stated at the lower of cost, determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The management will write down the inventories to market value if it is below cost. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required.

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Financial instruments
SFAS 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. The carrying amounts reported in the consolidated balance sheet for cash, accounts and other receivables, accounts and other payables and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amount of the Company’s payable for intangibles approximate fair value, as it is considered the noninterest factor fairly represents the warranty for performance.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”. The standard provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The adoption of SFAS No. 157 with respect to provisions applicable to the Company did not have a material effect on the accompanying consolidated financial statements.

Property, plant and equipment
Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of property, plant and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life (In years)

Buildings	20-40
Machinery and motor vehicles	5-10
Office equipment	5

The carrying value of property, plant and equipment is assessed annually and when factors indicating impairment is present, the carrying value of the property, plant and equipment is reduced by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Intangible assets
The Company’s intangible assets include a ten-year exclusive right to use a secret process and computer software. The Company’s amortization policy on intangible assets is as follows:

Useful Life (In years)

Exclusive right	10
Computer software	4

The Company accounts for its intangible assets pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology.

Impairment of goodwill is tested at least annually at the reporting unit. The test consists of two steps. Firstly, the Company identifies potential impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Secondly, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No 141, “Business Combinations”. If the carrying value of a reporting unit exceeds its estimated fair value, the Company compares the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to earnings. The Company’s fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates.

Impairment of long-lived assets
The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups.

Revenue recognition
Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.

Sales revenue is recognized net of sales discounts and returns at the time when the merchandise is sold to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not made allowance for estimated sales returns. Sales revenue is presented net of value added and sales related taxes in accordance with the guidance in EITF 06-3.

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Research and development costs
Research and development costs are expensed as incurred. Research and development costs were $32,815 and $18,930 for the years ended December 31, 2008 and 2007, respectively.

Advertising costs
The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were $3,258 and $158 for the years ended December 31, 2008 and 2007, respectively.

Shipping and handling costs
Substantially all costs of shipping and handling of products to customers are included in selling expense. Shipping and handling costs for the years ended December 31, 2008 and 2007 were $298 and $294, respectively.

Income taxes
The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The adoption of FIN 48 has not resulted in any material impact on the Company’s financial position or results.

Share-based payments
The Company accounts for share-based compensation awards to employees in accordance with SFAS No. 123R, "Share-based Payment" which requires that share-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period.

The Company accounts for share-based compensation awards to non-employees in accordance with SFAS 123R and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", or EITF 96-18. Under SFAS 123R and EITF 96-18, stock compensation granted to non-employees has been determined as the fair value of the consideration received or the fair value of equity instrument issued, whichever is more reliably measured and is recognized as expenses as the goods or services are received.

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Comprehensive income
SFAS No.130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes foreign currency translation adjustments.

Earnings per share
The Company reports earnings per share in accordance with the provisions of SFAS 128, “Earnings per Share.” SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution (using the treasury stock method) that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

All per share data including earnings per share has been retroactively restated to reflect the reverse acquisition on December 23, 2008 whereby the 689,390 shares of preferred stock issued by YzApp (the nominal acquirer) to the shareholder of New Resources (the nominal acquiree) are deemed to be the number of shares outstanding for the period prior to the reverse acquisition. For the period after the reverse acquisition, the number of shares considered to be outstanding is the actual number of shares outstanding during that period. As holders of Series A Preferred Stock vote with the holders of common stock on all matters on an as-converted to common stock basis, basic and diluted earnings per share have been calculated and presented on the basis that all shares of the Company’s common stock and Series A Preferred Stock are considered a single class and on an as-converted to common stock basis.

Foreign currency
The Company uses the United States dollars (“US Dollar” or “US$” or “$”) for financial reporting purposes. The Company maintains the books and records in its functional currency, Chinese Renminbi (“RMB”), being the primary currency of the economic environment in which its operations are conducted. In general, the Company translates its assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:-

	December 31, 2008	December 31, 2007

Balance sheet items, except for capital accounts and retained earnings, as of year end	US$1=RMB6.8346	US$1=RMB7.3046
Amounts included in the statements of income and statements of cash flows for the year	US$1=RMB6.9480	US$1=RMB7.6071

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Business segmentation
The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

The Company believes that during the years ended December 31, 2008 and 2007, it operated in two business segments –Growing and sales of Chinese Caterpillar Fungus, which is widely used for Chinese medicine, and sales of agricultural products, respectively. Throughout the years ended December 31, 2008 and 2007, all of the Company’s operations were carried out in one geographical segment - China.

Commitments and contingencies
The Company follows SFAS No. 5, “Accounting for Contingencies,” in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Recent accounting pronouncements
In December, 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS No. 141(R) and SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, fiscal 2009 for the Company). Management does not expect that the adoption of SFAS 141(R) and 160 will have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS No. 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, fiscal 2009 for the Company). Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (that is, fiscal 2009 for the Company). Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Recent accounting pronouncements (continued)
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”. This Statement interprets Statement 60, “Accounting and Reporting by Insurance Enterprises” and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of this Statement. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 (that is, fiscal 2009 for the Company), and all interim periods within those fiscal years. Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008 and has no effect on the Company’s financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company adopted the provisions of FSP 157-3, which did not impact the Company’s financial position or results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 did not have any impact on the Company’s financial statements.

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Recent accounting pronouncements (continued)
In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1, which is effective for annual reporting periods ending after December 15, 2008, will not have a material impact on the Company’s consolidated financial statements.

NOTE 3	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of December 31,
	2008	2007

Accounts receivable	$283,822	$138,085
Less: Allowance for doubtful debts	—	—

Accounts receivable, net	$283,822	$138,085

NOTE 4	INVENTORIES

Inventories by major categories are summarized as follows:

	As of December 31,
	2008	2007

Raw materials	$147,824	$108,701
Work in progress	832,680	517,494
Finished goods	187,575	23,177

	$1,168,079	$649,372

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 5	DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consist of the following:

	As of December 31,
	2008	2007

Trade deposits	$—	$125,289
Other receivables	14,105	22,561

	$14,105	$147,850

NOTE 6	INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of December 31,
	2008	2007

Computer software, cost	$1,453	$1,360
Exclusive right to use a secret process, cost	4,391,193	4,107,001
Less: Accumulated amortization	(1,208,651)	(719,405)

	$3,183,995	$3,388,956

In April 2006, the Company purchased from a third party a ten-year exclusive right to use a secret process and method in the cultivation and growing of Chinese Caterpillar Fungus, which is widely used for Chinese medicine, for a cash consideration of RMB30,000,000, payable over five years. The exclusive right is amortized over its term of ten years using the straight-line method.

Amortization expenses for the years ended December 31, 2008 and 2007 were $432,597 and $395,021, respectively.

NOTE 7	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	As of December 31,
	2008	2007

Cost:
Buildings	$11,647,541	$10,898,103
Office equipment	9,317	6,019
Machinery	98,903	64,525
Motor vehicles	54,790	51,265

Total cost	11,810,551	11,019,912
Less: Accumulated depreciation	(907,575)	(299,435)

Net book value	$10,902,976	$10,720,477

Depreciation expenses for the years ended December 31, 2008 and 2007 were $690,850 and $153,268, respectively.

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 8	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

	As of December 31,
	2008	2007

Accrued staff costs	$235,421	$181,503
Advance from customers	—	276,538
Other taxes payable	232,481	1,886
Other payables	5,057	16,702

	$472,959	$476,629

NOTE 9	PAYABLE FOR INTANGIBLES

As described in Note 6, the Company purchased an exclusive right from an independent party for a secret process and method for a stated value of RMB30,000,000 payable over 5 years from the date of purchase. The agreement provides that all payments by the Company for the secret process and method will be refundable if the secret process and method proves ineffective. Under APB21, “Interest on Receivables and Payables”, the payable for intangibles are stated without imputed interest as the noninterest factor fairly represents the warranty for performance.

The following table presents the amounts payable for the next five years and thereafter:

Year ending December 31,
2009	$877,886
2010	877,886
2011 and thereafter	—

Total	1,755,772
Less: Current portion	(877,886)

Non-current portion	$877,886

NOTE 10	ACQUISITION PAYABLE

The acquisition payable represents the transfer price of RMB60,000,000 payable by New Resources for the acquisition of 100% equity interest in Heilongjiang Shuaiyi, as further discussed in paragraphs under the heading “Restructuring of Heilongjiang Shuaiyi” in Note 1. As further discussed in Note 18, the acquisition payable is due for payment in full on or before December 1, 2009 by New Resources to Shuaiyi Founders who are also shareholders of the Company.

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 11	SHAREHOLDERS’ EQUITY

Series A Voting Convertible Preferred Stock
In accordance with the Company’s Articles of Incorporation, the Company’s Board of Directors unanimously approved the filing of a Certificate of Designation designating and authorizing the issuance of up to 800,000 shares of our Series A Voting Preferred Stock. The Certificate of Designation was filed on December 22, 2008. The holders of the Company’s Series A Preferred Stock are entitled to vote on all matters together with all other classes of stock on an as-converted to common stock basis. Holders of Series A Preferred Stock have protective class voting veto rights on matters, such as business combination transactions, payment of dividends, the issuance of other classes of stock with senior rights, changes to our charter documents and stock redemptions. Shares of Series A Preferred Stock have a senior liquidation payment preference in the event of a liquidation or sale of the Company.

Shares of Series A Preferred Stock will be, upon the occurrence of certain events, convertible into shares of common stock on the basis of one share of Series A Preferred Stock for 2,000 shares of common stock, which will be adjusted to a conversion ratio of one share of Series A Preferred Stock for 17.45 shares of common stock upon the effectiveness of a planned 1-for-114.59 reverse split of the Company’s outstanding common stock, as discussed in Note 20. All shares of Series A Preferred Stock will be automatically converted into common stock upon the effectiveness of such reverse stock split. Holders of Series A Preferred Stock vote with the holders of common stock on all matters on an as-converted to common stock basis.

As of December 31, 2008, the Company had 727,520 shares of Series A Preferred Stock issued and outstanding.

On December 23, 2008, which was the date of the Share Exchange as set out in Note 1, the Company entered into an amendment, (the “Amendment”), of a stock purchase agreement, (the “SPA)”, dated August 6, 2008, by and among ACI (formerly BMC Acquisitions Corp., LLC), Belmont Partners LLC, or Belmont, and the Company. ACI was the Company’s majority shareholder prior to the Company’s reverse acquisition of New Resources. Pursuant to the SPA, the Company was required to issue to Belmont a number of shares of its common stock sufficient for Belmont to retain 1.1% ownership interest in the Company. Pursuant to the Amendment, ACI assumed the foregoing obligation of the Company and agreed to transfer its shares of the Company’s common stock in order to satisfy such obligation. On the same day, the Company entered into a subscription agreement with ACI, pursuant to which the Company issued and sold to ACI 17,962 shares of Series A Preferred Stock for $52,530.50, or $2.92 per share.

On December 23, 2008, the Company also entered into a subscription agreement with Tan Zhen Investment Limited, (the “Investor”), pursuant to which the Company issued and sold to the Investor 20,168 shares of the Company’s Series A Preferred Stock for $375,000, or $18.59 per share.

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 12	STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company’s PRC subsidiaries were required to transfer 10% of their profits after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve and a percentage of not less than 5%, as determined by management, of the profits after tax to the public welfare fund. With the amendment of the PRC Companies Law which was effective from January 1, 2006, enterprises in the PRC were no longer required to transfer any profit to the public welfare fund. Any balance of public welfare fund brought forward from December 31, 2005 should be transferred to the statutory surplus reserve. The statutory surplus reserve is non-distributable.

NOTE 13	SHARE-BASED PAYMENT

Immediately following closing of the Share Exchange as set out in Note 1, the Shareholder transferred 91,088 shares out of the 689,390 shares of Series A Preferred Stock issued to it under the Share Exchange Agreement to ten individuals and entities for consulting services provided by them to New Resources and its subsidiaries in assisting them to consummate the share exchange transaction contemplated by the Share Exchange Agreement prior to December 23, 2008.

In accordance with the requirements of and guidance in Staff Accounting Bulletin No. 107 and SFAS 123(R), the Company charged $1,693,326 to merger costs based on the grant-date fair value of the 91,088 shares of Series A Preferred Stock transferred by the Shareholder to the Company’s consultants. As the Company’s shares were scarcely traded, the Company has determined that the price of $18.59 at which 20,168 shares of the Company’s Series A Preferred Stock were issued to the Investor, as discussed in Note 11, appropriately represented a fair value of the Company’s Series A Preferred Stock, because the Investor was an independent third party before the transaction and the terms for the issuance of those shares to the Investor were based on arm’s length negotiation. Accordingly, this being a current cash transaction between unrelated willing parties provides the best evidence for the fair value of the Company’s shares in accordance with AICPA Practice Aid, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation”.

NOTE 14	OTHER INCOME (EXPENSES), NET

	Year ended December 31,
	2008	2007

Service income	$11,623	51,608
Other expenses	(101)	(13)

	$11,522	$51,595

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 15	INCOME TAXES

The PRC subsidiaries within the Group are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate, i.e. the PRC. The statutory PRC Enterprise Income Tax rate (“EIT”) for the years ended December 31, 2008 and 2007 is generally 33%. However, one of the Companies’ subsidiaries, Daqing Shuaiyi, being engaged in growing and sales of agricultural products is entitled to a preferential EIT treatment whereby Daqing Shuaiyi is granted an EIT holiday for the two years ended December 31, 2007 and 2006 and a 50% reduction on the EIT rate for the three years ended December 31, 2008, 2009 and 2010.

The Company’s income tax expense consisted of:

	Year ended December 31,
	2008	2007

Current – PRC	$(974,653)	$(85,243)
Deferred	—	—

	$(974,653)	$(85,243)

A reconciliation of the provision for income taxes determined at the local income tax to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2008	2007

Pre-tax income	$4,693,702	$5,257,771

U.S. statutory corporate income tax rate	34%	34%
Income tax computed at U.S. statutory corporate income tax rate	(1,595,859)	(1,787,642)
Reconciling items:
Impact of tax holiday of Daqing Shuaiyi	868,500	1,665,410
Loss not recognised as deferred tax assets	(713,687)	—
Rate differential for PRC earnings	610,355	52,577
Non-deductible expenses	(143,962)	(15,588)

Effective tax expense	$(974,653)	$(85,243)

On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Enterprise Income Tax Law (“New EIT Law”), which took effect from January 1, 2008. Under the New EIT Law, foreign-owned enterprises as well as domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides a five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential EIT treatment. Accordingly, Daqing Shuaiyi will continue to be entitled to the 50% reduction on its EIT rate for the three years ended December 31, 2008, 2009 and 2010

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 16	RELATED PARTY TRANSACTIONS

(a) Due to related parties

Due to related parties consisted of the following:

	As of December 31,
	2008	2007

Due to related company:
- Heilonjiang Shuaiyi Technology Development Co., Ltd. (“Shuaiyi Technology”)	$8,998	$53

Shuaiyi Technology and the Company are under common control and management.

Due to Shuaiyi Technology relates to the land rent payable to Shuaiyi Technology.

The amounts due to related parties were non-interest bearing, unsecured and had no fixed repayment date.

(b) Purchase of goods

For the years ended December 31, 2008 and 2007, the Company purchased rice amounting to $1,579,315 and $961,312, respectively, from Shuaiyi Technology.

(c) Purchase of buildings, machinery and equipment

During the year ended December 31, 2007, the Company acquired buildings of $9,332,932 from Shuaiyi Technology.

(d) Lease of land

For the year ended December 31, 2008, the Company paid rental expense of $8,851 for land to Shuaiyi Technology.

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 17	CONCENTRATION OF RISK

(a) Concentration of credit risk

As of December 31, 2008 and 2007, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts

For the years ended December 31, 2008 and 2007, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of December 31, 2008 and 2007 also arose in the PRC.

Except for one customer who accounted for 11% of the Company’s revenue for the year ended December 31, 2007, there was no other single customer who accounted for more than 10% of the Company’s revenue for either the year ended December 31, 2008 or 2007.

As of December 31, 2008, the largest three customers accounted for 32%, 23% and 15% of accounts receivable of the Company. As of December 31, 2007, the largest three customers accounted for 40%, 25% and 20% of accounts receivable of the Company.

(b) Concentration of operating risk

Substantially all of the Company’s operations are conducted in China. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

NOTE 18	COMMITMENTS AND CONTINGENCIES

(a) Operating leases

The Company has entered into tenancy agreements for the lease of exhibition hall and land with a third party and a related company (see Note 16(a)), respectively, for the purposes of the operation of its subsidiaries. The Company’s commitments for minimum lease payments under this operating lease for the next five years and thereafter as of December 31, 2008 are as follows:

Year ending December 31,

2009	$31,823
2010	31,823
2011	8,998
2012	8,998
2013	8,998
Thereafter	125,977

Total	$216,617

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 18	COMMITMENTS AND CONTINGENCIES (CONTINUED)

(b) PRC employee costs

According to the prevailing laws and regulations of the PRC, the Company’s subsidiaries in the PRC are required to cover its employees with medical, retirement and unemployment insurance programs. Management believes that due to the transient nature of its employees, they do not need to provide all employees with such social insurances, and have not paid the social insurances for all employees.

In the event that any current or former employee files a complaint with the PRC government, the Company’s subsidiaries may be subject to making up the social insurances as well as administrative fines. As the Company believes that these fines would not be material, no provision has been made in this regard.

(c) Transfer price for equity interest in Heilongjiang Shuaiyi

On July 28, 2008, as set out in Note 1, the Company’s subsidiary, New Resources entered into an equity transfer agreement with the Shuaiyi Founders to acquire all of their equity interests in Heilongjiang Shuaiyi for RMB60,000,000 (approximately $8.8 million). A new business license was issued to Heilongjiang Shuaiyi on December 1, 2008. According to PRC merger and acquisition rules, the equity interest transfer price should be paid in full within three months commencing from the issuance of the new business license to Heilongjiang Shuaiyi. If the transfer price is not paid by this date, the Company may apply to the relevant PRC business bureau for an extension of up to one year from the date of the issuance of the license; provided, however, that 60% of the transfer price will be required to be paid within six months from such date. However, if the Company is unable to make the payment for the transfer price by the March 1, 2009 or extended deadline and the relevant PRC business bureau does not grant the Company additional time to make the payment, the Company may be subject to fines or penalties imposed by the PRC business bureau. In addition, the Company may not be permitted to exercise any decision-making rights as a shareholder in Heilongjiang Shuaiyi or to consolidate Heilongjiang Shuaiyi’s financial results into the Company’s financial statements.

On March 10, 2009, New Resources obtained the approval from the relevant PRC business bureau for the extension of time allowed for the payment of the transfer price to one year until December 1, 2009. The Company has engaged financial advisors with a view to raising additional capital for the Company. The Company believes that it will be able to make the payment for the transfer price within the time allowed by the relevant PRC business bureau and therefore has not accrued any amount related to this contingency. However, there can be no assurance that the Company will be successful in raising sufficient capital for the purpose of the payment of the transfer price to the Shuaiyi Founders.

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 19	SEGMENT INFORMATION

The Company believes that during the years ended December 31, 2008 and 2007, the Group operated in two business segments identified by product, “Chinese Caterpillar Fungus” and “other agricultural products”. The Chinese Caterpillar Fungus segment consists of the growing and sales of Chinese Caterpillar Fungus, which was conducted through the Company’s subsidiary, Daqing. The other agricultural products segment consists of the sales of rice, flour and silage corn etc, which were mainly conducted through the Company’s subsidiary, Green & Specialty.

Throughout the years ended December 31, 2008 and 2007, all of the Company’s operations were carried out in one geographical segment - China.

Year ended December 31, 2008	Chinese Caterpillar Fungus	Other Agricultural Products	Corporate unallocated	Consolidated

Segment revenue from external customers	$8,892,894	$4,096,866	$—	$12,989,760

Segment profit	$6,547,634	$759,133	$(2,613,065)	$4,693,702

Income from operations before income taxes				$4,693,702

Segment assets	$21,282,501	$956,782	$2,511,937	$24,751,220

Total assets				$24,751,220

Other segment information:
Depreciation and amortization	$1,114,118	$6,089	$3,240	$1,123,447
Expenditure for segment assets	$27,005	$3,353	$2,143	$32,501

Year Ended December 31, 2007	Chinese Caterpillar Fungus	Other Agricultural Products	Corporate unallocated	Consolidated

Segment revenue from external customers	$5,974,944	$3,219,645	$—	$9,194,589

Segment profit	$4,734,749	$523,792	$(770)	$5,257,771

Income from operations before income taxes				$5,257,771

Segment assets	$15,873,699	$708,820	$610,569	$17,193,088

Total assets				$17,193,088

Other segment information:
Depreciation and amortization	$544,703	$1,087	$2,499	$548,289
Expenditure for segment assets	$9,325,083	$—	$2,111	$9,327,194

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 20	SUBSEQUENT EVENTS

On December 31, 2008, the Company filed with the Securities and Exchange Commission (SEC) a preliminary information statement on Schedule 14C, which was amended and filed on February 23, 2009, pursuant to Section 14(c) of the Securities Exchange Act of 1934 relating to a written consent of the majority stockholders of the Company authorizing an amendment and restatement of the Company’s Articles of Incorporation to, among other things:

1.	change the Company’s name to “Shuaiyi International New Resources Development Inc.”;

2.	increase the Company’s total authorized stock from 50,000,000 to 190,000,000 shares of Common Stock;

3.	effect and implement a 1-for-114.59 reverse split of the outstanding shares of the Company’s Common Stock; and

4.

include certain provisions regarding the Company’s election not to be governed by certain provisions of the Nevada Revised Statutes restricting certain business combinations with interested stockholders and control share acquisitions.

Pending SEC’s review of the Company’s preliminary information statement, the Company will mail the definitive information statement on Schedule 14C to stockholders. The Company will, when permissible following the expiration of the 20-day period mandated by Rule 14c of the Exchange Act and the provisions of the Nevada Revised Statutes, file the Restated Articles with the Nevada Secretary of State’s Office. The Restated Articles will become effective upon such filing and the Company anticipates that such filing will occur approximately 20 days after the definitive information statement on Schedule 14C is first mailed to stockholders.