Form 10-Q
period 2009-03-31
YZAPP INTERNATIONAL INC
filed 2009-05-13
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-52899

YZAPP INTERNATIONAL INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	80-0264950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

7/F Jinhua Mansion
41 Hanguang Street
Nangang District, Harbin 150080
People’s Republic of China
(Address of principal executive offices, Zip Code)

(86) 451-82287746
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	11,746,041

i

ITEM 1. FINANCIAL STATEMENTS.

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008 (Audited)	2
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited) for the three months ended March 31, 2009 and 2008	3
Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2009 and 2008	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5-18

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	March 31,	December 31,
	2009	2008
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,980,067	$9,198,243
Accounts receivable, net	426,118	283,822
Other receivables	10,240	14,105
Inventories	570,321	1,168,079
Total current assets	12,986,746	10,664,249
OTHER ASSETS
Intangible assets, net	3,073,619	3,183,995
Property, plant and equipment, net	10,758,154	10,902,976

Total assets	$26,818,519	$24,751,220

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$12,950	$3,206
Other payables and accruals	332,287	472,959
Payable for intangibles – Current portion	877,719	877,886
Income tax payable	140,124	119,486
Due to related parties	72,832	8,998
Acquisition payable	8,726,992	8,778,861
Total current liabilities	10,162,904	10,261,396
NON-CURRENT LIABILITIES
Payable for intangibles, net of current portion	877,719	877,886
Total liabilities	11,040,623	11,139,282

COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 727,520 shares issued and outstanding	727	727
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,746,041 shares and none issued and outstanding	11,746	11,746
Additional paid-in capital	2,192,716	2,192,716
Statutory reserves	1,326,239	1,326,239
Retained earnings	11,302,013	9,131,744
Accumulated other comprehensive income	944,455	948,766
Total shareholders' equity	15,777,896	13,611,938

Total liabilities and shareholders' equity	$26,818,519	$24,751,220

See accompanying notes to condensed consolidated financial statements

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(AMOUNTS EXPRESSED IN US DOLLAR)

	Three months ended
	March 31,
	2009	2008

NET REVENUE	$4,642,724	$2,965,959

Cost of sales	(1,755,704)	(1,175,663)

GROSS PROFIT	2,887,020	1,790,296
Selling expenses	(111,532)	(25,107)
General and administrative expenses	(303,525)	(313,896)

Income from operations	2,471,963	1,451,293
Other income
Interest income	12,746	3,660
Exchange gain	1,600	-
Other	152	56
Total other income	14,498	3,716

Income before income taxes	2,486,461	1,455,009

Provision for income taxes	(316,192)	(209,279)
NET INCOME	2,170,269	1,245,730
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(4,311)	602,290
TOTAL COMPREHENSIVE INCOME	$2,165,958	$1,848,020
Earnings per share
Basic	$0.001	$0.001
Diluted	$0.001	$0.001
Weighted average number of shares outstanding
Basic	1,466,786,041	1,378,780,000
Diluted	1,466,786,041	1,378,780,000

See accompanying notes to condensed consolidated financial statements

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLAR)

	Three months ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,170,269	$1,245,730
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	252,527	278,405
Loss from disposition of property, plant and equipment	-	113
Impairment losses on trade and other receivables	-	11,159
Loss on write-down of inventories	-	5,545
(Increase) decrease in assets:
Accounts receivable	(142,354)	(413,953)
Deposits and other receivables	3,862	(48,984)
Inventories	597,554	319,734
Trade receivable due from related parties	-	(7,933)
Increase (decrease) in liabilities:
Accounts payable	9,745	(17,655)
Other payables and accruals	(140,586)	(272,279)
Income tax payable	20,662	56,557
Trade payable due to related parties	2,250	(53)
Net cash provided by operating activities	2,773,929	1,156,386

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(3,847)
Payment of acquisition payable	(50,269)	-
Net cash used in investing activities	(50,269)	(3,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	61,588	-
Net cash provided by financing activities	61,588	-

Foreign currency translation adjustment	(3,424)	134,409

INCREASE IN CASH AND CASH EQUIVALENTS	2,781,824	1,286,948

CASH AND CASH EQUIVALENTS, at the beginning of the period	9,198,243	2,148,348

CASH AND CASH EQUIVALENTS, at the end of the period	$11,980,067	$3,435,296

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Machinery acquired in exchange for issuance of capital	$-	$1,282,234

SUPPLEMENTAL DISCLOSURE INFORMATION
Income taxes paid	$356,091	$166,686

See accompanying notes to condensed consolidated financial statements

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2009 AND 2008

NOTE 1

DESCRIPTION OF BUSINESS AND ORGANIZATION

YzApp International Inc. (“the Company” or “YzApp”) was incorporated in the State of Nevada on December 22, 2002. On December 23, 2008, the Company completed a reverse acquisition of New Zealand WAYNE’S New Resources Development Co., Ltd. (“New Resources”). As a result of the reverse acquisition of New Resources, the Company is no longer a shell company and active business operations have been revived.

As of March 31, 2009, details of the subsidiaries of the Company are as follows:

Subsidiaries’ names	Domicile and date of incorporation	Paid-up capital	Percentage of effective ownership	Principal activities
New Zealand WAYNE’S New Resources Development Co., Ltd (“New Resources”)	British Virgin Islands March 13, 2008	$50,000	100%	Holding company of the other subsidiaries

Heilongjiang Shuaiyi New Energy Development Co., Ltd (“Heilongjiang Shuaiyi”)	People’s Republic of China (“PRC”) July 11, 2006	RMB60,000,000	100%	Principally engaged in investment holding

Daqing Shuaiyi Biomass Technology Co., Ltd. (“Daqing Shuaiyi”)	PRC August 8, 2005	RMB10,000,000	100%	Growing and sales of Chinese Caterpillar Fungus, which is widely used for Chinese medicine

Harbin Shuaiyi Green and Specialty Food Trading LLP. (“Harbin Shuaiyi”)	PRC May 18, 2001	RMB1,500,000	100%	Sales of agricultural products

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2009 AND 2008

NOTE 2

SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation

These condensed consolidated financial statements include the financial statements of YzApp and its subsidiaries. All significant inter-company balances or transactions have been eliminated on consolidation.

Basis of preparation

These condensed consolidated financial statements for the interim periods are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Company’s annual report on Form 10-K for the year ended December 31, 2008.

Use of estimates

The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions.

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

	As of March 31, 2009	As of December 31, 2008
Balance sheet items, except for equity accounts	US$1=RMB6.8359	US$1=RMB6.8346

Three months ended March 31,
	2009	2008
Items in the statements of income and cash flows	US$1=RMB6.8357	US$1=RMB7.1692

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2009 AND 2008

Research and development costs

Research and development costs are expensed to operations as incurred. Research and development costs were $8,777 and $7,107 for the three months ended March 31, 2009 and 2008, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were $1,097 and $3,157 for the three months ended March 31, 2009 and 2008, respectively.

Shipping and handling costs

Substantially all costs of shipping and handling of products to customers are included in selling expenses. Shipping and handling costs for the three months ended March 31, 2009 and 2008 were nil and $289, respectively.

Earnings per share

All per share data including earnings per share has been retroactively restated to reflect the reverse acquisition on December 23, 2008 whereby the 689,390 shares of preferred stock issued by YzApp (the nominal acquirer) to the shareholder of New Resources (the nominal acquiree) are deemed to be the number of shares outstanding for the period prior to the reverse acquisition. For the period after the reverse acquisition, the number of shares considered to be outstanding is the actual number of shares outstanding during that period. As holders of Series A Preferred Stock vote with the holders of common stock on all matters on a an as-converted to common stock basis, basic and diluted earnings per share have been calculated and presented on the basis that all shares of the Company’s common stock and Series A Preferred Stock are considered a single class and on an as-converted to common stock basis.

Recent Accounting Pronouncement Adopted

Effective January 1, 2009, the first day of fiscal 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position Financial Accounting Standard 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 ("SFAS 142"), “Goodwill and Other Intangible Assets.” The Company will apply FSP FAS 142-3 prospectively to intangible assets acquired subsequent to the adoption date. The adoption of FSP FAS 142-3 had no impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted, Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities,” which amends and expands Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 161 requires tabular disclosure of the fair value of derivative instruments and their gains and losses. This Statement also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of SFAS 161 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

During 2008, the Company adopted FASB Staff Position No. 157-2 ("FSP FAS 157-2"), "Effective Date of FASB Statement 157,"which deferred the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. Effective January 1, 2009, we adopted the provisions of SFAS 157 for nonfinancial assets and liabilities. The adoption of FSP FAS 157-2 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2009 AND 2008

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51." SFAS 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. SFAS 160 was effective beginning in the Company’s fiscal 2009. SFAS 160 requires prospective application, except for the presentation and disclosure requirements, which must be applied retrospectively to all periods presented. The adoption of SFAS 160 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations." SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. The Company will apply SFAS 141R to any business combinations subsequent to adoption. In addition, this Statement requires that any additional reversal of deferred tax asset valuation allowance established in connection with our fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting.

In April 2009, the FASB issued FASB Staff Position Financial Accounting Standard 141R-1 ("FSP FAS 141R-1"), "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." FSP FAS 141R-1 amends SFAS 141R to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, " Accounting for Contingencies" , to determine whether the contingency should be recognized at the acquisition date or after such date. FSP FAS 141R-1 is effective for business combinations whose acquisition date is on or after the first reporting period beginning after December 15, 2008. Accordingly, the Company adopted this FSP during the first quarter of 2009. The adoption of FSP FAS 141R-1 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

New accounting pronouncement to be adopted

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1 (“FSP FAS 132(R)-1”), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FSP expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. The Company is required to adopt FSP FAS 132(R)-1 in the fourth quarter of 2009. The Company is currently in the process of assessing the impact that this FSP may have on the disclosures in the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1"), "Interim Disclosures about Fair Value of Financial Instruments." The FSP amends SFAS 107, "Disclosure about Fair Value of Financial Instruments," and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company is required to adopt FSP FAS 107-1 and APB 28-1 in the second quarter of 2009. The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Condensed Consolidated Financial Statements.

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2009 AND 2008

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), "Recognition and Presentation of Other-Than-Temporary Impairments." The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company is required to adopt FSP FAS 115-2 and FAS 124-2 in the second quarter of 2009. The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), " Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements" , when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company is required to adopt FSP FAS 157-4 in the second quarter of 2009. The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Condensed Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements upon adoption.

NOTE 3

ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	March 31,	December 31,
	2009	2008
	Unaudited	Audited

Accounts receivable	$426,118	$283,822
Less: Allowance for doubtful debts	-	-
Accounts receivable, net	$426,118	$283,822

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2009 AND 2008

NOTE 4 OTHER RECEIVABLES

Other receivables consist of the following:
	March 31,	December 31,
	2009	2008
	Unaudited	Audited

Other receivables	$10,240	$14,105
Less: Allowance for doubtful debts	-	-
Other receivables, net	$10,240	$14,105

NOTE 5 INVENTORIES

Inventories by major categories are summarized as follows:
	March 31,	December 31,
	2009	2008
	Unaudited	Audited

Raw materials	$140,197	$147,824
Work in progress	251,303	832,680
Finished goods	178,821	187,575
	$570,321	$1,168,079

NOTE 6 INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:
	March 31,	December 31,
	2009	2008
	Unaudited	Audited

Computer software, cost	$1,453	$1,453
Exclusive right to use a secret process, cost	4,390,358	4,391,193
Less: Accumulated amortization	(1,318,192)	(1,208,651)
	$3,073,619	$3,183,995

In April 2006, the Company purchased from a third party a ten-year exclusive right to use a secret process and method in the cultivation and growing of Chinese Caterpillar Fungus, which is widely used for Chinese medicine, for a cash consideration of RMB30,000,000, payable over five years. The exclusive right is amortized over its term of ten years using the straight-line method.

Amortization expenses for the three months ended March 31, 2009 and 2008 were $109,774 and $104,788, respectively.

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2009 AND 2008

NOTE 7

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31,	December 31,
	2009	2008
	Unaudited	Audited
Cost:
Buildings	$11,645,326	$11,647,541
Office equipment	9,315	9,317
Machinery	98,884	98,903
Motor vehicles	54,780	54,790
Total cost	11,808,305	11,810,551
Less: Accumulated depreciation	(1,050,151)	(907,575)
Net book value	$10,758,154	$10,902,976

Depreciation expenses for the three months ended March 31, 2009 and 2008 were $142,753 and $173,617, respectively.

NOTE 8

OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:
	March 31,	December 31,
	2009	2008
	Unaudited	Audited

Accrued staff costs	$283,555	$235,421
Other taxes payable	43,676	232,481
Other payables	5,056	5,057

	$332,287	$472,959

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

The following table presents the amounts payable for the next five years and thereafter:

Period ending March 31,
2010	$877,719
2011	877,719
2012 and thereafter	-
Total	1,755,438
Less: Current portion	(877,719)
Non-current portion	$877,719

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2009 AND 2008

NOTE 10

ACQUISITION PAYABLE

The acquisition payable represents the transfer price of RMB60,000,000 payable by New Resources for the acquisition of 100% equity interest in Heilongjiang Shuaiyi. As discussed in Note 15, the acquisition payable is due for payment in full on or before December 1, 2009 by New Resources to Shuaiyi Founders who are also shareholders of the Company. During the period, the Company paid $50,269, as a part of the transfer price, to the Shuaiyi Founders who have agreed extend a 10-year subordinated loan of a same amount as the transfer price of RMB60,000,000 to the Company upon receipt of the full transfer price.

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

Shares of Series A Preferred Stock will be, upon the occurrence of certain events, convertible into shares of common stock on the basis of one share of Series A Preferred Stock for 2,000 shares of common stock, which will be adjusted to a conversion ratio of one share of Series A Preferred Stock for 17.45 shares of common stock upon the effectiveness of a planned 1-for-114.59 reverse split of the Company’s outstanding common stock, as discussed in Note 17. All shares of Series A Preferred Stock will be automatically converted into common stock upon the effectiveness of such reverse stock split. Holders of Series A Preferred Stock vote with the holders of common stock on all matters on an as-converted to common stock basis.

As of March 31, 2009 and December 31, 2008, the Company had 727,520 shares of Series A Preferred Stock issued and outstanding.

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2009 AND 2008

NOTE 12

INCOME TAXES

The PRC subsidiaries within the Group are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate, i.e. the PRC. The statutory PRC Enterprise Income Tax (“EIT”) rate for the Companies’ PRC subsidiaries was generally 33% for periods before January 1, 2008. However, one of the Companies’ subsidiaries, Daqing Shuaiyi, being engaged in growing and sales of agricultural products is entitled to a preferential EIT treatment whereby Daqing Shuaiyi was granted an EIT holiday for the two years ended December 31, 2007 and 2006 and a 50% reduction on the EIT rate for the year ended December 31, 2008 and the two years ending 2009 and 2010.

The Company’s income tax expense consisted of:
	Three months ended March 31,
	2009	2008
	Unaudited	Unaudited

Current – PRC EIT	$(316,192)	$(209,279)

On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Enterprise Income Tax Law (“New EIT Law”), which took effect from January 1, 2008. Under the New EIT Law, foreign-owned enterprises as well as domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides for a five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential EIT treatment. Accordingly, Daqing Shuaiyi has continued to be entitled to the 50% reduction on its EIT rate for the year ended December 31, 2008 and the two years ending 2009 and 2010.

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2009 AND 2008

NOTE 13

RELATED PARTY TRANSACTIONS

(a)

Due to related parties

Due to related parties consisted of the following:

		March 31,	December 31,
		2009	2008
		Unaudited	Audited
Due to related company:
- Heilonjiang Shuaiyi Technology Development Co., Ltd. (“Shuaiyi Technology”)	(i)	$11,246	$8,998
- Ms.Lianyun Han	(ii)	61,586	-

		$72,832	$8,998

(i) Shuaiyi Technology and the Company are under common control and management. The amount payable were rentals on land payable by the Company

(ii) Ms. Lianyun Han is the CEO and Chairman of the Company.

Due to Shuaiyi Technology relates to the land rental payable to Shuaiyi Technology.

The amounts due to related parties were non-interest bearing, unsecured and without any fixed term of repayment.

(b)

Purchase of goods

For the three months ended March 31, 2009 and 2008, the Company purchased rice amounting to $395,702 and $328,592, respectively, from Shuaiyi Technology.

(c)

Lease of land

For the three months ended March 31, 2009 and 2008, the Company paid rental expense of $2,249 and $2,145 respectively, for the use of land under an operating lease with Shuaiyi Technology.

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2009 AND 2008

NOTE 14

CONCENTRATION OF RISK

(a)	Concentration of credit risk

As of March 31, 2009 and December 31, 2008, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts

For the three months ended March 31, 2009 and 2008, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of March 31, 2009 and December 31, 2008 also arose in the PRC.

There was no single customer who accounted for more than 10% of the Company’s revenue for either the three months ended March 31, 2009 or 2008.

As of March 31, 2009, the largest four customers accounted for 21%, 14%, 14% and 10% of accounts receivable of the Company. As of December 31, 2008, the largest three customers accounted for 32%, 23% and 15% of accounts receivable of the Company. Except as aforesaid, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of March 31, 2009 or December 31, 2008.

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

NOTE 15

COMMITMENTS AND CONTINGENCIES

(a)	Operating leases

The Company has entered into tenancy agreements for the lease of exhibition hall and land with a third party and a related company (see Note 13(a)), respectively, for the purposes of the operation of its subsidiaries. The Company’s commitments for minimum lease payments under this operating lease for the next five years and thereafter as of March 31, 2009 are as follows:

Remainder of 2009	$23,863
2010	31,817
2011	8,997
2012	8,997
2013	8,997
Thereafter	125,953

Total	$208,624

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2009 AND 2008

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

In the event that any current or former employee files a complaint with the PRC government, the Company's subsidiaries may be subject to making up the social insurances as well as administrative fines. As the Company believes that these fines would not be material, no provision has been made in this regard.

(c)

Transfer price for equity interest in Heilongjiang Shuaiyi

On July 28, 2008, the Company’s subsidiary, New Resources entered into an equity transfer agreement with the Shuaiyi Founders to acquire all of their equity interests in Heilongjiang Shuaiyi for RMB60,000,000 (approximately $8.8 million). A new business license was issued to Heilongjiang Shuaiyi on December 1, 2008. According to PRC merger and acquisition rules, the equity interest transfer price should be paid in full within three months commencing from the issuance of the new business license to Heilongjiang Shuaiyi. If the transfer price is not paid by this date, the Company may apply to the relevant PRC business bureau for an extension of up to one year from the date of the issuance of the license; provided, however, that 60% of the transfer price will be required to be paid within six months from such date. However, if the Company is unable to make the payment for the transfer price by the March 1, 2009 or extended deadline and the relevant PRC business bureau does not grant the Company additional time to make the payment, the Company may be subject to fines or penalties imposed by the PRC business bureau. In addition, the Company may not be permitted to exercise any decision-making rights as a shareholder in Heilongjiang Shuaiyi or to consolidate Heilongjiang Shuaiyi's financial results into the Company’s financial statements.

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

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2009 AND 2008

NOTE 16

SEGMENT INFORMATION

The Company operates in two business segments identified by product, “Chinese Caterpillar Fungus” and “other agricultural products”. The Chinese Caterpillar Fungus segment consists of the growing and sales of Chinese Caterpillar Fungus, which business is conducted through the Company’s subsidiary, Daqing Shuaiyi. The other agricultural products segment consists of the sales of rice, flour and silage corn etc, agricultural products which business is mainly conducted through the Company’s subsidiary, Harbin Shuaiyi.

Throughout the three months ended March 31, 2009 and 2008, all of the Company’s operations were carried out in one geographical segment - China.

	Chinese	Other
	Caterpillar	Agricultural	Corporate
Three months ended March 31, 2009	Fungus	Products	unallocated	Consolidated

Segment revenue from external customers	$2,900,846	$1,741,878	$-	$4,642,724

Segment profit (loss)	$2,080,125	$485,220	$(78,884)	$2,486,461
Income from operations before income taxes				$2,486,461

Segment assets	$23,340,035	$1,032,236	$2,446,248	$26,818,519
Total assets				$26,818,519

Other segment information:
Depreciation and amortization	$249,877	$1,963	$687	$252,527
Expenditure for segment assets	$-	$-	$-	$-

	Chinese	Other
	Caterpillar	Agricultural	Corporate
Three months ended March 31, 2008	Fungus	Products	unallocated	Consolidated

Segment revenue from external customers	$1,504,034	$1,461,925	$-	$2,965,959

Segment profit (loss)	$1,105,616	$477,293	$(127,900)	$1,455,009
Income from operations before income taxes				$1,455,009

Segment assets	$17,671,969	$728,805	$1,789,407	$20,190,181
Total assets				$20,190,181

Other segment information:
Depreciation and amortization	$257,016	$771	$20,618	$278,405
Expenditure for segment assets	$-	$3,847	$-	$3,847

YZAPP INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2009 AND 2008

NOTE 17

SUBSEQUENT EVENTS

On April 21, 2009, the Company filed with the Securities and Exchange Commission (SEC) a definitive information statement on Schedule 14C pursuant to Section 14(c) of the Securities Exchange Act of 1934 relating to a written consent of the majority stockholders of the Company authorizing an amendment and restatement of the Company’s Articles of Incorporation (the “Restated Articles”) to, among other things:

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

The Company has mailed the definitive information statement on Schedule 14C to stockholders. The Company will, when permissible following the expiration of the 20-day period mandated by Rule 14c of the Exchange Act and the provisions of the Nevada Revised Statutes, file the Restated Articles with the Nevada Secretary of State’s Office. The Restated Articles will become effective upon such filing and the Company anticipates that such filing will occur around May 19, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of the Quarter Report and our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Certain Terms

In this report, unless indicated otherwise, references to:

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
  “Harbin Shuaiyi” refers to Harbin Shuaiyi Green & Specialty Food Trading LLC, our indirect, wholly-owned subsidiary, a Chinese corporation;
  “BVI” refers to the British Virgin Islands;
  “China,” “Chinese” and “PRC,” refer to the People’s Republic of China;
  “Renminbi” and “RMB” refer to the legal currency of China;
  “U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;
  “SEC” refers to the United States Securities and Exchange Commission;
  “Securities Act” refers to the Securities Act of 1933, as amended; and
  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended

Overview of Our Business

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

According to Georges Halpern’s Healing Mushrooms, certain research has shown that Cordyceps Militaris may boost our immune system, and can be used as a supplement for the purposes of combating certain effects of fatigue and aging, as well as reducing blood pressure, the occurrences of certain tumors, and combating arteriosclerosis and certain gastrointestinal disorders. In addition, Cordyceps Militaris has significantly high economic values. According to Halpern , wild Cordyceps Militaris can cost as much as $10,000 per kilogram. Due to the extremely sensitive growing conditions of Cordyceps Militaris, it is very difficult to grow the plant in a man-made environment. Through several years of laboratory tests, we developed the technology to commercially grow and produce Cordyceps Militaris in 2006. We generated approximately 62.49% of our revenues from dry Chinese Caterpillar Fungus during the first quarter of 2009. We believe that we own 19% of the world wide market share in the cultivated Chinese Caterpillar Fungus industry. We plan to continue to focus on dry Chinese Caterpillar Fungus, which is our fastest growing product line with the greatest market demand and a significantly high profit margin.

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

First Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the first fiscal quarter of 2009, which resulted in continued growth in our revenues and net income.

The following are some financial highlights for the first quarter of 2009:

  Revenues: Our revenues were approximately $4.64 million for the first quarter of 2009, an increase of 56% from the same quarter of last year.
  Gross Margin: Gross margin was 62.2% for the first quarter of 2009, as compared to 60.3% for the same period in 2008.
  Operating Profit: Operating profit was approximately $2.47 million for the first quarter of 2009, an increase of 71% from $1.45 million of the same period last year.
  Net Income: Net income was approximately $2.17 million for the first quarter of 2009, an increase of 74% from the same period of last year.
  Fully diluted earnings per share was $0.001 for the first quarter of 2009.

RESULTS OF OPERATIONS

Three Months Ended Mach 31, 2009 Compared to Three Months Ended March 31, 2008

The following table summarizes the results of our operations during the three-month periods ended March 31, 2009 and 2008, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2008 to the three-month period ended March 31, 2009.

	Three Months Ended March		Three Months Ended March
	31, 2009		31, 2008
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues
Revenues	4,643	100%	2,966	100%
Cost of goods sold	(1,756)	37.8%	(1,176)	39.6%
Gross Profit	2,887	62.2%	1,790	60.3%
Selling expenses	(112)	2.4%	(25)	0.8%
General and administrative expenses	(303)	6.5%	(313)	10.6%
Income from operations	2,472	53.2%	1,451	48.9%
Other income and (expenses)
Interest income	12	0.3%	3	0.1%
Other income	0.15	0.003%	0.06	0.002%
Exchange gain	1	0.02%	-	-
Income before income tax	2,486	53.5%	1,455	49.1%
Provision for income tax	(316)	6.8%	(209)	7.1%
Net income	2,170	46.7%	1,246	42.0%

Revenues. Revenues increased approximately $1.67 million, or 56.2%, to approximately $4.64 million for the three months ended March 31, 2009, from approximately $2.97 million for the same period in 2008. This increase was mainly attributable to the increase of our sales and output volume of our product, dry Chinese Caterpillar Fungus, driven by the continued increase in market demand for our products. At the same time, the Company introduced its small package Chinese Caterpillar Fungus which has higher unit selling price in the second half of 2008..

Cost of Goods Sold. Our cost of goods is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of goods sold increased approximately $0.58 million, or 49.2%, to approximately $1.76 million for the three months ended March 31, 2009, from approximately $1.18 million during the same period in 2008. This increase was mainly due to the increase in our raw materials and labor costs, which were generally in line with the increase in our sales. As a percentage of revenues, the cost of goods sold decreased to 37.8% during the three moths ended March 31, 2009 from 39.6% in the same period in 2008. Such increase of gross margin was mainly attributable to the fact that a larger portion of our total revenues was generated from our small package products with higher unit selling price as compared to the same period of 2008. Because the gross margin of small package products is higher than that of larger package products, the percentage of cost of sales to total sales revenue decreased in the first quarter of 2009.

Gross Profit. Our gross profit increased by approximately $1.1 million, or 61.5%, to approximately $2.89 million for the three months ended March 31, 2009 from approximately $1.79 million during the same period in 2008. Gross profit as a percentage of revenues was 62.2% for the three months ended March 31, 2009, an increase of 1.9% from 60.3% during the same period in 2008. Such percentage increase was mainly due to the increased sales of our higher margin small package Chinese Caterpillar Fungus products.

Selling Expenses . Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, and other sales related costs. Selling expenses increased approximately $ 0.08 million, or 266.7%, to approximately $0.11 million for the three months ended March 31, 2009 from approximately $0.03 million during the same period in 2008. As a percentage of revenues, selling expenses increased to 2.32% for the three months ended March 31, 2009 from 0.8% for the same period in 2008. The increase in the amount and percentage of selling expenses was mainly attributable to the increase of salaries and travelling expenses of our sales representatives and more marketing activities to promote our products..

General and Administrative Expenses . General and administrative expenses decreased approximately $0.01 million, or 3.2%, to approximately $0.30million for the three months ended March 31, 2009 from approximately $0.31 million for the same period in 2008. As a percentage of revenues, general and administrative expenses decreased to 4.1% for the three months ended March 31, 2009 from 10.6% for the same period in 2008. Due to our effective internal control over overhead costs, we slightly decreased our general and administrative expenses despite the fact that our cost of sales increased in line with increase in our sales during the first quarter of 2009.

Income Before Income Tax . Income before income tax increased approximately $1.03 million, or 70.5%, to approximately $2.49 million during the three months ended March 31, 2009 from approximately $1.46 million during the same period in 2008. As a percentage of revenues, income before income tax increased to 53.5% during the three months ended March 31, 2009 from 49.1% during the same period in 2008. The increase of income before income tax is mainly attributable to the increase in our gross profit as a result of the increase in our sales.

Income Taxes. YzApp International Inc. is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as YzApp International Inc. had no income taxable in the United States. New Resources was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes. Our PRC subsidiaries are subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. Under the Provisional Taxation Regulation of the People’s Republic of China effective before January 1, 2008, income tax was generally payable by enterprises at a rate of 33% of their taxable income. Newly established high-technology enterprises, such as our subsidiary Daqing Shuaiyi, are entitled to a two-year 50% tax reduction. Daqing Shuaiyi has been subject to a 12.5% income tax rate in 2008 and 2009 and Harbin Shuaiyi was subject to a tax rate of 25% in 2008 and is subject to a tax rate of 25% in 2009.

Income tax increased approximately $0.11 million to approximately $52.4 million for the three months ended March 31, 2009 from approximately $0.21 million for the same period in 2008. We paid more tax in 2009 because of the increase in sales and taxable income.

Net Income . Net income increased by approximately $0.92 million, or 73.6% to approximately $2.17 million for the three months ended March 31, 2009 from approximately $1.25 million for the same period of 2008, as a result of the factors described above.

Liquidity and Capital Resources

General

As of March 31, 2009, we had cash and cash equivalents (excluding restricted cash) of approximately $11.98 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

(All amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2009	2008
Net cash provided by (used in) operating activities	$2,774	$1,156
Net cash provided by (used in) investing activities	(50)	(3)
Net cash provided by (used in) financing activities	61	-
Net cash flow	2,782	1,287

Operating Activities

Net cash provided by operating activities was approximately $2.78 million for the three-month period ended March 31, 2009, which is an increase of approximately $1.62 million from approximately $1.16 million net cash provided by operating activities for the same period of 2008. The increase of the cash provided by operating activities was mainly attributable to the increases in our net profit and the decrease in our inventory as a result of the increase in our sales.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash used in investing activities for the three-month period ended March 31, 2009 was approximately $0.05million, which is an increase of approximately $0.047 million from net cash used in investing activities of approximately $0.003 million for the same period of 2008. The increase of the cash used in investing activities was mainly due to the payment to the original shareholders of Heilongjiang Shuaiyi for the transfer of their equity interests in Heilongjiang Shuaiyi to New Resources in connection with the Company’s restructuring.

Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2009 was approximately $0.061 million while we did not have net cash provided by financing activities for the same period in 2008. During the first quarter of 2009, we borrowed approximately $0.0061 million from our Chairman, Lianyun Han as working capital of the Company.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Recently Issued Accounting Pronouncements

Effective January 1, 2009, the first day of fiscal 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position Financial Accounting Standard 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 ("SFAS 142"), “Goodwill and Other Intangible Assets.” The Company will apply FSP FAS 142-3 prospectively to intangible assets acquired subsequent to the adoption date. The adoption of FSP FAS 142-3 had no impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted, Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities,” which amends and expands Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 161 requires tabular disclosure of the fair value of derivative instruments and their gains and losses. This Statement also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of SFAS 161 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

During 2008, the Company adopted FASB Staff Position No. 157-2 ("FSP FAS 157-2"), "Effective Date of FASB Statement 157,"which deferred the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. Effective January 1, 2009, we adopted the provisions of SFAS 157 for nonfinancial assets and liabilities. The adoption of FSP FAS 157-2 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51." SFAS 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. SFAS 160 was effective beginning in the Company’s fiscal 2009. SFAS 160 requires prospective application, except for the presentation and disclosure requirements, which must be applied retrospectively to all periods presented. The adoption of SFAS 160 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations." SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. The Company will apply SFAS 141R to any business combinations subsequent to adoption. In addition, this Statement requires that any additional reversal of deferred tax asset valuation allowance established in connection with our fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting.

In April 2009, the FASB issued FASB Staff Position Financial Accounting Standard 141R-1 ("FSP FAS 141R-1"), "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." FSP FAS 141R-1 amends SFAS 141R to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, " Accounting for Contingencies" , to determine whether the contingency should be recognized at the acquisition date or after such date. FSP FAS 141R-1 is effective for business combinations whose acquisition date is on or after the first reporting period beginning after December 15, 2008. Accordingly, the Company adopted this FSP during the first quarter of 2009. The adoption of FSP FAS 141R-1 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

New accounting pronouncement to be adopted

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1 (“FSP FAS 132(R)-1”), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FSP expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. The Company is required to adopt FSP FAS 132(R)-1 in the fourth quarter of 2009. The Company is currently in the process of assessing the impact that this FSP may have on the disclosures in the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1"), "Interim Disclosures about Fair Value of Financial Instruments." The FSP amends SFAS 107, "Disclosure about Fair Value of Financial Instruments," and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company is required to adopt FSP FAS 107-1 and APB 28-1 in the second quarter of 2009. The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), "Recognition and Presentation of Other-Than-Temporary Impairments." The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company is required to adopt FSP FAS 115-2 and FAS 124-2 in the second quarter of 2009. The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), " Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements" , when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company is required to adopt FSP FAS 157-4 in the second quarter of 2009. The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Condensed Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lianyun Han and Mr. Xianfeng Han, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Lianyun Han and Mr. Xianfeng Han concluded that as of March 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any legal proceedings or claims that would require disclosure under Item 103 of Regulation S-K. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended March 31, 2009 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 4, 2009, our board of directors and New Zealand WAYNE’s Investment Holdings Co., Ltd., the holder of approximately 69.9% of our issued and outstanding capital stock at such time, approved by a written consent in lieu of a meeting an amendment and restatement of our Articles of Incorporation to, among other things, (i) change our name to “Shuaiyi International New Resources Development Inc.”, (ii) increase our total authorized stock from 50,000,000 to 190,000,000 shares of common stock, (iii) effect a 1-for-114.59 reverse split of our issued and outstanding common stock, and (iv) include certain provisions regarding our election not to be governed by certain provisions of the Nevada Revised Statutes restricting certain business combinations with interested stockholders and control share acquisitions.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBITS.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 13, 2009

YZAPP INTERNATIONAL INC.

By: /s/ Lianyun Han
-------------------------------------
Lianyun Han
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Xianfeng Han
-------------------------------------
Xianfeng Han
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.