Form 10-Q
period 2009-06-30
SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC.
filed 2009-08-13
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-52899

Shuaiyi International New Resources Development Inc.
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	13,297,731

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008 (Audited)	1
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited) for the Three Months and Six Months Ended June 30, 2009 and 2008	2
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) for the Six Months Ended June 30, 2009	3
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2009 and 2008	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5-18

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	As of
	June 30,	December 31,
	2009	2008
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,873,770	$9,198,243
Accounts receivable, net	341,322	283,822
Other receivables	18,736	14,105
Inventories	624,763	1,168,079
Total current assets	14,858,591	10,664,249
OTHER ASSETS
Intangible assets, net	2,965,584	3,183,995
Property, plant and equipment, net	10,622,017	10,902,976
Total other assets	13,587,601	14,086,971
Total assets	$28,446,192	$24,751,220

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$19,160	$3,206
Other payables and accruals	412,211	472,959
Payable for intangibles – Current portion	878,233	877,886
Income tax payable	134,526	119,486
Due to related parties	75,126	8,998
Acquisition payable	8,732,101	8,778,861
Total current liabilities	10,251,357	10,261,396
NON-CURRENT LIABILITIES
Payable for intangibles, net of current portion	878,233	877,886
Total liabilities	11,129,590	11,139,282

COMMITMENTS AND CONTINGENCIES (Note 16)

SHAREHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, none and 727,520 shares issued and outstanding	-	727
Common stock, $0.001 par value, 190,000,000 shares authorized, 13,297,731 and 11,746,041shares issued and outstanding	13,298	11,746
Additional paid-in capital	2,216,891	2,192,716
Statutory reserves	1,326,239	1,326,239
Retained earnings	12,802,091	9,131,744
Accumulated other comprehensive income	958,083	948,766
Total shareholders' equity	17,316,602	13,611,938
Total liabilities and shareholders' equity	$28,446,192	$24,751,220

See accompanying notes to condensed consolidated financial statements

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME (UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Revenue	$3,339,762	$2,820,892	$7,983,039 $	5,787,512

Cost of goods sold	(1,183,805)	(1,061,082)	(2,939,751)	(2,237,847)
Gross profit	2,155,957	1,759,810	5,043,288	3,549,665

Selling expenses	(81,574)	(25,224)	(193,119)	(50,317)
General and administrative expenses	(354,696)	(253,093)	(658,211)	(567,838)
Income from operations	1,719,687	1,481,493	4,191,958	2,931,510

Other income (expenses):
Interest income	39,849	6,720	52,584	10,442
Exchange loss	(5,109)	-	(3,509)	-
Other	-	3,821	152	3,821
Income before income tax	1,754,427	1,492,034	4,241,185	2,945,773
Provision for income tax	(254,620)	(207,812)	(570,838)	(417,009)
Net income	1,499,807	1,284,222	3,670,347	2,528,764

Other comprehensive income:
Foreign currency translation adjustment	13,628	423,690	9,317	1,025,980
Total comprehensive income	$1,513,435	$1,707,912	$3,679,664 $	3,554,744

Earnings per share:
Basic	$0.12	$0.11	$0.29 $	0.21
Diluted	$0.12	$0.11	$0.29 $	0.21

Weighted average number of shares outstanding:
Basic	12,874,654	12,032,289	12,836,405	12,032,289
Diluted	12,874,654	12,032,289	12,836,405	12,032,289

See accompanying notes to condensed consolidated financial statements

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)

								Accumulated
	Preferred Stock		Common Stock		Additional			Other
	Number		Number		Paid-in	Statutory	Retained	Comprehensive
	of Shares	Amount	of Shares	Amount	Capital	Reserves	Earnings	Income	Total

At December 31, 2008 (Audited)	727,520	$727	11,746,041	$11,746	$2,192,716	$1,326,239	$9,131,744	$948,766	$13,611,938
Net income	-	-	-	-	-	-	3,670,347	-	3,670,347
Foreign currency translation adjustment	-	-	-	-	-	-	-	9,317	9,317
Comprehensive income	-	-	-	-	-	-	-	-	3,679,664
Conversion of preferred stock into common stock	(727,520)	(727)	12,695,223	12,695	(11,968)	-	-	-	-
1-for-114.59 Reverse Split	-	-	(11,643,533)	(11,643)	11,643	-	-	-	-
Issuance of shares to employees and consultants under 2009 Equity Incentive Plan (Note 12)	-	-	500,000	500	24,500	-	-	-	25,000

At June 30, 2009 (Unaudited)	-	-	$13,297,731	$13,298	$2,216,891	$1,326,239	$12,802,091	958,083	$17,316,602

See accompanying notes to condensed consolidated financial statements

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Six Months
	Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,670,347	$2,528,764
Adjustments to reconcile net income to cash provided by operating activities:
Share-based compensation expense	25,000	-
Depreciation and amortization	504,872	556,667
Loss from disposition of property, plant and equipment	-	122
Impairment losses on trade and other receivables	-	2,379
Loss on write-down of inventories	-	5,506
(Increase) decrease in assets:
Accounts receivable	(57,381)	(448,170)
Deposits and other receivables	(4,625)	(87,629)
Inventories	543,706	232,193
Trade receivable due from related parties	-	(7,877)
Increase (decrease) in liabilities:
Accounts payable	15,950	(25,476)
Other payables and accruals	(60,928)	(264,328)
Income tax payable	14,991	72,165
Trade payable due to related parties	4,500	4,295
Net cash provided by operating activities	4,656,432	2,568,611
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(30,806)
Purchase of intangible asset	-	(1,252)
Payment of acquisition payable	(50,269)	-
Net cash used in investing activities	(50,269)	(32,058)
CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related parties	61,615	-
Net cash provided by financing activities	61,615	-
Foreign currency translation adjustment	7,749	217,010
INCREASE IN CASH AND CASH EQUIVALENTS	4,675,527	2,753,563
CASH AND CASH EQUIVALENTS, at the beginning of the period	9,198,243	2,148,348
CASH AND CASH EQUIVALENTS, at the end of the period	$13,873,770	$4,901,911
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Machinery acquired in exchange for issuance of capital	$-	$1,282,234
SUPPLEMENTAL DISCLOSURE INFORMATION
Income taxes paid	$592,947	$367,421

See accompanying notes to condensed consolidated financial statements

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30, 2009 AND 2008

NOTE 1             DESCRIPTION OF BUSINESS AND ORGANIZATION

Shuaiyi International New Resources Development Inc. (“the Company” or “Shuaiyi International”) was formerly known as YzApp International Inc. and incorporated in the State of Nevada on December 22, 2002. On December 23, 2008, the Company completed a reverse acquisition of New Zealand WAYNE’S New Resources Development Co., Ltd. (“New Resources”). As a result of the reverse acquisition of New Resources, the Company is no longer a shell company and active business operations have been revived.

On May 19, 2009, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State to amend the Company’s current Articles of Incorporation to, among other things, (1) change the name of the Company from “YzApp International Inc.” to “Shuaiyi International New Resources Development Inc.,” (2) increase the total number of shares of common stock that the Company has the authority to issue from 50,000,000 to 190,000,000 shares and (3) effect a one for 114.59 reverse split of the Company’s outstanding common stock (the “Reverse Split”). The detailed description of the Amendments is stated in the Company’s Form 8-K dated May 26, 2009.

As of June 30, 2009, details of the subsidiaries of the Company are as follows:

	Domicile and		Percentage
	date of		of effective
Subsidiaries’ names	incorporation	Paid-up capital	ownership	Principal activities

New Zealand WAYNE’S	British Virgin	$50,000	100%	Holding company of
New Resources	Islands			the other subsidiaries
Development Co., Ltd	March 13, 2008
(“New Resources”)

Heilongjiang Shuaiyi New	People’s	RMB60,000,00	100%	Principally engaged in
Energy Development Co.,	Republic of	0		investment holding
Ltd (“Heilongjiang	China (“PRC”)
Shuaiyi”)	July 11, 2006

Daqing Shuaiyi Biomass	PRC	RMB10,000,00	100%	Growing and sales of
Technology Co., Ltd.	August 8, 2005	0		Chinese Caterpillar
(“Daqing Shuaiyi”)				Fungus, which is
				widely used for
				Chinese medicine

Harbin Shuaiyi Green and	PRC	RMB1,500,000	100%	Sales of agricultural
Specialty Food Trading	May 18, 2001			products
LLP. (“Harbin Shuaiyi”)

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30, 2009 AND 2008

NOTE 2             SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation

These condensed consolidated financial statements include the financial statements of Shuaiyi International and its subsidiaries. All significant inter-company balances or transactions have been eliminated on consolidation.

Basis of preparation

These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Use of estimates

The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions.

Foreign currency

The Company uses United States dollars (“US Dollar” or “US$” or “$”) for financial reporting purposes. However, the Company maintains the books and records in its functional currency, Chinese Renminbi (“RMB”), being the primary currency of the economic environment in which its operations are conducted. In general, the Company translates its assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:-

	As of June 30, 2009	As of December 31, 2008
Balance sheet items, except for equity accounts	US$1=RMB6.8319	US$1=RMB6.8346

	Three months ended June 30,
	2009	2008
Items in the statements of income and cash flows	US$1=RMB 6.8299	US$1=RMB 6.9645

	Six months ended June 30,
	2009	2008
Items in the statements of income and cash flows	US$1=RMB6.8328	US$1=RMB 7.0686

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30, 2009 AND 2008

Research and development costs

Research and development costs are expensed to operations as incurred. Research and development costs were $18,139 and $15,696 for the six months ended June 30, 2009 and 2008, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were $1,098 and $90 for the six months ended June 30, 2009 and 2008, respectively.

Shipping and handling costs

Substantially all costs of shipping and handling of products to customers are included in selling expenses. Shipping and handling costs for the six months ended June 30, 2009 and 2008 were nil and $293, respectively.

Earnings per share

All per share data including earnings per share has been retroactively restated to reflect the reverse acquisition on December 23, 2008 whereby the 689,390 shares of preferred stock issued by the Company (the nominal acquirer) to the shareholder of New Resources (the nominal acquiree) are deemed to be the number of shares outstanding for the period prior to the reverse acquisition. For the period after the reverse acquisition, the number of shares considered to be outstanding is the actual number of shares outstanding during that period.

As discussed in note 10, the Company effected a 1-for-114.59 Reverse Split of its common stock and all outstanding shares of Series A Preferred Stock were automatically converted to common stock. The weighted average number of shares for the purposes of calculating the earnings per share has been retroactively adjusted as if the Reverse Split took effect as of the beginning of the earliest period presented. As holders of Series A Preferred Stock were entitled to vote with the holders of common stock on all matters on a an as-converted to common stock basis, basic and diluted earnings per share have been calculated and presented on the basis that all shares of the Company’s common stock and Series A Preferred Stock are considered a single class and on an as-converted to common stock basis before the Reverse Split.

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

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30, 2009 AND 2008

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

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1"), "Interim Disclosures about Fair Value of Financial Instruments." The FSP amends SFAS 107, "Disclosure about Fair Value of Financial Instruments," and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company adopted FSP FAS 107-1 and APB 28-1 in the second quarter of 2009. This FSP did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30, 2009 AND 2008

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), "Recognition and Presentation of Other-Than-Temporary Impairments." The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted FSP FAS 115-2 and FAS 124-2 in the second quarter of 2009. This FSP did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), " Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements" , when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted FSP FAS 157-4 in the second quarter of 2009. This FSP did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

NOTE 3             ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30,	December 31,
	2009	2008
	Unaudited	Audited

Accounts receivable	$341,322	$283,822
Less: Allowance for doubtful debts	-	-
Accounts receivable, net	$341,322	$283,822

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30, 2009 AND 2008

NOTE4             INVENTORIES

Inventories by major categories are summarized as follows:
	June 30,	December 31,
	2009	2008
	Unaudited	Audited

Raw materials	$175,054	$147,824
Work in progress	305,650	832,680
Finished goods	144,059	187,575
	$624,763	$1,168,079

NOTE 5             INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:
	June 30,	December 31,
	2009	2008
	Unaudited	Audited

Computer software, cost	$1,453	$1,453
Exclusive right to use a secret process, cost	4,392,929	4,391,193
Less: Accumulated amortization	(1,428,798)	(1,208,651)
	$2,965,584	$3,183,995

In April 2006, the Company purchased from a third party a ten-year exclusive right to use a secret process and method in the cultivation and growing of Chinese Caterpillar Fungus, which is widely used for Chinese medicine, for a cash consideration of RMB30,000,000, payable over five years. The exclusive right is amortized over its term of ten years using the straight-line method.

Amortization expenses for the six months ended June 30, 2009 and 2008 were $219,641 and $212,589, respectively.

NOTE 6             PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:
	June 30,	December 31,
	2009	2008
	Unaudited	Audited
Cost:
Buildings	$11,652,144	$11,647,541
Office equipment	9,321	9,317
Machinery	98,942	98,903
Motor vehicles	54,812	54,790
Total cost	11,815,219	11,810,551
Less: Accumulated depreciation	(1,193,202)	(907,575)
Net book value	$10,622,017	$10,902,976

Depreciation expenses for the six months ended June 30, 2009 and 2008 were $285,231 and $344,078, respectively.

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30, 2009 AND 2008

NOTE 7             OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

	June 30,	December 31,
	2009	2008
	Unaudited	Audited

Accrued staff costs	$287,377	$235,421
Other taxes payable	119,775	232,481
Other payables	5,059	5,057

	$412,211	$472,959

NOTE 8             PAYABLE FOR INTANGIBLES

As described in Note 5, the Company purchased an exclusive right from an independent party for a secret process and method for a stated value of RMB30,000,000 payable over 5 years from the date of purchase. The agreement provides that all payments by the Company for the secret process and method will be refundable if the secret process and method proves ineffective. Under APB 21, “Interest on Receivables and Payables”, the payable for intangibles are stated without imputed interest as the noninterest factor fairly represents the warranty for performance.

The following table presents the amounts payable for the next five years and thereafter:

12-month period ending June 30,
2010	$878,233
2011	878,233
2012 and thereafter	-
Total	1,756,466
Less: Current portion	(878,233)
Non-current portion	$878,233

NOTE 9             ACQUISITION PAYABLE

The acquisition payable represents the transfer price of RMB60,000,000 payable by New Resources for the acquisition of 100% equity interest in Heilongjiang Shuaiyi. As discussed in Note 16, the acquisition payable is due for payment in full on or before December 1, 2009 by New Resources to Shuaiyi Founders who are also shareholders of the Company. During the period, the Company paid $50,269 to the Shuaiyi Founders.

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30, 2009 AND 2008

NOTE 10             SHAREHOLDERS’ EQUITY

Reverse Split of Common Stock

On May 19, 2009, the Company effected a one for 114.59 reverse split of its outstanding common stock (“Reverse Split”).

Series A Voting Convertible Preferred Stock

In accordance with the Company’s Articles of Incorporation, the Company’s Board of Directors unanimously approved the filing of a Certificate of Designation designating and authorizing the issuance of up to 800,000 shares of Series A Voting Preferred Stock. The Certificate of Designation was filed on December 22, 2008. The holders of the Company’s Series A Preferred Stock were entitled to vote on all matters together with all other classes of stock on an as-converted to common stock basis. Holders of Series A Preferred Stock had protective class voting veto rights on matters, such as business combination transactions, payment of dividends, the issuance of other classes of stock with senior rights, changes to our charter documents and stock redemptions. Shares of Series A Preferred Stock had a senior liquidation payment preference in the event of a liquidation or sale of the Company.

Following effectiveness of the Reverse Split and in accordance with the Certificate of Designation of the Series A Voting Convertible Preferred Stock, all issued and outstanding shares of the Series A Preferred Stock were automatically converted into 12,695,223 shares of common stock, on the basis of 17.45 shares of common stock for each one share of Series A Preferred Stock, on or about May 29, 2009.

As of June 30, 2009 and December 31, 2008, the Company had none and 727,520 shares of Series A Preferred Stock issued and outstanding, respectively.

NOTE 11             EQUITY INCENTIVE PLAN

On June 3, 2009, the company established the “Shuaiyi International New Resources Development Inc. 2009 Equity Incentive Plan” (the Plan). The purposes of the plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the long-term growth and profitability of the Company. The Plan permits the granting of Incentive Stock Options, Nonstatutory Stock Options, Restricted Stock, Restricted Stock Units, Stock Appreciation Rights, Performance Units and Performance Shares as the Company’s board of director may determine. The maximum number of shares may be issued under the Plan was 1,000,000.

On June 17, 2009, 500,000 restricted shares were issued under the Plan and accordingly, remaining shares that can be issued under the Plan was 500,000 as of June 30, 2009.

NOTE 12             STOCK-BASED COMPENSATION

Under the Plan described in Note 11 above, on June 17, 2009, the directors granted 500,000 restricted shares to employees by entering into “Restricted Shares Grant Agreements” (the “Agreements”) with the employees. Under the Agreements, the shares were grant for no consideration and vested on the date of grant. Accordingly, these shares vested immediately and all restrictions as to transferability, sale, assignment or otherwise disposition of the shares have been released on the date of grant.

Under FAS 123R, the Company recognized a compensation expense of $25,000 based on the fair value of $0.05 per share which is the last traded price of the shares at the grant date. This expense is accounted under “General and administrative expenses”.

As the 500,000 shares do not impose any obligations that require the Company to transfer assets, these have been classified as equity in accordance with statement FAS 150.

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30, 2009 AND 2008

NOTE 13             INCOME TAXES

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

The Company’s income tax expense consisted of:
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	Unaudited	Unaudited	Unaudited	Unaudited

Current – PRC EIT	$254,620	$207,812	$570,838 $	417,009
Deferred	-	-	-	-

	$254,620	$207,812	$570,838 $	417,009

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

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30, 2009 AND 2008

NOTE 14             RELATED PARTY TRANSACTIONS

(a)         Due to related parties

Due to related parties consisted of the following:

		June 30,	December 31,
		2009	2008
		Unaudited	Audited
Due to related company:
- Heilonjiang Shuaiyi Technology Development Co., Ltd. (“Shuaiyi Technology”)	(i)	$13,503	$8,998
- Ms. Lianyun Han	(ii)	61,623	-

		$75,126	$8,998

(i) Shuaiyi Technology and the Company are under common control and management.

(ii) Ms. Lianyun Han is the CEO and Chairman of the Company.

Due to Shuaiyi Technology relates to the land rental payable to Shuaiyi Technology.

The amounts due to related parties were non-interest bearing, unsecured and had no fixed repayment date.

(b)         Purchase of goods

For the six months ended June 30, 2009 and 2008, the Company purchased rice amounting to $655,032 and $754,837, respectively, from Shuaiyi Technology.

(c)         Lease of land

For the six months ended June 30, 2009 and 2008, the Company paid rental expense of $4,500 and $ 4,350, respectively, for land under an operating lease to Shuaiyi Technology.

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30, 2009 AND 2008

NOTE 15             CONCENTRATION OF RISK

(a)         Concentration of credit risk

As of June 30, 2009 and December 31, 2008, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts

For the six months ended June 30, 2009 and 2008, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of June 30, 2009 and December 31, 2008 also arose in the PRC.

There was no single customer who accounted for more than 10% of the Company’s revenue for either the six months ended June 30, 2009 or 2008.

As of June 30, 2009, five customers on an individual basis accounted for 21%, 15%, 13%, 13% and 11% of accounts receivable of the Company. As of December 31, 2008, three customers on an individual basis accounted for 32%, 23% and 15% of accounts receivable of the Company. Except as aforesaid, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of June 30, 2009 or December 31, 2008.

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

NOTE 16             COMMITMENTS AND CONTINGENCIES

(a)         Operating leases

The Company has entered into tenancy agreements for the lease of exhibition hall and land with a third party and a related company (see Note 13(a)), respectively, for the purposes of the operation of its subsidiaries. The Company’s commitments for minimum lease payments under this operating lease for the next five years and thereafter as of June 30, 2009 are as follows:

Unaudited
Remainder of 2009	$22,834
2010	31,836
2011	9,002
2012	9,002
2013	9,002
Thereafter	126,026
Total	$207,702

(b)         PRC employee costs

According to the prevailing laws and regulations of the PRC, the Company’s subsidiaries in the PRC are required cover its employees with medical, retirement and unemployment insurance programs. Management believes that due to the transient nature of its employees, they do not need to provide all employees with such social insurances, and have not paid the social insurances for all employees.

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30, 2009 AND 2008

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

NOTE 17             SEGMENT INFORMATION

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

Throughout the six months ended June 30, 2009 and 2008, all of the Company’s operations were carried out in one geographical segment - China.

	Chinese	Other
	Caterpillar	Agricultural	Corporate
Six months ended June 30, 2009	Fungus	Products	unallocated	Consolidated
Segment revenue from external customers	$5,439,084	$2,543,955	$-	$7,983,039
Segment profit (loss)	$3,848,617	$558,983	$(166,415)	$4,241,185
Income from operations before income taxes				$4,241,185
Segment assets	$24,955,981	$1,097,455	$2,392,756	$28,446,192
Total assets				$28,446,192

Other segment information:
Depreciation and amortization	$499,571	$3,926	$1,375	$504,872
Expenditure for segment assets	$-	$-	$-	$-

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30, 2009 AND 2008

	Chinese	Other
	Caterpillar	Agricultural	Corporate
Six months ended June 30, 2008	Fungus	Products	unallocated	Consolidated
Segment revenue from external customers	$3,434,447	$2,353,065	$-	$5,787,512
Segment profit (loss)	$2,497,570	$582,134	$(133,931)	$2,945,773
Income from operations before income taxes				$2,945,773
Segment assets	$20,719,834	$825,822	$462,392	$22,008,048
Total assets				$22,008,048

Other segment information:
Depreciation and amortization	$553,954	$1,199	$1,514	$556,667
Expenditure for segment assets	$25,943	$3,296	$1,567	$30,806

	Chinese	Other
	Caterpillar	Agricultural	Corporate
Three months ended June 30, 2009	Fungus	Products	unallocated	Consolidated
Segment revenue from external customers	$2,538,083	$801,679	$-	$3,339,762
Segment profit (loss)	$1,779,350	$62,597	$(87,520)	$1,754,427
Income from operations before income taxes				$1,754,427
Segment assets	$24,955,981	$1,097,455	$2,392,756	$28,446,192
Total assets				$28,446,192

Other segment information:
Depreciation and amortization	$249,694	$1,963	$688	$252,345
Expenditure for segment assets	$-	$-	$-	$-

	Chinese	Other
	Caterpillar	Agricultural	Corporate
Three months ended June 30, 2008	Fungus	Products	unallocated	Consolidated
Segment revenue from external customers	$1,941,688	$879,204	$-	$2,820,892
Segment profit (loss)	$1,448,144	$99,316	$(55,426)	$1,492,034
Income from operations before income taxes				$1,492,034
Segment assets	$20,719,834	$825,822	$462,392	$22,008,048
Total assets				$22,008,048

Other segment information:
Depreciation and amortization	$276,618	$424	$1,359	$278,401
Expenditure for segment assets	$25,799	$-	$1,591	$27,390

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of the Quarter Report and our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Certain Terms

In this report, unless indicated otherwise, references to:

  “we,” “us,” “our company,” “our” and “Shuaiyi International” refer to the combined business of Shuaiyi International New Resources Development Inc. and/or its consolidated subsidiaries, as the case may be;
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

According to Georges Halpern’s Healing Mushrooms, certain research has shown that Cordyceps Militaris may boost our immune system, and can be used as a supplement for the purposes of combating certain effects of fatigue and aging, as well as reducing blood pressure, the occurrences of certain tumors, and combating arteriosclerosis and certain gastrointestinal disorders. In addition, Cordyceps Militaris has significantly high economic values. According to Halpern , wild Cordyceps Militaris can cost as much as $10,000 per kilogram. Due to the extremely sensitive growing conditions of Cordyceps Militaris, it is very difficult to grow the plant in a man-made environment. Through several years of laboratory tests, we developed the technology to commercially grow and produce Cordyceps Militaris in 2006. We generated approximately 76% of our revenues from dry Chinese Caterpillar Fungus during the second quarter of 2009. We believe that we own 19% of the world wide market share in the cultivated Chinese Caterpillar Fungus industry. We plan to continue to focus on dry Chinese Caterpillar Fungus, which is our fastest growing product line with the greatest market demand and a significantly high profit margin.

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

On May 19, 2009, we filed amended and restated articles of incorporation with the Nevada Secretary of State to amend our articles of incorporation to, among other things, (1) change our name from “YzApp International Inc.” to “Shuaiyi International New Resources Development Inc.,” (2) increase the total number of shares of common stock that we have the authority to issue from 50,000,000 to 190,000,000 shares and (3) effect a one for 114.59 reverse split of our outstanding common stock. In addition, following the amendment to our articles of incorporation, our common stock has been quoted on the Over The Counter Bulletin Board under the new symbol SYID.OB since May 27, 2009.

The following chart reflects our organizational structure as of the date of this report.

Second Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the second fiscal quarter of 2009, which resulted in continued growth in our revenues and net income.

The following are some financial highlights for the second quarter of 2009:

  Revenues: Our revenues were approximately $3.34 million for the second quarter of 2009, an increase of 18.4% from the same quarter of last year.

  Gross Margin: Gross margin was 64.6% for the second quarter of 2009, as compared to 62.4% for the same period in 2008.

  Operating Profit: Operating profit was approximately $1.72million for the second quarter of 2009, an increase of 16.2% from $1.48 million of the same period last year.

  Net Income: Net income was approximately $1.50 million for the second quarter of 2009, an increase of 17.2% from the same period of last year.

  Fully diluted earnings per share was $0.002 for the second quarter of 2009.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
		As a percentage of		As a percentage of
	In Thousands	revenues	In Thousands	revenues
Revenues	3,340	100%	2,821	100%
Cost of goods sold	(1,184)	35.4%	(1,061)	37.6%
Gross Profit	2,156	64.6%	1,760	62.4%
Selling expenses	(82)	2.5%	(25)	0.9%
General and administrative expenses	(354)	10.6%	(253)	9.0%
Income from operations	1,720	51.5%	1,481	52.5%
Other income and (expenses)
Interest income	40	1.2%	7	0.2%
Other income	-	-	4	0.1%
Exchange loss	(5)	(0.1)%	-	-
Income before income tax	1,754	52.5%	1,492	52.9%
Provision for income tax	(255)	7.6%	(208)	7.4%
Net income	1,500	44.9%	1,284	45.5%

Revenues. Revenues increased approximately $0.52 million, or 18.4%, to approximately $3.34 million for the three months ended June 30, 2009, from approximately $2.82 million for the same period in 2008. This increase was mainly attributable to the increase of our sales and output volume of our product, dry Chinese Caterpillar Fungus, driven by the continued increase in market demand for our products.

Cost of Goods Sold. Our cost of goods is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of goods sold increased approximately $0.12 million, or 11.3%, to approximately $1.18 million for the three months ended June 30, 2009, from approximately $1.06 million during the same period in 2008. This increase was mainly due to the increase in our raw materials and labor costs, which were generally in line with the increase in our sales. As a percentage of revenues, the cost of goods sold decreased to 35.4% during the three moths ended June 30, 2009 from 37.6% in the same period in 2008. Such increase of gross margin was mainly attributable to the fact that a larger portion of our total revenues was generated from our small package dry Chinese Caterpillar Fungus products with higher unit selling price as compared to the same period of 2008. Because the gross margin of small package products is higher than that of larger package products, the percentage of cost of sales to total sales revenue decreased in the second quarter of 2009.

Gross Profit. Our gross profit increased by approximately $0.40 million, or 22.7%, to approximately $2.16 million for the three months ended June 30, 2009 from approximately $1.76 million during the same period in 2008. Gross profit as a percentage of revenues, or gross margin, was64.6% for the three months ended June 30, 2009, an increase of 2.2% from 62.4% during the same period in 2008. Such percentage increase was mainly due to the increased sales of our higher margin small package Chinese Caterpillar Fungus products.

Selling Expenses . Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, and other sales related costs. Selling expenses increased approximately $0.05 million, or 166.7%, to approximately $0.08 million for the three months ended June 30, 2009 from approximately $0.03 million during the same period in 2008. As a percentage of revenues, selling expenses increased to 2.5% for the three months ended June 30, 2009 from 0.9% for the same period in 2008. The increase in the amount and percentage of selling expenses was mainly attributable to the increase of salaries and travelling expenses of our sales representatives and more marketing activities to promote our products.

General and Administrative Expenses . General and administrative expenses increased approximately $0.10 million, or 40%, to approximately $0.35 million for the three months ended June 30, 2009 from approximately $0.25 million for the same period in 2008. As a percentage of revenues, general and administrative expenses increased to 10.6% for the three months ended June 30, 2009 from 9.0% for the same period in 2008. The increase in the amount and percentage of general and administrative expenses was mainly attributable to the increase of services expenses associated with being a public company in the second quarter of 2009.

Income Before Income Tax . Income before income tax increased approximately $0.26 million, or 17.4%, to approximately $1.75 million during the three months ended June 30, 2009 from approximately $1.49 million during the same period in 2008. As a percentage of revenues, income before income tax decreased to 52.5% during the three months ended June 30, 2009 from 52.9% during the same period in 2008. The increase of income before income tax is mainly attributable to the increase in our gross profit as a result of the increase in our sales.

Income Taxes. Shuaiyi International is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Shuaiyi International had no income taxable in the United States. New Resources was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes. Our PRC subsidiaries are subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. China passed a new Enterprise Income Tax Law ( “the New EIT Law”), and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies ( the “Notice”), further interpreting the application of the New EIT Law and its implementation with respect to non-Chinese enterprises or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that the Company is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules, dividends paid to us from our VIE Entities would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2008 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be credited against our U.S. tax.

Under the EIT, newly established high-technology enterprises, such as our subsidiary Daqing Shuaiyi, are entitled to a two-year 50% tax reduction. Daqing Shuaiyi has been subject to a 12.5% income tax rate in 2008 and 2009 and Harbin Shuaiyi was subject to a tax rate of 25% in 2008 and is subject to a tax rate of 25% in 2009.

Income tax increased approximately $0.04 million to approximately $0.25 million for the three months ended June 30, 2009 from approximately $0.21 million for the same period in 2008. We paid more tax in 2009 because of the increase in sales and taxable income.

Net Income . Net income increased by approximately $0.22 million, or 17.2% to approximately $1.50 million for the three months ended June 30, 2009 from approximately $1.28 million for the same period of 2008, as a result of the factors described above.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues
Revenues	7,983	100%	5,788	100%
Cost of goods sold	(2,940)	36.8%	2,238	38.7%
Gross Profit	5,043	63.2%	3,550	61.3%
Selling expenses	(193)	2.4%	(50)	0.9%
General and administrative expenses	(658)	8.2%	(568)	9.8%
Income from operations	4,192	52.5%	2,932	50.7%
Other income and (expenses)
Interest income	53	0.7%	10	0.2%
Other income	-	-	4	0.1%
Exchange loss	(4)	0.1%	-	-
Income before income tax	4,241	53.1%	2,946	50.9%
Provision for income tax	571	7.2%	(417)	7.2%
Net income	3,670	46%	2,529	43.7%

Revenues. Revenues increased approximately $2.19 million, or 37.8%, to approximately $7.98 million for the six months ended June 30, 2009, from approximately $5.79 million for the same period in 2008. This increase was mainly attributable to the increase of our sales and output volume of our product, dry Chinese Caterpillar Fungus, driven by the continued increase in market demand for our products.

Cost of Goods Sold. Our cost of goods sold increased approximately $0.70 million, or 31.3%, to approximately $2.94 million for the six months ended June 30, 2009, from approximately $2.24 million during the same period in 2008. This increase was mainly due to the increase in our raw materials and labor costs, which were generally in line with the increase in our sales. As a percentage of revenues, the cost of goods sold decreased to 36.8% during the six moths ended June 30, 2009 from 38.7% in the same period in 2008. Such increase of gross margin was mainly attributable to the fact that a larger portion of our total revenues was generated from our small package dry Chinese Caterpillar Fungus products with higher unit selling price as compared to the same period of 2008. Because the gross margin of small package products is higher than that of larger package products, the percentage of cost of sales to total sales revenue decreased during the six months ended June 30, 2009.

Gross Profit. Our gross profit increased by approximately $1.49 million, or 42.0%, to approximately $5.04 million for the six months ended June 30, 2009 from approximately $3.55 million during the same period in 2008. Gross profit as a percentage of revenues, or gross margin, was 63.2% for the six months ended June 30, 2009, an increase of 1.9% from 61.3% during the same period in 2008. Such percentage increase was mainly due to the increased sales of our higher margin small package Chinese Caterpillar Fungus products.

Selling Expenses . Our selling expenses increased approximately $0.14 million, or 280%, to approximately $0.19 million for the six months ended June 30, 2009 from approximately $0.05 million during the same period in 2008. As a percentage of revenues, selling expenses increased to 2.4% for the six months ended June 30, 2009 from 0.9% for the same period in 2008. The increase in the amount and percentage of selling expenses was mainly attributable to the increase of salaries and travelling expenses of our sales representatives and more marketing activities to promote our products.

General and Administrative Expenses . General and administrative expenses increased approximately $0.09 million, or 15.8%, to approximately $0.66 million for the six months ended June 30, 2009 from approximately $0.57 million for the same period in 2008. As a percentage of revenues, general and administrative expenses decreased to 8.2% for the six months ended June 30, 2009 from 9.8% for the same period in 2008. The increase in the amount of general and administrative expenses was mainly attributable to the increase of services expenses associated with being a public company during the six months ended June 30, 2009.

Income Before Income Tax . Income before income tax increased approximately $1.29 million, or 43.7%, to approximately $4.24 million during the six months ended June 30, 2009 from approximately $2.95 million during the same period in 2008. As a percentage of revenues, income before income tax increased to52.5% during the six months ended June 30, 2009 from 50.7% during the same period in 2008. The increase of income before income tax is mainly attributable to the increase in our gross profit as a result of the increase in our sales.

Income Taxes. Income tax increased approximately $0.15 million to approximately $0.57 million for the six months ended June 30, 2009 from approximately $0.42 million for the same period in 2008. We paid more tax in 2009 because of the increase in sales and taxable income.

Net Income . Net income increased by approximately $1.14 million, or 45.1% to approximately $3.67 million for the six months ended June 30, 2009 from approximately $2.53 million for the same period of 2008, as a result of the factors described above.

Business Segment Information

Our business operations can be categorized into two segments based on the type of products we manufacture and sell, specifically (i) Chinese Caterpillar Fungus, and (ii) other agricultural products.

For the six months ended June 30, 2009, our sales revenue from our Chinese Caterpillar Fungus was approximately $5.44 million, and our sales revenue from our other agricultural products was approximately $12.54 million.

We grow and sell our Chinese Caterpillar Fungus through our subsidiary, Daqing Shuaiyi. Our subsidiary, Harbin Shuaiyi is mainly engaged in the business of selling our other agricultural products.

Additional information regarding our products can be found at Note 17 in our unaudited consolidated financial statements contained under Part I, Item I “FINANCIAL STATEMENTS” above.

Liquidity and Capital Resources

General

As of June 30, 2009, we had cash and cash equivalents (excluding restricted cash) of approximately $13.87 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$4,656	$2,569
Net cash (used in) investing activities	(50)	(32)
Net cash provided by (used in) financing activities	62	-
Net cash flow	4,676	2,754

Operating Activities

Net cash provided by operating activities was approximately $4.66 million for the six-month period ended June 30, 2009, which is an increase of approximately $2.09 million from approximately $2.57 million net cash provided by operating activities for the same period of 2008. The increase of the cash provided by operating activities was mainly attributable to the increases in our net profit and the decrease in our account receivables.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash used in investing activities for the six-month period ended June 30, 2009 was approximately $0.05 million, which is an increase of approximately $0.02 million from net cash used in investing activities of approximately $0.03 million for the same period of 2008. The increase of the cash used in investing activities was mainly due to the payment to the original shareholders of Heilongjiang Shuaiyi for the transfer of their equity interests in Heilongjiang Shuaiyi to New Resources in connection with the Company’s restructuring.

Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2009 was approximately $0.06 million while we did not have net cash provided by financing activities for the same period in 2008. During the six months ended June 30, 2009, we borrowed approximately $0.06 million from our Chairman, Lianyun Han as working capital of the Company.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1"), "Interim Disclosures about Fair Value of Financial Instruments." The FSP amends SFAS 107, "Disclosure about Fair Value of Financial Instruments," and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company adopted FSP FAS 107-1 and APB 28-1 in the second quarter of 2009. This FSP did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), "Recognition and Presentation of Other-Than-Temporary Impairments." The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted FSP FAS 115-2 and FAS 124-2 in the second quarter of 2009. This FSP did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), " Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements" , when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted FSP FAS 157-4 in the second quarter of 2009. This FSP did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lianyun Han and Mr. Xianfeng Han, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Lianyun Han and Mr. Xianfeng Han concluded that as of June 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended June 30, 2009 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 3, 2009, our Board of Directors unanimously adopted resolutions approving Shuaiyi International New Resources Development Inc. 2009 Equity Incentive Plan, or the Plan, and recommended that our stockholders approve the Plan within one year. In connection with the adoption of these resolutions, our Board of Directors elected to seek the written consent of the holders of a majority of our outstanding shares in order to reduce associated costs and implement the proposals in a timely manner. On June 3, 2009, New Zealand WAYNE’s Investment Holdings Co., Ltd., being the shareholder of 8,949,424 shares of our common stock, constituting 69.9% of the issued and outstanding shares of our common stock, approved in writing the Plan.

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

DATED: August 13, 2009

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC.

By: /s/ Lianyun Han
Lianyun Han
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Xianfeng Han
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