Form 10-Q
period 2009-09-30
SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC.
filed 2009-11-12
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 11, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	13,297,731

i

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008 (Audited)	2

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited) for the Three Months and Nine Months Ended September 30, 2009 and 2008	3

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2009	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2009 and 2008	6

Notes to Condensed Consolidated Financial Statements	6-18

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	As of
	September 30,	December 31,
	2009	2008
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,434,465	$9,198,243
Accounts receivable, net	362,880	283,822
Other receivables	11,422	14,105
Inventories	631,310	1,168,079
Total current assets	16,440,077	10,664,249
OTHER ASSETS
Intangible assets, net	2,856,961	3,183,995
Property, plant and equipment, net	10,484,822	10,902,976
Total other assets	13,341,783	14,086,971

Total assets	$29,781,860	$24,751,220

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$120,972	$3,206
Other payables and accruals	484,851	472,959
Payable for intangibles – Current portion	878,606	877,886
Income tax payable	83,167	119,486
Due to related parties	77,409	8,998
Acquisition payable	8,735,810	8,778,861
Total current liabilities	10,380,815	10,261,396
NON-CURRENT LIABILITIES
Payable for intangibles, net of current portion	-	877,886
Total liabilities	10,380,815	11,139,282

COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, none and 727,520 shares issued and outstanding	-	727
Common stock, $0.001 par value, 190,000,000 shares authorized, 13,297,731 and 11,746,041 shares issued and outstanding	13,298	11,746
Additional paid-in capital	2,216,891	2,192,716
Statutory reserves	1,923,755	1,326,239
Retained earnings	14,277,395	9,131,744
Accumulated other comprehensive income	969,706	948,766
Total shareholders' equity	19,401,045	13,611,938

Total liabilities and shareholders' equity	$29,781,860	$24,751,220

See accompanying notes to condensed consolidated financial statements

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME (UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenue	$3,565,961	$4,413,082	$11,549,244	$10,167,285
Cost of goods sold	(793,101)	(1,346,285)	(3,733,026)	(3,579,138)
Gross profit	2,772,860	3,066,797	7,816,218	6,588,147
Selling expenses	(87,901)	(88,985)	(281,025)	(137,904)
General and administrative expenses	(330,660)	(258,361)	(943,903)	(826,754)
Income from operations	2,354,299	2,719,451	6,591,290	5,623,489
Other income (expenses):
Interest income	18,507	8,369	50,150	18,742
Exchange loss	(3,709)	-	(7,218)	-
Other	13	-	165	3,864
Income before income tax	2,369,110	2,727,820	6,634,387	5,646,095
Provision for income tax	(340,056)	(361,336)	(891,220)	(774,996)
Net income	2,029,054	2,366,484	5,743,167	4,871,099
Other comprehensive income:
Foreign currency translation adjustment	25,251	144,928	20,940	1,170,908
Total comprehensive income	$2,054,305	$2,511,412	$5,764,107	$6,042,007
Earnings per share:
Basic	$0.15	$0.20	$0.44	$0.41
Diluted	$0.15	$0.20	$0.44	$0.41
Weighted average number of shares outstanding:
Basic	13,297,731	12,032,289	12,989,613	12,032,289
Diluted	13,297,731	12,032,289	12,989,613	12,032,289

See accompanying notes to condensed consolidated financial statements

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)

								Accumulated
	Preferred Stock		Common Stock		Additional			Other
	Number		Number		Paid-in	Statutory	Retained	Comprehensive
	of Shares	Amount	of Shares	Amount	Capital	Reserves	Earnings	Income	Total

At December 31, 2008 (Audited)	727,520	$727	11,746,041	$11,746	$2,192,716	$1,326,239 $	9,131,744	$948,766	$13,611,938

Net income	-	-	-	-	-	-	5,743,167	-	5,743,167

Foreign currency translation adjustment	-	-	-	-	-	-	-	20,940	20,940

Comprehensive income	-	-	-	-	-	-	-	-	5,764,107

Appropriation of statutory reserves	-	-	-	-	-	597,516	(597,516)	-	-

Conversion of preferred stock into common stock	(727,520)	(727)	12,695,223	12,695	(11,968)	-	-	-	-

1-for-114.59 Reverse Split	-	-	(11,643,533)	(11,643)	11,643	-	-	-	-

Issuance of shares to employees and consultants under 2009 Equity Incentive Plan (Note 11)	-	-	500,000	500	24,500	-	-	-	25,000

At September 30, 2009 (Unaudited)	-	-	13,297,731	$13,298	$2,216,891	$1,923,755	$14,277,395	$969,706	$19,401,045

See accompanying notes to condensed consolidated financial statements

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Nine Months
	Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,743,167	$4,871,099
Adjustments to reconcile net income to cash provided by operating activities:
Share-based compensation expense	25,000	-
Depreciation and amortization	756,396	840,337
Loss from disposition of property, plant and equipment	-	636
Impairment losses on trade and other receivables	-	5,567
Loss on write-down of inventories	-	123
(Increase) decrease in assets:
Accounts receivable	(78,790)	(784,792)
Deposits and other receivables	2,693	38,355
Inventories	537,483	(300,116)
Trade receivable due from related parties	-	(7,963)
Increase (decrease) in liabilities:
Accounts payable	117,710	(27,974)
Other payables and accruals	11,498	(221,769)
Income tax payable	(36,400)	178,285
Trade payable due to related parties	6,751	-
Net cash provided by operating activities	7,085,508	4,591,788

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(31,689)
Purchase of intangible asset	-	(1,266)
Settlement of payable for intangibles	(878,207)	(858,111)
Payment of acquisition payable	(50,269)	-
Net cash used in investing activities	(928,476)	(891,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	61,621	6,541
Net cash provided by financing activities	61,621	6,541

Foreign currency translation adjustment	17,569	247,722

INCREASE IN CASH AND CASH EQUIVALENTS	6,236,222	3,954,985

CASH AND CASH EQUIVALENTS, at the beginning of the period	9,198,243	2,148,348

CASH AND CASH EQUIVALENTS, at the end of the period	$15,434,465	$6,103,333

NON-CASH INVESTING AND FINANCING ACTIVITIES: Machinery acquired in exchange for issuance of capital	$-	$1,282,234

SUPPLEMENTAL DISCLOSURE INFORMATION Income taxes paid	$593,008	$650,999

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

As of September 30, 2009, details of the subsidiaries of the Company are as follows:

	Domicile and date		Percentage of	Principal
Subsidiaries’ names	of incorporation	Paid-up capital	effective ownership	activities

New Zealand WAYNE’S New Resources Development Co., Ltd (“New Resources”)	British Virgin Islands March 13, 2008	$50,000	100%	Holding company of the other subsidiaries

Heilongjiang Shuaiyi New Energy Development Co., Ltd (“Heilongjiang Shuaiyi”)	People’s Republic of China (“PRC”) July 11, 2006	RMB60,000, 000	100%	Principally engaged in investment holding

Daqing Shuaiyi Biomass Technology Co., Ltd. (“Daqing Shuaiyi”)	PRC August 8, 2005	RMB10,000, 000	100%	Growing and sales of Chinese Caterpillar Fungus, which is widely used for Chinese medicine

Harbin Shuaiyi Green and Specialty Food Trading LLP. (“Harbin Shuaiyi”)	PRC May 18, 2001	RMB1,500,00 0	100%	Sales of agricultural products

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

	As of September 30, 2009	As of December 31, 2008
Balance sheet items, except for equity accounts	US$1=RMB6.8290	US$1=RMB6.8346

	Three months ended September 30,
	2009	2008
Items in the statements of income and cash flows	US$1=RMB 6.8310	US$1=RMB 6.8390

	Nine months ended September 30,
	2009	2008
Items in the statements of income and cash flows	US$1=RMB6.8321	US$1=RMB6.9921

Research and development costs

Research and development costs are expensed to operations as incurred. Research and development costs were $26,923 and $21,590 for the nine months ended September 30, 2009 and 2008, respectively. Research and development costs were $8,783 and $7,896 for the three months ended September 30, 2009 and 2008, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were $1,098 and $83 for the nine months ended September 30, 2009 and 2008, respectively. There were no any advertising costs incurred for the three months ended September 30, 2009 and 2008

Shipping and handling costs

Substantially all costs of shipping and handling of products to customers are included in selling expenses. Shipping and handling costs for the nine months ended September 30, 2009 and 2008 were nil and $271, respectively. There were no any shipping and handling costs incurred for the three months ended September 30, 2009 and 2008

Earnings per share

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

Fair value measurements

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1 -	Quoted prices in active markets for identical assets or liabilities.

Level 2 -	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying values of cash and cash equivalents, trade receivables and payables, and short-term debts approximate their fair values due to their short maturities.

There were no assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2009.

Recent accounting pronouncement adopted

In June 2009, the FASB established the FASB Accounting Standards CodificationTM (ASC) as the single source of authoritative U.S generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC superseded all previously existing non-SEC accounting and reporting standards, and any prior sources of U.S. GAAP not included in the ASC or grandfathered are not authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The ASC did not change current U.S. GAAP but changes the approach by referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. The ASC has been effective for the Company effective July 1, 2009. Adoption of the ASC did not have a material impact on the Company’s Condensed Consolidated Financial Statements, but references in the Company’s Notes to Consolidated Financial Statements to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements are now presented as references to the corresponding Topic in the ASC.

Effective January 1, 2009, the first day of fiscal 2009, the Company adopted FASB ASC 350-30 and ASC 275-10-50 (formerly FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 ("SFAS 142"), “Goodwill and Other Intangible Assets.” The Company will apply ASC 350-30 and ASC 275-10-50 prospectively to intangible assets acquired subsequent to the adoption date. The adoption of these revised provisions had no impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 815-10-65 (formerly SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”), which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses., This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this ASC did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During 2008, the Company adopted FASB ASC 820-10 (formerly FSP FAS 157-2, "Effective Date of FASB Statement 157"), which deferred the provisions of previously issued fair value guidance for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. Effective January 1, 2009, the Company adopted the fair value guidance for nonfinancial assets and liabilities. The adoption of FASB ASC 820-10 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 810-10-65 (formerly SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51"), which amends previously issued guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. The adoption of the provisions in this ASC did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 805-10, (formerly SFAS 141R, "Business Combinations"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. In addition, the provisions in this ASC require that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. The Company will apply ASC 805-10 to any business combinations subsequent to adoption.

Effective January 1, 2009, the Company adopted FASB ASC 805-20 (formerly FSP FAS 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies"), which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. The adoption of ASC 805-20 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 825-10-65 (formerly FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board 28-1, "Interim Disclosures about Fair Value of Financial Instruments"), which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 320-10-65 (formerly FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments"). Under ASC 320-10-65, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, ASC 320-10-65 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. The adoption of ASC 320-10-65 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective July 1, 2009, the Company adopted FASB ASC 820-10-65 (formerly FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly"), which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 855-10 (formerly SFAS 165, “Subsequent Events”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Adoption of ASC 855-10 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

New accounting pronouncement to be adopted

In December 2008, the FASB issued ASC 715, Compensation – Retirement Benefits (formerly FASB FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”), which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. The Company is required to adopt these disclosure requirements in the fourth quarter of 2009. It is expected the adoption of these disclosure requirements will have no material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (not yet reflected in FASB ASC). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), “Consolidation of Variable Interest Entities.” The standard is effective for the first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal year beginning January 1, 2010), for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (not yet reflected in FASB ASC). The standard amends FIN No. 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN No. 46(R). This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal year beginning January 1, 2010), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. As such, the Company will adopt this Statement for interim and annual periods ending after January 1, 2010. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

In August, 2009, the FASB issued ASC Update No. 2009-05 (“Update 2009-05”) to provide guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS 157, "Fair Value Measurements"). The Company is required to adopt Update 2009-05 in the fourth quarter of 2009. It is expected the adoption of this Update will have no material effect on the Company’s Consolidated Financial Statements.

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In October 2009, the FASB concurrently issued the following ASC Updates:

  ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3) . This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

  ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1). This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method. The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2011. The Company is currently evaluating the potential impact these standards may have on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements upon adoption.

NOTE 3

ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:
	September 30,	December 31,
	2009	2008
	Unaudited	Audited

Accounts receivable	$362,880	$283,822
Less: Allowance for doubtful debts	-	-
Accounts receivable, net	$362,880	$283,822

NOTE 4

INVENTORIES

Inventories by major categories are summarized as follows:
	September 30,	December 31,
	2009	2008
	Unaudited	Audited

Raw materials	$232,086	$147,824
Work in progress	224,550	832,680
Finished goods	174,674	187,575
	$631,310	$1,168,079

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5

INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:
	September 30,	December 31,
	2009	2008
	Unaudited	Audited

Computer software, cost	$1,454	$1,453
Exclusive right to use a secret process, cost	4,394,794	4,391,193
Less: Accumulated amortization	(1,539,287)	(1,208,651)
	$2,856,961	$3,183,995

In April 2006, the Company purchased from a third party a ten-year exclusive right to use a secret process and method in the cultivation and growing of Chinese Caterpillar Fungus, which is widely used for Chinese medicine, for a cash consideration of RMB30,000,000, payable over five years. The exclusive right is amortized over its term of ten years using the straight-line method.

Amortization expenses for the nine months ended September 30, 2009 and 2008 were $329,495 and $322,388, respectively. Amortization expenses for the three months ended September 30, 2009 and 2008 were $109,849 and $109,879, respectively.

NOTE 6

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:
	September 30,	December 31,
	2009	2008
	Unaudited	Audited

Cost:
Buildings	$11,657,092	$11,647,541
Office equipment	9,325	9,317
Machinery	98,984	98,903
Motor vehicles	54,835	54,790
Total cost	11,820,236	11,810,551
Less: Accumulated depreciation	(1,335,414)	(907,575)
Net book value	$10,484,822	$10,902,976

Depreciation expenses for the nine months ended September 30, 2009 and 2008 were $426,901 and $517,949, respectively. Depreciation expenses for the three months ended September 30, 2009 and 2008 were $141,664 and $173,914, respectively.

NOTE 7

OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:
	September 30,	December 31,
	2009	2008
	Unaudited	Audited

Accrued staff costs	$337,407	$235,421
Other taxes payable	142,030	232,481
Other payables	5,414	5,057

	$484,851	$472,959

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8

PAYABLE FOR INTANGIBLES

As described in Note 5, the Company purchased an exclusive right from an independent party for a secret process and method for a stated value of RMB 30,000,000 payable over 5 years from the date of purchase. The agreement provides that all payments by the Company for the secret process and method will be refundable if the secret process and method proves ineffective. Under APB 21, “Interest on Receivables and Payables”, the payable for intangibles are stated without imputed interest as the noninterest factor fairly represents the warranty for performance.

The following table presents the amounts payable for the next five years and thereafter:

12-month period ending September 30, 2011	$878,606
2012 and thereafter	-
Total	878,606
Less: Current portion	(878,606)
Non-current portion	$-

NOTE 9

ACQUISITION PAYABLE

The acquisition payable represents the transfer price of RMB 60,000,000 payable by New Resources for the acquisition of 100% equity interest in Heilongjiang Shuaiyi. As discussed in Note 15, the acquisition payable is due for payment in full on or before December 1, 2009 by New Resources to Shuaiyi Founders who are also shareholders of the Company. During the period, the Company paid $50,269 to the Shuaiyi Founders.

NOTE 10

SHAREHOLDERS’ EQUITY

Reverse Split of Common Stock

On May 19, 2009, the Company effected a one for 114.59 reverse split of its outstanding common stock (“Reverse Split”).

Series A Voting Convertible Preferred Stock

In accordance with the Company’s Articles of Incorporation, the Company’s Board of Directors unanimously approved the filing of a Certificate of Designation designating and authorizing the issuance of up to 800,000 shares of Series A Voting Preferred Stock. The Certificate of Designation was filed on December 22, 2008. The holders of the Company’s Series A Preferred Stock were entitled to vote on all matters together with all other classes of stock on an as-converted to common stock basis. Holders of Series A Preferred Stock had protective class voting veto rights on matters, such as business combination transactions, payment of dividends, the issuance of other classes of stock with senior rights, changes to oucharter documents and stock redemptions. Shares of Series A Preferred Stock had a senior liquidation payment preference in the event of a liquidation or sale of the Company.

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

As of September 30, 2009 and December 31, 2008, the Company had none and 727,520 shares of Series A Preferred Stock issued and outstanding, respectively.

NOTE 11

EQUITY INCENTIVE PLAN

On June 3, 2009, the Company established the “Shuaiyi International New Resources Development Inc. 2009 Equity Incentive Plan”(the “Plan”). The purposes of the Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the long-term growth and profitability of the Company. The Plan permits the granting of Incentive Stock Options, Nonstatutory Stock Options, Restricted Stock, Restricted Stock Units, Stock Appreciation Rights, Performance Units and Performance Shares as the Company’s board of director may determine. The maximum number of shares that may be issued under the Plan was 1,000,000.

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 17, 2009, 500,000 restricted shares were issued under the Plan and accordingly, remaining shares that can be issued under the Plan was 500,000 shares as of September 30, 2009.

NOTE 12

INCOME TAXES

The PRC subsidiaries within the Group are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate, i.e. the PRC. The statutory PRC Enterprise Income Tax (“EIT”) rate for the Companies’ PRC subsidiaries was generally 33% for periods before January 1, 2008. However, one of the Companies’ subsidiaries, Daqing Shuaiyi, being engaged in growing and sales of agricultural products is entitled to a preferential EIT treatment whereby Daqing Shuaiyi was granted an EIT holiday for the two years ended December 31, 2007 and 2006 and a 50% reduction on the EIT rate for the year ended December 31, 2008 and the two years ending December 31, 2009 and 2010.

The Company’s income tax expense consisted of:
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	Unaudited	Unaudited	Unaudited	Unaudited

Current – PRC EIT	$340,056	$361,336	$891,220 $	774,996
Deferred	-	-	-	-

	$340,056	$361,336	$891,220 $	774,996

On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Enterprise Income Tax Law (“New EIT Law”), which took effect from January 1, 2008. Under the New EIT Law, foreign-owned enterprises as well as domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides for a five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential EIT treatment. Accordingly, Daqing Shuaiyi has continued to be entitled to the 50% reduction on its EIT rate for the year ended December 31, 2008 and the two years ending December 31, 2009 and 2010.

NOTE 13

RELATED PARTY TRANSACTIONS

(a)

Due to related parties

Due to related parties consisted of the following:
		September 30,	December 31,
		2009	2008
		Unaudited	Audited
Due to related company:
- Heilonjiang Shuaiyi Technology Development Co., Ltd. (“Shuaiyi Technology”)	(i)	$15,760	$8,998
- Ms. Lianyun Han	(ii)	61,649	-

		$77,409	$8,998

(i)	Shuaiyi Technology and the Company are under common control and management.
(ii)	Ms. Lianyun Han is the CEO and Chairman of the Company.

Due to Shuaiyi Technology relates to the land rental payable to Shuaiyi Technology.

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amounts due to related parties were non-interest bearing, unsecured and had no fixed repayment date.

(b)

Purchase of goods

For the nine months ended September 30, 2009 and 2008, the Company purchased rice amounting to $655,099 and $1,156,868, respectively, from Shuaiyi Technology.

(c)

Lease of land

For the nine months ended September 30, 2009 and 2008, the Company paid rental expense of $6,751 and $ 6,597, respectively, for land under an operating lease to Shuaiyi Technology.

NOTE 14

CONCENTRATION OF RISK

(a)

Concentration of credit risk

As of September 30, 2009 and December 31, 2008, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts

For the nine months ended September 30, 2009 and 2008, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of September 30, 2009 and December 31, 2008 also arose in the PRC.

There was one customer accounted for 10.20% of the Company’s revenue for the nine months ended September 30, 2009. There was no single customer who accounted for more than 10% of the Company’s revenue for the nine months ended September 30, 2008.

As of September 30, 2009, five customers on an individual basis accounted for 20%, 14%, 13%, 13% and 10% of accounts receivable of the Company. As of December 31, 2008, three customers on an individual basis accounted for 32%, 23% and 15% of accounts receivable of the Company. Except as aforesaid, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of September 30, 2009 or December 31, 2008.

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

NOTE 15

COMMITMENTS AND CONTINGENCIES

(a)

Operating leases

The Company has entered into tenancy agreements for the lease of exhibition hall and land with a third party and a related company (see Note 13(a)), respectively, for the purposes of the operation of its subsidiaries. The Company’s commitments for minimum lease payments under this operating lease for the next five years and thereafter as of September 30, 2009 are as follows:

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited
Remainder of 2009	$7,962
2010	31,849
2011	9,006
2012	9,006
2013	9,006
Thereafter	126,080

Total	$192,909

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

(c)

Transfer price for equity interest in Heilongjiang Shuaiyi

On July 28, 2008, the Company’s subsidiary, New Resources entered into an equity transfer agreement with the Shuaiyi Founders to acquire all of their equity interests in Heilongjiang Shuaiyi for RMB 60,000,000 (approximately $8.8 million). A new business license was issued to Heilongjiang Shuaiyi on December 1, 2008. According to PRC merger and acquisition rules, the equity interest transfer price should be paid in full within three months commencing from the issuance of the new business license to Heilongjiang Shuaiyi. If the transfer price is not paid by this date, the Company may apply to the relevant PRC business bureau for an extension of up to one year from the date of the issuance of the license; provided, however, that 60% of the transfer price will be required to be paid within six months from such date. However, if the Company is unable to make the payment for the transfer price by the March 1, 2009 or extended deadline and the relevant PRC business bureau does not grant the Company additional time to make the payment, the Company may be subject to fines or penalties imposed by the PRC business bureau. In addition, the Company may not be permitted to exercise any decision-making rights as a shareholder in Heilongjiang Shuaiyi or to consolidate Heilongjiang Shuaiyi's financial results into the Company’s financial statements.

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

Throughout the nine months ended September 30, 2009 and 2008, all of the Company’s operations were carried out in one geographical segment - China.

	Chinese	Other
	Caterpillar	Agricultural	Corporate
Nine months ended September 30, 2009	Fungus	Products	unallocated	Consolidated
Segment revenue from external customers	$8,696,141	$2,853,103	$-	$11,549,244
Segment profit (loss)	$6,287,874	$578,505	$(231,992)	$6,634,387
Income from operations before income taxes				$6,634,387
Segment assets	$25,239,717	$1,182,395	$3,359,748	$29,781,860
Total assets				$29,781,860
Other segment information:
Depreciation and amortization	$748,444	$5,889	$2,063	$756,396
Expenditure for segment assets	$878,207	$-	$-	$878,207

	Chinese	Other
	Caterpillar	Agricultural	Corporate
Nine months ended September 30, 2008	Fungus	Products	unallocated	Consolidated
Segment revenue from external customers	$6,985,060	$3,182,225	$-	$10,167,285
Segment profit (loss)	$5,145,129	$658,780	$(157,814)	$5,646,095
Income from operations before income taxes				$5,646,095
Segment assets	$21,467,946	$881,929	$1,438,153	$23,788,028
Total assets				$23,788,028
Other segment information:
Depreciation and amortization	$832,258	$5,708	$2,371	$840,337
Expenditure for segment assets	$884,338	$4,598	$2,130	$891,066

SHUAIYI INTERNATIONAL NEW RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Chinese	Other
	Caterpillar	Agricultural	Corporate
Three months ended September 30, 2009	Fungus	Products	unallocated	Consolidated
Segment revenue from external customers	$3,257,025	$308,936	$-	$3,565,961
Segment profit (loss)	$2,415,268	$19,468	$(65,626)	$2,369,110
Income from operations before income taxes				$2,369,110
Segment assets	$25,239,716	$1,182,396	$3,359,748	$29,781,860
Total assets				$29,781,860
Other segment information:
Depreciation and amortization	$248,862	$1,962	$688	$251,512
Expenditure for segment assets	$878,349	$-	$-	$878,349

	Chinese	Other
	Caterpillar	Agricultural	Corporate
Three months ended September 30, 2008	Fungus	Products	unallocated	Consolidated
Segment revenue from external customers	$3,591,681	$821,401	$-	$4,413,082
Segment profit (loss)	2,708,344	$73,652	$(54,176)	$2,727,820
Income from operations before income taxes				$2,727,820
Segment assets	$21,467,946	$881,929	$1,438,153	$23,788,028
Total assets				$23,788,028
Other segment information:
Depreciation and amortization	$278,338	$4,597	$860	$283,795
Expenditure for segment assets	$877,321	$1,294	$557	$879,172

NOTE 17

SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date through November 12, 2009, which represents the issue date of this Form 10-Q. There were no events or transactions occurring during this subsequent event report period which requires recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of the Quarter Report and our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

Overview of Our Business

We are a holding company that operates through our indirectly owned subsidiary Heilongjiang Shuaiyi, a leading dry Chinese Caterpillar Fungus grower and producer in China. We specialize in developing, processing, marketing and distributing a variety of agricultural and nutraceutical products consisting of dry Chinese Caterpillar Fungus, organic and specialty food products.

Our primary product is dry Chinese Caterpillar Fungus, which is developed from Cordyceps Militaris. Cordyceps Militaris is a species of parasitic fungus that is typically found in north-eastern mountainous China. It is a precious ingredient in traditional Chinese medicine, as Cordyceps Militaris is widely believed in China to offer high medical and health benefits by nourishing the yin, boosting the yang, and invigorating the meridians of the lungs and kidneys. We generated approximately 91.34% of our revenues from dry Chinese Caterpillar Fungus during the third quarter of 2009. We believe that we own 19% of the world wide market share in the cultivated Chinese Caterpillar Fungus industry. We plan to continue to focus on dry Chinese Caterpillar Fungus, which is our fastest growing product line with the greatest market demand and a significantly high profit margin.

We also sell organic and specialty food products through our subsidiary, Harbin Shuaiyi, which was formed in 2001. After years of development, we believe that we have become the largest wholesale distributor of organic and specialty food in Heilongjiang Province, China.

Third Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the third fiscal quarter of 2009, which resulted in continued growth in our revenues and net income.

The following are some financial highlights for the third quarter of 2009:

  Revenues: Our revenues were approximately $3.57 million for the third quarter of 2009, a decrease of 19.2% from the same quarter of last year.
  Gross Margin: Gross margin was 77.8% for the third quarter of 2009, as compared to 69.5% for the same period in 2008.
  Operating Profit: Operating profit was approximately $2.35 million for the third quarter of 2009, a decrease of 13.2% from $2.72 million of the same period last year.
  Net Income: Net income was approximately $2.03 million for the third quarter of 2009, a decrease of 14.4% from the same period of last year.
  Fully diluted earnings per share was $0.15 for the third quarter of 2009.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Three Months Ended		Three Months Ended
	September 30, 2009		September 30, 2008
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues
Revenues	3,566	100%	4,413	100%
Cost of goods sold	(793)	(22.2)%	(1,346)	(30.5)%
Gross Profit	2,773	77.8%	3,067	69.5%
Selling expenses	(88)	(2.4)%	(89)	(2.0)%
General and administrative expenses	(331)	(9.3)%	(258)	(5.9)%
Income from operations	2,354	66.0%	2,719	61.6%
Other income and (expenses)
Interest income	19	0.5%	8	0.2%
Other income	-	-	-	-
Exchange loss	(4)	(0.08)%	-	-
Income before income tax	2,369	66.4%	2,728	61.8%
Provision for income tax	(340)	(9.5)%	(361)	(8.2)%
Net income	2,029	56.9%	2,366	53.6%

Revenues. Revenues decreased approximately $0.84 million, or 19.0%, to approximately $3.57 million for the three months ended September 30, 2009, from approximately $4.41 million for the same period in 2008. This decrease was mainly attributable to the fact that during the third quarter of 2009, we conducted maintenance and sanitization of our production facilities of dry Chinese Caterpillar Fungus, which reduced the production and sales of our products.

Cost of Goods Sold. Our cost of goods is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of goods sold decreased approximately $0.56 million, or 41.5%, to approximately $0.79 million for the three months ended September 30, 2009, from approximately $1.35 million during the same period in 2008. This decrease was mainly due to the decrease in our sales. As a percentage of revenues, the cost of goods sold decreased to 22.2% during the three moths ended September 30, 2009 from 30.5% in the same period in 2008. Such increase of gross margin was mainly attributable to the fact that a larger portion of our total revenues was generated from our small package dry Chinese Caterpillar Fungus products with higher unit selling price as compared to the same period of 2008. Because the gross margin of small package products is higher than that of larger package products, the percentage of cost of sales to total sales revenue decreased during the three months ended September 30, 2009.

Gross Profit. Our gross profit decreased by approximately $0.30 million, or 9.8%, to approximately $2.77 million for the three months ended September 30, 2009 from approximately $3.07 million during the same period in 2008. Gross profit as a percentage of revenues, or gross margin, was 77.8% for the three months ended September 30, 2009, an increase of 8.3% from 69.5% during the same period in 2008. Such percentage increase was mainly due to the increased sales of our higher margin small package Chinese Caterpillar Fungus products.

Selling Expenses . Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, and other sales related costs. Selling expenses decreased approximately $0.001 million, or 1.1%, to approximately $0.088 million for the three months ended September 30, 2009 from approximately $0.089 million during the same period in 2008. As a percentage of revenues, selling expenses increased to 2.4% for the three months ended September 30, 2009 from 2.0% for the same period in 2008. The decrease in the amount of selling expenses was mainly attributable to the decrease in our sales.

General and Administrative Expenses . General and administrative expenses increased approximately $0.07 million, or 26.9%, to approximately $0.33 million for the three months ended September 30, 2009 from approximately $0.26 million for the same period in 2008. As a percentage of revenues, general and administrative expenses increased to 9.3% for the three months ended September 30, 2009 from 5.9% for the same period in 2008. The increase in the amount of general and administrative expenses was mainly attributable to the payment of Daqing Shuaiyi real property tax of Daqing Shuaiyi due for the three months ended September 30, 2009 and the overdue real property tax for the last fiscal year.

Income Before Income Tax . Income before income tax decreased approximately $0.36 million, or 13.2%, to approximately $2.37 million during the three months ended September 30, 2009 from approximately $2.73 million during the same period in 2008. As a percentage of revenues, income before income tax increased to 66.4% during the three months ended September 30, 2009 from 61.8% during the same period in 2008. The decrease of income before income tax is mainly attributable to the decrease in our gross profit as a result of the decrease in our sales.

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

Income tax decreased approximately $0.02 million to approximately $.0.34 million for the three months ended September 30, 2009 from approximately $0.36 million for the same period in 2008. We paid less tax in 2009 because of the decrease in sales and taxable income.

Net Income . Net income decreased by approximately $0.34 million, or 14.4% to approximately $ 2.03 million for the three months ended September 30, 2009 from approximately $2.37 million for the same period of 2008, as a result of the factors described above.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Nine Months Ended		Nine Months Ended
	September 30, 2009		September 30, 008
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues
Revenues	11,549	100%	10,167	100%
Cost of goods sold	(3,733)	(32.3)%	(3,579)	(35.2)%
Gross Profit	7,816	67.7%	6,588	64.8%
Selling expenses	(281)	(2.4)%	(138)	(1.4)%
General and administrative expenses	(944)	(8.2)%	(827)	(8.1)%
Income from operations	6,591	57.1%	5,623	55.3%
Other income and (expenses)
Interest income	50	0.4%	19	0.18%
Other income	-	-	4	0.04%
Exchange loss	(7)	(0.06)%	-	-
Income before income tax	6,634	57.4%	5,646	55.5%
Provision for income tax	(891)	(7.7)%	(775)	(7.6)%
Net income	5,743	49.7%	4,871	47.9%

Revenues. Revenues increased approximately $1.3 million, or 12.8%, to approximately $11.5 million for the nine months ended September 30, 2009, from approximately $10.2 million for the same period in 2008. This increase was mainly attributable to the increase of our sales and output volume of our product, dry Chinese Caterpillar Fungus, driven by the continued increase in market demand for our products as well as the sales of our small package dry Chinese Caterpillar Fungus products, which consisted a larger portion of our total revenues during the nine months ended September 30, 2009 as compared to the same period last year.

Cost of Goods Sold. Our cost of goods sold increased approximately $0.15 million, or 4.2%, to approximately $3.73 million for the nine months ended September 30, 2009, from approximately $3.58 million during the same period in 2008. This increase was mainly due to the increase in our raw materials and labor costs, which were generally in line with the increase in our sales. As a percentage of revenues, the cost of goods sold decreased to 32.3% during the nine moths ended September 30, 2009 from 35.2% in the same period in 2008. Such increase of gross margin was mainly attributable to the fact that a larger portion of our total revenues was generated from our small package dry Chinese Caterpillar Fungus products with higher unit selling price as compared to the same period of 2008. Because the gross margin of small package products is higher than that of larger package products, the percentage of cost of sales to total sales revenue decreased during the nine months ended September 30, 2009.

Gross Profit. Our gross profit increased by approximately $1.2 million, or 18.2%, to approximately $7.8 million for the nine months ended September 30, 2009 from approximately $6.6 million during the same period in 2008. Gross profit as a percentage of revenues, or gross margin, was 67.7% for the nine month ended September 30, 2009, an increase of 2.9% from 64.8% during the same period in 2008. Such percentage increase was mainly due to the increased sales of our higher margin small package Chinese Caterpillar Fungus products.

Selling Expenses . Our selling expenses increased approximately $0.14 million, or 100%, to approximately $0.28 million for the nine months ended September 30, 2009 from approximately $0.14 million during the same period in 2008. As a percentage of revenues, selling expenses increased to 2.4% for the nine months ended September 30, 2009 from 1.4% for the same period in 2008. The increase in the amount and percentage of selling expenses was mainly attributable to the increase of salaries and travelling expenses of our sales representatives and more marketing activities to promote our products.

General and Administrative Expenses . General and administrative expenses increased approximately $0.11 million, or 13.3%, to approximately $0.94 million for the nine months ended September 30, 2009 from approximately $0.83 million for the same period in 2008. As a percentage of revenues, general and administrative expenses increased to 8.2% for the nine months ended September 30, 2009 from 8.1% for the same period in 2008. The increase in the amount of general and administrative expenses was mainly attributable to the increase of services expenses associated with being a public company during the nine months ended September 30, 2009.

Income Before Income Tax . Income before income tax increased approximately $0.98 million, or 17.3%, to approximately $6.63 million during the nine months ended September 30, 2009 from approximately $5.65 million during the same period in 2008. As a percentage of revenues, income before income tax increased to 57.4% during the nine months ended September 30, 2009 from 55.5% during the same period in 2008. The increase in income before income tax is mainly attributable to the increase in our gross profit as a result of the increase in our sales.

Income Taxes. Income tax increased approximately $0.11 million to approximately $0.89 million for the nine months ended September 30, 2009 from approximately $0.78 million for the same period in 2008. We paid more tax in 2009 because of the increase in sales and taxable income.

Net Income . Net income increased by approximately $0.87 million, or 17.9% to approximately $5.74 million for the nine months ended September 30, 2009 from approximately $4.87 million for the same period of 2008, as a result of the factors described above.

Business Segment Information

Our business operations can be categorized into two segments based on the type of products we manufacture and sell, specifically (i) Chinese Caterpillar Fungus, and (ii) other agricultural products.

For the nine months ended September 30, 2009, our sales revenue from our Chinese Caterpillar Fungus was approximately $8.70 million, and our sales revenue from our other agricultural products was approximately $2.85 million.

We grow and sell our Chinese Caterpillar Fungus through our subsidiary, Daqing Shuaiyi. Our subsidiary, Harbin Shuaiyi is mainly engaged in the business of selling our other agricultural products.

Additional information regarding our products can be found at Note 16 in our unaudited consolidated financial statements contained under Part I, Item I “FINANCIAL STATEMENTS” above.

Liquidity and Capital Resources

General

As of September 30, 2009, we had cash and cash equivalents (excluding restricted cash) of approximately $15.4 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$7,086	$4,592
Net cash (used in) investing activities	(928)	(891)
Net cash provided by financing activities	62	6.5
Net cash flow	6,236	3,955

Operating Activities

Net cash provided by operating activities was approximately $7.09 million for the nine-month period ended September 30, 2009, which is an increase of approximately $2.50 million from approximately $4.59 million net cash provided by operating activities for the same period of 2008. The increase of the cash provided by operating activities was mainly attributable to the increases in our net profit and the decrease in our account receivables.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash used in investing activities for the nine-month period ended September 30, 2009 was approximately $0.93 million, which is an increase of approximately $0.04 million from net cash used in investing activities of approximately $0.89 million for the same period of 2008. The increase of the cash used in investing activities was mainly due to the payment to the original shareholders of Heilongjiang Shuaiyi for the transfer of their equity interests in Heilongjiang Shuaiyi to New Resources in connection with the Company’s restructuring.

Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2009 was approximately $0.06 million, which is an increase of approximately $0.05 million from approximately $0.01 million net cash provided by financing activities for the same period of 2008. During the nine months ended September 30, 2009, we borrowed approximately $0.06 million from our Chairman, Lianyun Han as working capital of the Company.

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

New accounting pronouncement to be adopted

In June 2009, the FASB established the FASB Accounting Standards CodificationTM (ASC) as the single source of authoritative U.S generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC superseded all previously existing non-SEC accounting and reporting standards, and any prior sources of U.S. GAAP not included in the ASC or grandfathered are not authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The ASC did not change current U.S. GAAP but changes the approach by referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. The ASC has been effective for the Company effective July 1, 2009. Adoption of the ASC did not have a material impact on the Company’s Condensed Consolidated Financial Statements, but references in the Company’s Notes to Consolidated Financial Statements to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements are now presented as references to the corresponding Topic in the ASC.

Effective January 1, 2009, the first day of fiscal 2009, the Company adopted FASB ASC 350-30 and ASC 275-10-50 (formerly FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 ("SFAS 142"), “Goodwill and Other Intangible Assets.” The Company will apply ASC 350-30 and ASC 275-10-50 prospectively to intangible assets acquired subsequent to the adoption date. The adoption of these revised provisions had no impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 815-10-65 (formerly SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”), which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses., This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this ASC did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

During 2008, the Company adopted FASB ASC 820-10 (formerly FSP FAS 157-2, "Effective Date of FASB Statement 157"), which deferred the provisions of previously issued fair value guidance for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. Effective January 1, 2009, the Company adopted the fair value guidance for nonfinancial assets and liabilities. The adoption of FASB ASC 820-10 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 810-10-65 (formerly SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51"), which amends previously issued guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. The adoption of the provisions in this ASC did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 805-10, (formerly SFAS 141R, "Business Combinations"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. In addition, the provisions in this ASC require that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. The Company will apply ASC 805-10 to any business combinations subsequent to adoption.

Effective January 1, 2009, the Company adopted FASB ASC 805-20 (formerly FSP FAS 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies"), which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. The adoption of ASC 805-20 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 825-10-65 (formerly FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board 28-1, "Interim Disclosures about Fair Value of Financial Instruments"), which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 320-10-65 (formerly FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments"). Under ASC 320-10-65, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, ASC 320-10-65 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. The adoption of ASC 320-10-65 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 820-10-65 (formerly FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly"), which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 855-10 (formerly SFAS 165, “Subsequent Events”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Adoption of ASC 855-10 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

New accounting pronouncement to be adopted

In December 2008, the FASB issued ASC 715, Compensation – Retirement Benefits (formerly FASB FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”), which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. The Company is required to adopt these disclosure requirements in the fourth quarter of 2009. It is expected the adoption of these disclosure requirements will have no material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (not yet reflected in FASB ASC). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), “Consolidation of Variable Interest Entities.” The standard is effective for the first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal year beginning January 1, 2010), for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (not yet reflected in FASB ASC). The standard amends FIN No. 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN No. 46(R). This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal year beginning January 1, 2010), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. As such, the Company will adopt this Statement for interim and annual periods ending after January 1, 2010. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

In August, 2009, the FASB issued ASC Update No. 2009-05 (“Update 2009-05”) to provide guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS 157, "Fair Value Measurements"). The Company is required to adopt Update 2009-05 in the fourth quarter of 2009. It is expected the adoption of this Update will have no material effect on the Company’s Consolidated Financial Statements.

In October 2009, the FASB concurrently issued the following ASC Updates:

  ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3) . This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

  ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1). This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method. The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2011. The Company is currently evaluating the potential impact these standards may have on its financial position and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lianyun Han and Mr. Xianfeng Han, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Lianyun Han and Mr. Xianfeng Han concluded that as of September 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended September 30, 2009 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

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

DATED: November 12, 2009

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