Form 10-K
period 2009-12-31
Nutrastar International Inc.
filed 2010-03-25
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-52899

NUTRASTAR INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0264950
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

7/F Jinhua Mansion
41 Hanguang Street
Nangang District, Harbin, 150080
People’s Republic of China
(Address of principal executive offices)

(86) 451-82287746
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes [  ] No [X]

As of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $23.8 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 14,312,731 shares of the registrant’s common stock outstanding as of March 24, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NUTRASTAR INTERNATIONAL INC.

Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2009

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations.

Use of Terms

Except as otherwise indicated by the context,

  “Nutrastar,” “we,” “us,” “our company” and “our” refer to the combined business of Nutrastar International Inc., a Nevada corporation, and/or its consolidated subsidiaries, as the case may be;

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

  “SEC” refers to the United States Securities and Exchange Commission;

  “Securities Act” refers to the Securities Act of 1933, as amended; and

  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

Effective May 19, 2009, we implemented a 1-for-114.59 reverse stock split of issued and outstanding shares of our common stock. Except where specifically indicated, all common share information (including information related to warrants to purchase common stock) has been restated to reflect the 1-for-114.59 reverse split.

PART I

ITEM 1. BUSINESS.

Business Overview

We are a holding company that operates through our indirectly owned subsidiary Heilongjiang Shuaiyi, a leading grower and producer of Cordyceps Militaris, or “Chinese Golden Grass” in China. We specialize in developing, processing, marketing and distributing a variety of agricultural and nutraceutical products consisting of Chinese Golden Grass, organic and specialty food products. In addition, we plan to produce and market other products developed from Cordyceps Militaris within the coming months and years, including specialty beverage products as indicated in more detail below.

Our primary product is Chinese Golden Grass, which is developed from Cordyceps Militaris. Cordyceps Militaris is a species of parasitic fungus that is typically found in north-eastern mountainous China. It is a precious ingredient in traditional Chinese medicine, as Cordyceps Militaris is widely believed in China to offer high medical and health benefits by nourishing the yin, boosting the yang, and invigorating the meridians of the lungs and kidneys. According to Georges Halpern's Healing Mushrooms, certain research has shown that Cordyceps Militaris may boost our immune system, and can be used as a supplement for the purposes of combating certain effects of fatigue and aging, as well as reducing blood pressure, the occurrences of certain tumors, and combating arteriosclerosis and certain gastrointestinal disorders. In addition, Cordyceps Militaris has significantly high economic values. According to Halpern, wild Cordyceps Militaris can cost as much as $10,000 per kilogram. Due to the extremely sensitive growing conditions of Cordyceps Militaris, it is very difficult to grow the plant in a man-made environment. Through several years of laboratory tests, we developed the technology to commercially grow and produce Cordyceps Militaris in 2006. We generated 78.7% and 68.5% of our revenues from Chinese Golden Grass for fiscal years 2009 and 2008, respectively. We believe that we own 19% of the market share in the cultivated Chinese Golden Grass industry. We plan to continue to focus on Chinese Golden Grass, which is our fastest growing product line with the greatest market demand and a significantly high profit margin.

We also sell organic and specialty food products through our subsidiary, Harbin Shuaiyi, which was formed in 2001. After years of development, we believe that we have become the largest wholesale distributor of organic and specialty food in Heilongjiang Province, China.

Corporate History and Structure

General

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

On May 19, 2009, we filed amended and restated articles of incorporation with the Nevada Secretary of State to amend our articles of incorporation to, among other things, (1) change our name from “YzApp International Inc.” to “Shuaiyi International New Resources Development Inc.,” (2) increase the total number of shares of common stock that we have the authority to issue from 50,000,000 to 190,000,000 shares and (3) effect a 1-for-114.59 reverse split of our outstanding common stock.

On December 4, 2009, our board of directors and New Zealand WAYNE’s Investment Holdings Co., Ltd., the holder of approximately 67.3% of our issued and outstanding capital stock at such time, approved by a written consent in lieu of a meeting an amendment of our Articles of Incorporation to change our name from “Shuaiyi International New Resources Development Inc.” to “Nutrastar International Inc.” to more accurately reflect our marketing and branding strategy for the Company and its products. The name change became effective on January 11, 2010. Our common stock has been quoted on the OTC Bulletin Board under the new symbol NUIN.OB since January 20, 2010.

Background and History of New Resources and Heilongjiang Shuaiyi

New Resources is a holding company, which was incorporated in the BVI under the BVI Business Company Act on March 13, 2008. New Resources was wholly-owned by New Zealand WAYNE's Investment Holdings Co., Ltd., or the Shareholder, a BVI company, before the Company acquired New Resources on December 23, 2008.

Heilongjiang Shuaiyi was established on July 11, 2006 under the laws of the PRC. Heilongjiang Shuaiyi has two wholly-owned subsidiaries, Daqing Shuaiyi and Harbin Shuaiyi. On July 28, 2008, pursuant to a restructuring plan intended to ensure compliance with regulatory requirements of the PPRC, the nine original shareholders of Heilongjiang Shuaiyi, or the Founders, including the Company’s chairperson and chief executive officer, Lianyun Han, entered into an equity transfer agreement, or the Equity Transfer Agreement, with New Resources, pursuant to which the Founders transferred all of their equity interests in Heilongjiang Shuaiyi to New Resources for a purchase price of RMB 60 million (approximately $8.8 million). As a result, New Resources became the 100% owner of Heilongjiang Shuaiyi and, indirectly, Daqing Shuaiyi and Harbin Shuaiyi. On November 24, 2008, Heilongjiang Shuaiyi obtained the Certificate of Approval for Establishment of Enterprises of Foreign Investment issued by Heilongjiang Provincial Government and a new business license was issued to Heilongjiang Shuaiyi on December 1, 2008.

On September 12, 2008, the Shareholder entered into separate Earn-In Agreements with the Founders of Heilongjiang Shuaiyi, which entitle the Founders to acquire a majority interest in the Shareholder upon the satisfaction of the conditions set forth in the Earn-In Agreements. Pursuant to the Earn-In Agreements, each Founder has an option to purchase shares of the Shareholder’s ordinary shares at a purchase price of $0.01 per share (the par value of the Shareholder’s ordinary shares), provided that the aggregate price with respect to the shares eligible to be purchased relating to the satisfaction of condition (4) below is the sum of $0.01 per share, multiplied the number of such shares, plus $1,000, upon the satisfaction of each of the following conditions: (1) six months have expired since the date of the share exchange agreement, or Share Exchange Agreement, dated December 23, 2008, pursuant to which we acquired New Resources, provided that on or before that date, the Founder and Heilongjiang Shuaiyi has entered into a binding employment agreement and the Founder is employed by Heilongjiang Shuaiyi pursuant to that agreement on such date; (2) the SEC has declared a registration statement filed by the Company under the Securities Act effective, or investors who purchased common stock from the Company pursuant to a securities purchase agreement being able to sell their common stock under Rule 144; (3) Heilongjiang Shuaiyi and its subsidiaries have achieved not less than $1,560,000 in after-tax net income, as determined under United States generally accepted accounting principals, or US GAAP, for the six months ended June 2009; and (4) Heilongjiang Shuaiyi has achieved not less than $3,900,000 in pre-tax profits, as determined under US GAAP for the fiscal year ending 2009. Notwithstanding the foregoing, for purposes of determining whether or not the financial thresholds described above have been achieved, the purchase of the shares by the Founder or any other person designated by the Founder shall not be deemed to be an expense, charge, or other deduction from revenues of the Company even though US GAAP may require contrary treatment. On February 12, 2009, each Founder and the Shareholder entered into an amendment to the Earn-In Agreements, or the First Amendment, to amend the definition of the first condition. As a result, pursuant to the First Amendment, in order to satisfy the first condition for each Founder, only Ms. Lianyun Han needs to enter into a binding employment agreement with Heilongjiang Shuiayi within six months after the share exchange transaction dated December 23, 2008.

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

The following charts demonstrate the ownership information of the relevant entities before and after the consummation of the restructuring plan:

Before the Equity Transfer Agreement:

After the consummation of the restructuring plan

Acquisition of New Resources

On December 23, 2008, pursuant to a certain Share Exchange Agreement, we completed a reverse acquisition transaction of New Resources whereby we issued to the Shareholder 689,390 shares of our Series A Voting Convertible Preferred Stock, par value $ 0.001 per share, constituting approximately 94% of our issued and outstanding capital stock on a fully-diluted basis, in exchange for all of the issued and outstanding capital stock of New Resources. New Resources thereby became our wholly owned subsidiary and the Shareholder became our controlling stockholder.

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

Private Placement Transaction

On December 17, 2009, we completed a private placement transaction and sold 1,000,000 shares of our common stock to certain accredited investors at $2.50 per share for a total of $2.5 million pursuant to a securities purchase agreement, or the Securities Purchase Agreement. In addition, we issued to each of the investors two warrants to purchase in aggregate 500,000 shares of our common stock, including a Series A warrant having a term of three years with an exercise price of $3.25 per share and a Series B warrant having a term of three years with an exercise price of $4.00 per share, both of which are subject to the usual adjustments for certain corporate events.

In addition, pursuant to the Securities Purchase Agreement, the Shareholder agreed to place a total of 1,000,000 shares of the Company’s common stock held by it into escrow to secure the make good obligations described below on behalf of the investors. Under the Securities Purchase Agreement, the Shareholder agreed that: (i) in the event that the Company’s consolidated financial statements reflect less than $9,000,000 of after-tax income for the fiscal year ending December 31, 2010, it will transfer to the investors, on a pro rata basis, for no additional consideration, 500,000 shares of the Company common stock owned by it; and (ii) in the event that the Company’s consolidated financial statements reflect less than $11,000,000 of after-tax net income for the fiscal year ending December 31, 2011, it will transfer to the investors, on a pro rata basis, for no additional consideration, 500,000 shares of the Company’s common stock owned by it.

The following chart reflects our organizational structure as of the date of this report:

Business Segment Information

Our business operations can be categorized into two segments based on the type of products we manufacture and sell, specifically (i) Chinese Golden Grass, and (ii) other agricultural products.

We grow and sell our Chinese Golden Grass through our subsidiary, Daqing Shuaiyi. Our subsidiary, Harbin Shuaiyi is mainly engaged in the business of selling our other agricultural products. Additional information regarding these products can be found below.

For financial information relating to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 to our consolidated financial statements appearing elsewhere in this annual report.

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

Widespread economic development in China has not only increased the disposable income of Chinese consumers, it has also lead to an increase in consumer awareness of the risks of dietary imbalances and the importance of maintaining appropriate levels of vitamins and minerals in the human body. Along with a growing middle class, all of these facts have rapidly increased China’s 480 million urban consumers’ demand for nutraceutical products. Today the Chinese health supplements industry is estimated to be worth approximately $6 billion in annual sales, according to the China Health Care Association, which is an association attached to China's Ministry of Health. We believe that the next era of nutrition will focus on naturally occurring properties provided from plants, fruits, and vegetables, which support good health.

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

International markets for Cordyceps Militaris are mainly in the United States, Canada, Japan, Korea, Hong Kong and Southeast Asia. The European and Australian markets are also emerging. According to Market Survey of Cordyceps Militaris 2008, published by China Market Monitoring Center in 2008, the current international market demand for Cordyceps Militaris is about 1,000 tons a year, while the Chinese domestic market demand is about 500 tons a year with an annual growth rate of over 13%. With about 50 Cordyceps Militaris manufacturers in China having an aggregate production capacity of only 250 tons a year, there is a big gap between supply and demand and therefore a great potential for our Chinese Golden Grass market.

Our Competitive Strengths

We believe that our success to date and potential for future growth can be attributed to a combination of our strengths, including the following:

  High-end niche products. We sell organic and specialty food products and Chinese Golden Grass products that the followers of traditional Chinese medicine believe have high nutrient concentration, potential health benefits and high value. Our products are positioned in the high-end market as premium healthy food and are distinguished from the common nutraceutical products in the market.

  Leading market position and significantly high margin. We believe we have established ourselves as a dominant player in China’s Chinese Golden Grass industry. We believe that we currently own approximately 19% of the Chinese Golden Grass market. By successfully commercializing our Cordyceps Militaris planting technology, we believe that we have achieved economies of scale and accordingly significantly high margin that no other material competitor can match in the near future.

  Leading-edge R&D team. Our research and development team has a strong and extensive technology background and has been an early participant in the Chinese Golden Grass market. Currently we have 21 technicians in our R&D department. The head of our research and development team, Mr. Lichen Wang, is a lead expert in the field of edible fungus in China. Mr. Wang graduated with a Bachelor’s degree in edible fungus and has served as the deputy director of several research institutes of edible fungus in Northeast China.

  Experienced management team with a strong track record. Our management team has extensive operating experience and industry knowledge. Lianyun Han, our founder and chief executive officer, has more than 10 years experience in operational management and business development. Daniel K. Lee, CFA, CPA, our chief financial officer, has financial management and capital market experience in U.S. and China. We believe that our management team’s experience and capabilities have contributed greatly to our significant growth in the past three years.

Our Growth Strategy

As a leading nutraceutical producer in China, we believe we are well positioned to capitalize on future industry growth in China. We are dedicated to providing healthy and high nutritional products to our consumers. We will implement the following strategic plans to take advantage of industry opportunities and our competitive strengths:

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

  Introducing new products. We constantly evaluate our products and seek to adapt to changing market conditions by updating our products to reflect new trends in consumer preferences. We endeavor to expand our market presence by introducing additional competitive nutraceutical products to our product offerings. Our new products under development include specialty beverage products.

  Increase production capacity. Our existing production lines of Chinese Golden Grass have been running at close to full capacity while the market demand for our existing products continues to increase. We plan to develop an additional 4.1 million square meters to grow Cordyceps Militaris with a designed annual production capacity of 65 tons by the end of 2010. We also own 75 buildings in our company compound and only 10 of them are currently used to plant Cordyceps Militaris. We plan to convert more buildings into biotechnologically controlled cultivation plants to grow and process Cordyceps Militaris.

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

  Technology innovation. We believe that the development of new technology is critical to our success. We will continuously improve the quality of our existing and future products through new technologies. We intend to maintain our long-term partnership with Chinese universities and research institutes in order to develop new technologies.

Our Products and Production Process

Chinese Golden Grass

Our primary product is Chinese Golden Grass, which is developed from Cordyceps Militaris. Cordyceps Militaris is a species of parasitic fungus that is typically found in the north-eastern mountainous regions of China. As a precious ingredient in traditional Chinese medicine, Cordyceps Militaris is widely believed in China to offer high medical and health benefits by nourishing the yin, boosting the yang, and invigorating the meridians of the lungs and kidneys. Due to the extremely sensitive growing conditions of Cordyceps Militaris, it is very difficult to grow the plants in man-made environments. Through several years laboratory tests, we developed the technology to commercially grow and produce Cordyceps Militaris in 2006. Our production process primarily includes planting, purifying and packaging.

Our present production capacity of Chinese Golden Grass is approximately 55 tons annually. We generated 78.7% and 68.5% of our revenues from Chinese Golden Grass for the fiscal years of 2009 and 2008, respectively. We believe that we own approximately 19% market share in the entire cultivated Chinese Golden Grass industry. We plan to continue to focus on Chinese Golden Grass, which is our fastest growing product with the greatest market demand and a significantly high profit margin. To achieve this end, we plan to increase our annual production capacity of 65 tons by the end of 2010.

Organic and Specialty Food

Growth in domestic demand for organic products has been driven by rising incomes in China. Through our indirect subsidiary, Harbin Shuayi, we act as either a sales agent or a distributor to market and sell organic and specialty food products supplied by third-party producers. These products mainly include Northeast Peculiar Rice. Northeast Peculiar Rice is grown in accordance with organic product standards established by the Chinese Ministry of Agriculture. To qualify as “organic,” food must be produced in an environment which relies upon natural resources, without the use of conventional pesticides, artificial fertilizers, in an appropriate ecological environment, and must undergo a series of scientific and technological quality control processes. Our Northeast Peculiar Rice is rich in protein, fiber fats, amino acids and calcium, iron, zinc, selenium and other elements and vitamins. After years of development, we believe we have become the largest wholesale distributor of organic and specialty food in Heilongjiang Province, China.

New products under development

We plan to further diversify our Cordyceps Militaris based product mix to cater to different customer tastes and preferences. Currently, we have the following two products under development. In 2010, we will be targeting mass consumer markets by introducing two specialty beverage products with the health benefits of enhancing immunity, reducing fatigue, enhancing circulations, among other benefits derived from our Cordyceps Militaris.

  Cordycepin. Cordycepin is the major bioactive compound of Cordyceps Militaris. Cordycepin has been used as raw materials in various nutraceutical products, cosmetics and drugs worldwide. According to Georges Halpern’s Healing Mushrooms, Cordycepin is medicinally used to treat bacterial infections such as tuberculosis and leprosy as well as possibly inhibiting HIV replication.

  Specialty Beverage Products. This convenient and delicious Chinese traditional healthcare cereal beverage has various nutritional ingredients of Cordyceps Militaris, including Cordycepin and polysaccharides. We expect to begin manufacturing and selling this product by the first half of 2010.

Marketing and Sales

Currently, we have 132 experienced marketing personnel who are responsible for market research, promotion and advertisement. We strengthen our market presence by employing various types of marketing strategies. We participate in trade shows such as Harbin International Fair for Trade and Economic Cooperation and Beijing Agriculture Exposition and offer seminars and lectures to local communities regarding the health benefits of our products. These activities help to promote our reputation and name recognition in the industry.

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

The following table lists top suppliers of our raw materials in 2009:

			Purchasing Value
Rank	Company Name	Unit (Kg)	in 2009 ($)	Location	Material
1	Heilongjiang Xianfeng Agricultural Goods	77,500	428,409	Harbin	Plastic film
	Trading Market Co., Ltd.	9,010			Disinfectant
		46,000			Plastic bag
		4,100			Carton
		117,819			Small packing boxes
		117,819			Small package bag
2	Harbin Zhenfengyuan Bio-technology Co., Ltd.	32,472	369,218	Harbin	Peptone
		191,270			Vitamin-C
3	Nehe Laocai Grain Depot	452,320	165,539	Nehe	Wheat
4	Daqing Qingzhong Seed Co., Ltd.	79,500	19,785	Daqing	Potato
5	Harbin Jiancheng Fine Chemical Plant	14,900	13,670	Harbin	Glucose
		1,420			Citric Acid
		2,150			Bitter Salt

Our Major Customers

The following table provides information on our major clients in fiscal year 2009.

			Sales
			(in Thousands	Percentage
			of	of
Rank	Name	Description of Client	US Dollars)	Total Sales
1	Lai En Century Co. Ltd.	Trading company in China	2,249	14.7%
2	Zhejiang Wanfeng Group Pharmaceutical Co., Ltd.	Pharmaceutical Products Producer in China	1,430	9.3%
3	Disha Pharmaceutical Co., Ltd.	Pharmaceutical Products Producer in China	1,347	8.8%
4	Zhejiang Yinlong Trading Company	Trading company in China	1,192	7.8%
5	Hangzhou KangYuanTang Ganoderma Lucidum Co., Ltd.	Health Products Producer in China	1,190	7.8%
6	Si Chuan Ai Da Biotech Co. Ltd.	Health Products Producer in China	1,153	7.5%
7	Xi’an Yizhiliu Pharmaceutical Co., Ltd	Pharmaceutical Products Producer in China	1,146	7.5%
8	Beijing Ruichenboji Technology Development Co., Ltd.	Trading company in China	794	5.2%
9	Shenzhan Beilixin Biotech Co., Ltd	Health Products Producer in China	240	1.6%
10	General Hospital of Shandong CAPF	Pharmaceutical Products Producer in China	96	0.6%

Our Competition

Most of our competitors for sales of Chinese Golden Grass products are small-sized local producers and generally have a much lower production capacity. Compared to these competitors, we believe we have a much higher production capacity and more advanced growing and production technology. Our major competitors in China include Heilongjiang Xinyisheng Pharmaceutical Co., Ltd., Liangshan County Ganoderma and Cordyceps Sci-Tech Development Co., Ltd., Jiangsu Xuzhou Kangyuan Cordyceps Biology Co., Ltd., Xuzhou Baofu Cordyceps Co., Ltd. and Jinzhou Cordyceps Militaris Co., Ltd.

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

As described below, on April 10, 2006, we spent RMB 30 million (approximately $4.4 million) in acquiring the technologies of Cordyceps Militaris cultivation from Mr. Runjiao Wang. In 2009 and 2008, our research and development expenses were insignificant.

Intellectual Property

We currently have the following patents pending approval:

		Patent No. /	Expiration
Patent Name	Patent type	Application No.	Date	Status
Technology of Using Plastic Ware to Cultivate Cordyceps Militaris	Invention	200810064305.3	N/A	Pending
Planting Cordyceps militaris by the method of making liquid spawn.	Invention	200810064705.4	N/A	Pending
Formulation of Cordyceps Militaris and Green Bean Paste Beverage	Invention	200810064387.1	N/A	Pending
Formulation of Cordyceps Militaris and Corn Beverage	Invention	200810064389.0	N/A	Pending
Formulation of Cordyceps Militaris and Millet Beverage	Invention	200810064390.3	N/A	Pending
Formulation of Cordyceps Militaris and Red Bean Paste Beverage	Invention	200810064388.6	N/A	Pending

On April 10, 2006, Daqing Shuaiyi entered into an exclusive licensing agreement with Mr. Runjiao Wang, pursuant to which Mr. Wang agreed to grant Daqing Shuaiyi an exclusive right to use the cultivation technology of Cordyceps Militaries that Mr. Wang developed. According to this licensing agreement, Daqing Shuaiyi is allowed to use this technology exclusively in China for ten years beginning on April 10, 2006. In consideration of the rights granted to Daqing Shuaiyi under this licensing agreement, Daqing Shuaiyi agreed to pay Mr. Wang a licensing fee in an amount of RMB 30 million (approximately $4.4 million). In addition, Daqing Shuaiyi has the right of first refusal with respect to the cultivation technology when the licensing agreement expires.

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

We rely on trade secret protection and confidentiality agreements to protect our proprietary information and knowhow. Our management and each of our research and development personnel have entered into a standard confidentiality agreement, which includes a clause acknowledging that all inventions, designs, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership rights that they may claim in those works. Despite our precautions, it may be possible for third parties to obtain and use, without our consent, intellectual property that we own or are licensed to use. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business. See Item 1A, “Risk factors—Risks Related to Our Business—Failure to adequately protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.”

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

Our Employees

As of December 31, 2009, we employed a total of 302 full-time employees. The following table sets forth the number of our employees by function.

Function	Number of Employees
Capital Department	5
Sales Department	132
Production Department	121
R&D Department	21
Financial Department	13
Administrative Office	10
TOTAL	302

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

Seasonality

The production and sale of our primary product, Chinese Golden Grass, historically have not been subject to seasonal variations.

Insurance

We do not have any business liability, interruption or litigation insurance coverage for our operations in China. Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Therefore, we are subject to business and product liability exposure. See Item 1A, “Risk Factors – Our inability to protect our trademarks, patent and trade secrets may prevent us from successfully marketing our products and competing effectively.”

ITEM 1A. RISK FACTORS.

The shares of our common stock are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any of the shares of common stock, you should carefully consider the following factors relating to our business and prospects. You should pay particular attention to the fact that we conduct all of our operations in China and are governed by a legal and regulatory environment that in some respects differs significantly from the environment that may prevail in the U.S. and other countries. If any of the following risks actually occurs, our business, financial condition or operating results will suffer, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

The recent financial crisis could negatively affect our business, results of operations, and financial condition.

The recent credit crisis and turmoil in the global financial system may have an impact on our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, these economic conditions also impact levels of consumer spending, which have recently deteriorated significantly and may remain depressed for the foreseeable future. Consumer purchases of discretionary items, including our Chinese Golden Grass, generally decline during recessionary periods and other periods where disposable income is adversely affected. If demand for our products fluctuates as a result of economic conditions or otherwise, our revenue and gross margin could be harmed.

Our current business is significantly based on a single product, Chinese Golden Grass, which currently accounts for over 78.7 percent of our revenues, and we may not be able to general significant revenue if this product fails.

Approximately 78.7% of our sales for the 2009 fiscal year comes from a single product, Chinese Golden Grass, and our business may suffer a material adverse impact if this product fails. If we experience difficulties or obstacles in the manufacture and sale of Chinese Golden Grass, we may not be able to generate significant revenues, our business may fail and you would lose all or part of your investment in our company.

We may not be able to grow and harvest sufficient Cordyceps Militaris to satisfy our production requirements and any decline in the amount or quality of Cordyceps Militaris could reduce our sales and negatively affect our results of operations, financial condition and business prospects.

Our Chinese Golden Grass business and financial results significantly depend on maintaining a consistent and cost-effective supply of Cordyceps Militaris. The availability, size and quality of Cordyceps Militaris for the production of our products are subject to risks inherent to growing, such as size, quality, and yield fluctuation caused by technical problems of growing, pest and disease problems, and other factors beyond our control. Because all Cordyceps Militaris used to produce our Chinese Golden Grass products are grown by us, we may not be able to locate in a timely manner any third party suppliers who could provide us with sufficient materials to meet our production needs when our self-supply faces significant fluctuations in the availability of Cordyceps Militaris. Therefore, any interruptions to or decline in the amount or quality of our Cordyceps Militaris supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

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

Our business is substantially dependent upon awareness and market acceptance of our products and brand by our targeted consumers. In addition, our business depends on acceptance by our suppliers and consumers of our brand. Although we believe that we have made progress towards establishing market recognition for our brand “帅亿东方神” in the Chinese Golden Grass products industry, it is too early in the product life cycle of the brand to determine whether our products and brand will achieve and maintain satisfactory levels of acceptance by our customers.

We compete in an industry characterized by rapid changes in consumer preferences, so our inability to continue developing new products to satisfy our consumers' changing preferences would have a material adverse effect on our sales volumes.

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Lianyun Han, our chief executive officer and chairperson, and Daniel K. Lee, our chief financial officer. The expertise of management and technical innovation of the company give it a strong competitive advantage. We do not maintain key person insurance on these individuals. The loss of any of these key employees’ services or any of our other management poses a risk to our business. We may not be able to attract or retain qualified management on acceptable terms in the future due to the intense competition for qualified personnel in our industry and as a result, our business could be adversely affected.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to the operating effectiveness of the company’s internal controls. Under current law, we are subject to these requirements beginning with our annual report for the fiscal year ended December 31, 2007, although the auditor attestation is not required until our annual report for the fiscal year ending December 31, 2010, assuming our filing status remains as a smaller reporting company. A report of our management is included under Item 9A(T) of this Annual Report on Form 10-K. Our management has concluded that our internal controls over our financial reporting are effective for the period covered by this Annual Report. However, in the future, our management may conclude that our internal controls over our financial reporting are not effective due to the identification of one or more material weaknesses, or our independent registered public accounting firm may issue an adverse opinion on our internal control over financial reporting if one or more material weaknesses are identified. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

We conduct substantially all of our operations and generate all of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

  a higher level of government involvement;

  a early stage of development of the market-oriented sector of the economy;

  a rapid growth rate;

  a higher level of control over foreign exchange; and

  the allocation of resources.

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

Foreign exchange transactions by our PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce or their respective local counterparts. These limitations could affect their ability to obtain foreign exchange through debt or equity financing.

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

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People's Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

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

Restrictions under PRC law on our PRC subsidiaries' ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

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

China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementation regulations, both of which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation with respect to non-Chinese enterprises or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be generally subject to the uniform 25% enterprise income tax rate as to its worldwide income. Substantially all of our management is currently based in China. Therefore, we may be treated as a Chinese resident enterprise for enterprise income tax purposes. The tax consequences of such treatment are currently unclear, as they will depend on how local tax authorities apply or enforce the New EIT Law or the implementation regulations.

In addition, under the New EIT Law and implementation regulations, PRC income tax at the rate of 10% is applicable to dividends payable to investors that are “non-resident enterprises” (and that do not have an establishment or place of business in the PRC, or that have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business) to the extent that such dividends have their source within the PRC unless there is an applicable tax treaty between the PRC and the jurisdiction in which an overseas holder resides which reduces or exempts the relevant tax. Similarly, any gain realized on the transfer of shares by such investors is also subject to the 10% PRC income tax if such gain is regarded as income derived from sources within the PRC. If we are considered a PRC “resident enterprise”, it is unclear whether the dividends we pay with respect to our shares, or the gain you may realize from the transfer of our shares, would be treated as income derived from sources within the PRC and be subject to PRC tax. If we are required under the New EIT Law to withhold PRC income tax on our dividends payable to our foreign shareholders, or if you are required to pay PRC income tax on the transfer of your shares, the value of your investment in our shares may be materially and adversely affected.

If the China Securities Regulatory Commission, or CSRC, or another PRC regulatory agency determines that CSRC approval is required in connection with the reverse acquisition of New Resources, the reverse acquisition may be unwound, or we may become subject to penalties.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006. The M&A Rule, among other things, requires that an offshore company controlled by PRC companies or individuals that have acquired a PRC domestic company for the purpose of listing the PRC domestic company's equity interest on an overseas stock exchange must obtain the approval of the CSRC prior to the listing and trading of such offshore company's securities on an overseas stock exchange. On September 21, 2006, the CSRC, pursuant to the M&A Rule, published on its official web site procedures specifying documents and materials required to be submitted to it by offshore companies seeking CSRC approval of their overseas listings.

We do not believe that the M&A Rule concerning the CSRC approval for acquisition of a PRC domestic company by an offshore company controlled by PRC companies or individuals applies to our reverse acquisition of New Resources because neither Nutrastar International Inc. nor New Resources is a “Special Purpose Vehicle” or an “offshore company controlled by PRC companies or individuals” as defined in the M&A Rule. If the CSRC or another PRC governmental agency subsequently determines that we must obtain CSRC approval prior to the completion of the reverse acquisition, the reverse acquisition may be unwound and we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China and limit our operating privileges in China, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares.

If we do not fulfill our obligation to pay the transfer price for the equity interest of Heilongjiang Shuaiyi, then we may be subject to fines and prohibitions imposed by relevant PRC authorities that could have a material adverse effect on our business.

On July 28, 2008, our subsidiary, New Resources entered into an equity transfer agreement with the founders of Heilongjiang Shuaiyi to acquire all of their equity interests in Heilongjiang Shuaiyi for RMB 60 million (approximately $8.8 million). On November 24, 2008, Heilongjiang Shuaiyi obtained the Certificate of Approval for Establishment of Enterprises of Foreign Investment issued by Heilongjiang Provincial Government and a new business license was issued to Heilongjiang Shuaiyi on December 1, 2008. According to the M&A Rule, the equity interest transfer price should be paid in full within three months commencing from the issuance of the new business license to Heilongjiang Shuaiyi. If the transfer price is not paid by this date, we may apply to the relevant PRC regulatory agency for an extension of up to one year from the date of the issuance of the license; provided, however, that 60% of the transfer price will be required to be paid within six months from such date. On March 10, 2009, we obtained the approval from the relevant PRC regulatory agency allowing us to make the payment by December 1, 2009. On January 4, 2010, the relevant PRC regulatory agency further extended the payment due date to June 30, 2010. However, if we are unable to make the transfer payment in full by the June 30, 2010 deadline we may subject to fines or penalties imposed by the PRC regulatory agency. In addition, we may not be permitted to exercise any decision-making rights as a shareholder in Heilongjiang Shuaiyi or to consolidate Heilongjiang Shuaiyi’s financial results into our financial statements, both of which result would have a material adverse effect on our business.

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

The implementation of the new PRC employment contract law and increases in the labor costs in China may hurt our business and profitability.

A new employment contract law became effective on January 1, 2008 in China. It imposes more stringent requirements on employers in relation to entry into fixed-term employment contracts, recruitment of temporary employees and dismissal of employees. In addition, under the newly promulgated Regulations on Paid Annual Leave for Employees, which also became effective on January 1, 2008, employees who have worked continuously for more than one year are entitled to paid vacation ranging from 5 to 15 days, depending on the length of the employee’s service. Employees who waive such vacation entitlements at the request of the employer will be compensated for three times their normal daily salaries for each vacation day so waived. As a result of the new law and regulations, our labor costs may increase. There is no assurance that disputes, work stoppages or strikes will not arise in the future. Increases in the labor costs or future disputes with our employees could damage our business, financial condition or operating results.

Any outbreak of the Swine Flu (H1N1), severe acute respiratory syndrome, or SARS, the Avian Flu, or another widespread public health problem in the PRC could adversely affect our operations.

There have been recent outbreaks of the highly pathogenic Swine Flu, caused by the H1N1 virus, in certain regions of the world, including parts of China, where all of our manufacturing facilities are located and where all of our sales occur. Our business is dependent upon our ability to continue to manufacture and distribute our products, and an outbreak of the Swine Flu, or a renewed outbreak of SARS, the Avian Flu, or another widespread public health problem in China, could have a negative effect on our operations. Any such outbreak could have an impact on our operations as a result of:

  quarantines or closures of our manufacturing or distribution facilities or the retail outlets, which would severely disrupt our operations,

  the sickness or death of our key officers and employees, and a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

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

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock”, we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “NUIN.OB” on the OTC Bulletin Board but had not been traded in the OTC Bulletin Board except on a limited and sporadic basis. The CUSIP number is 67060M 107.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. These prices have been adjusted to give retroactive effect to the 1-for-114.59 reverse split of our common stock that occurred on May 19, 2009.

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2009
1st Quarter	$28.65	$5.73
2nd Quarter	6.25	5.73

	Closing Bid Prices(1)
	High	Low
3rd Quarter	6.25	6.25
4th Quarter	6.25	6.25

Year Ended December 31, 2008
1st Quarter	$13.75	$13.75
2nd Quarter	13.75	13.75
3rd Quarter	13.75	13.75
4th Quarter	28.65	13.75

(1) The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 18, 2010, there were approximately 72 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividends

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2009 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2009 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2009.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements.

Overview

We are a holding company that operates through our indirectly owned subsidiary Heilongjiang Shuaiyi, a leading Chinese Golden Grass grower and producer in China. We specialize in developing, processing, marketing and distributing a variety of agricultural and nutraceutical products consisting of Chinese Golden Grass, organic and specialty food products. In addition, we plan to produce and market other products developed from Cordyceps Militaris within the coming months and years, including specialty beverage products.

Our primary product is Chinese Golden Grass, which is developed from Cordyceps Militaris. We sell our products through an extensive nationwide sales and distribution network covering four provinces and eight cities in China. Our Chinese Golden Grass products are grown and processed by our indirect, wholly-owned subsidiary, Daqing Shuiayi, and are mainly sold to pharmaceutical companies for further processing into drugs and nutraceutical products. We generated 78.7% and 68.5% of our revenues from Chinese Golden Grass for fiscal years 2009 and 2008, respectively. We believe that we own approximately 19% market share in the entire cultivated Chinese Golden Grass industry.

We also sell organic and specialty food products through our subsidiary, Harbin Shuaiyi, which was formed in 2001. After years of development, we believe that we have become the largest wholesale distributor of organic and specialty food in Heilongjiang Province, China.

Our sales revenue grew by 18.0% in the fiscal year ended December 31, 2009 to approximately $15.33 million, from approximately $12.99 million for 2008. Our gross margin for 2009 was 70.2%, as compared to 64.5% for 2008.

Recent Developments

On January 28, 2010, the Company filed with the SEC a registration statement on Form S-1, or Form S-1, to register 1,500,000 shares of the Company’s common stock that may be sold from time to time by the selling stockholders named in the Form S-1, which includes:

  1,000,000 shares of common stock;

  250,000 shares of common stock issuable upon the exercise of the Series A Warrants; and

  250,000 shares of common stock issuable upon the exercise of the Series B Warrants.

On February 4, 2010, the Form S-1 was declared effective by the SEC.

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

Taxation

United States

Nutrastar International Inc. is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Nutrastar International Inc. had no income taxable in the United States.

British Virgin Islands

New Resources was incorporated in the BVI. Under the current law of the BVI, New Resources is not subject to income or capital gains tax. In addition, dividend payments are not subject to withholding tax in the BVI.

PRC

In 2007, the PRC government promulgated the New EIT Law, and the relevant implementation rules, which became effective on January 1, 2008. Under the New EIT Law and its implementation rules, all domestic and foreign investment companies will be subject to a uniform enterprise income tax at the rate of 25%. As a result, our PRC subsidiaries were subject to enterprise income tax at the rates of 25% in both 2008 and 2009.

Under the New EIT Law, dividends from PRC subsidiaries to their non-PRC shareholders will be subject to a withholding tax at a rate of 20%, which is further reduced to 10% by the implementation rules, if the non-PRC shareholder is considered to be a non-PRC tax resident enterprise without any establishment or place within China or if the dividends payable has no connection with the non-PRC shareholder’s establishment or place within China, unless any such non-PRC shareholder’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.

In addition, pursuant to the New EIT Law, enterprises established under the laws of non-PRC jurisdictions, but whose “de facto management body” is located in the PRC, should be treated as resident enterprises for PRC tax purposes. However, it is currently uncertain whether we may be deemed a resident enterprise, or how to interpret whether any income or gain is derived from sources within China. See Item 1A, “Risk Factors - Under the New EIT Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.” If we, as a Nevada company with substantially all of our management located in China, were treated as a resident enterprise for PRC tax purposes, we will be subject to PRC tax on our worldwide income at the 25% uniform tax rate, which would have an impact on our effective tax rate.

Business Segment Information

Our business operations can be categorized into two segments based on the type of products we manufacture and sell, specifically (i) Chinese Golden Grass, and (ii) other agricultural products.

In 2009, our sales revenue from our Chinese Golden Grass was approximately $12.07 million, and our sales revenue from our other agricultural products was approximately $ 3.26 million.

We grow and sell our Chinese Golden Grass through our subsidiary, Daqing Shuaiyi. Our subsidiary, Harbin Shuaiyi is mainly engaged in the business of selling our other agricultural products.

Additional information regarding our products can be found at Note 19 in our audited consolidated financial statements contained elsewhere in this annual report.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

(All amounts, other than percentage, in thousands of US dollars)

	Year Ended December 31, 2009		Year Ended December 31, 2008
		As a		As a
	In	Percentage	In	Percentage
	Thousands	of Revenue	Thousands	of Revenue
Sales Revenue	$15,332	$100%	$12,990	$100%
Cost of goods sold	(4,564)	29.77%	(4,605)	35.5%
Gross Profit	10,768	70.23%	8,385	64.5%
Selling expenses	(508)	3.31%	(196)	1.5%
General and administrative expenses	(1,356)	8.84%	(1,416)	10.9%
Loss on disposal of fixed assets			(31)	0.24%
Income from operations	8,904	58.07%	6,741	51.9%
Other income and (expenses)
Interest income	82	0.53%	30	0.23%
Other income	6	0.04%	12	0.08%
Interest expenses
Exchange loss	(15)	0.10%	(20)	0.15%
Merger costs			(2,068)	15.9%
Income before income tax	8,977	58.55%	4,694	36.1%
Provision for income tax	(1,235)	8.06%	(975)	7.5%
Net income	$7,742	$50.50%	$3,719	$28.6%

Sales Revenue. Revenues increased approximately $2.3 million, or 18.0%, to approximately $15.3 million in fiscal year 2009 from approximately $13.0 million for 2008. This increase was mainly attributable to the increase of our sales of our core product, Chinese Golden Grass, driven by the continued increase in market demand for our products as well as the sales of our small package Chinese Golden Grass products, which consisted a larger portion of our total revenues in 2009 as compared to last year.

The following table shows the different segments comprising our total sales revenue:

Sales Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Year Ended December 31,		Percent
	2009	2008	Change
Components of Sales Revenue
Chinese Golden Grass	$12,074	$8,893	35.77%
Other agricultural products	3,258	4,097	(20.46%	)
Total revenues	$15,332	$12,990	18.04%

Cost of Goods Sold. Our cost of goods sold decreased by $40,983, or 0.9%, to approximately $4.56 million in 2009 from approximately $4.60 million in 2008. This decrease was mainly due to improved production process and economy of scale. As a percentage of revenues, the cost of goods sold decreased to 29.8% in 2009 from 35.5% in 2008. Such increase of gross margin was mainly attributable to the fact that a larger portion of our total revenues was generated from our small package Chinese Golden Grass products with higher unit selling price as compared to 2008. Because the gross margin of small package products is higher than that of larger package products, the percentage of cost of sales to total sales revenue decreased during 2009.

Gross Profit. Our gross profit increased approximately $2.4 million, or 28%, to approximately $10.8 million in 2009 from approximately $8.4 million in 2008. Gross profit as a percentage of revenues was 70.2% in 2009, an increase of 570 basis points from 64.5% in 2008. Such percentage increase was mainly due to continued product mix shift towards Chinese Golden Grass and the increased sales of our higher margin small package Chinese Golden Grass products.

Selling Expenses. Selling expenses increased approximately $0.31 million, or 159%, to $0.51 million in 2009 from $0.20 million in 2008. As a percentage of revenues, selling expenses increased to 3.3% in 2009 from 1.5% in 2008. The increase in the amount and percentage of selling expenses was mainly attributable to the increase of salaries and travelling expenses of our sales representatives and more marketing activities to promote our products.

General and Administrative Expenses. General and administrative expenses decreased by $60,000, or 4%, to approximately $1.36 million in 2009 from approximately $1.42 million in 2008. As a percentage of revenues, general and administrative expenses decreased to 8.8% in 2009 from 10.9% in 2008. The decrease in the amount of general and administrative expenses was mainly attributable to tight cost control during 2009.

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

Income Before Income Tax. Income before income tax increased approximately $4.3 million, or 91%, to approximately $9.0 million in 2009 from approximately $4.7 million in 2008. As a percentage of revenues, income before income tax increased to 58.6% in 2009 from 36.1% in 2008. The increase in income before income tax is mainly attributable to the increase in our gross profit as a result of the increase in our sales.

Income Tax. Income tax increased approximately $0.3 million to approximately $1.2 million in 2009 from approximately $1.0 million in 2008. We paid more tax in 2009 because of the increase in sales and taxable income.

Net Income. Net income increased approximately $4.0 million, or 108%, to $7.7 million in 2009 from approximately $3.7 million in 2008, as a result of the factors described above.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents (excluding restricted cash) of approximately $20.1 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Year Ended December 31,
	2009	2008
Net cash provided by operating activities	$9,324	$$6,466
Net cash provided by (used in) investing activities	(49)	744
Net cash provided by (used in) financing activities	1,621	(438)
Net cash flow	$10,917	$7,050

Operating Activities

Net cash provided by operating activities was approximately $9.3 million in fiscal year ended December 31, 2009, an increase of approximately $2.9 million from approximately $6.5 million net cash provided by operating activities in fiscal year ended December 31, 2008. The increase of the cash provided by operating activities was mainly attributable to increased sales.

Investing Activities

Our primary uses of cash for investing activities were payments for the acquisition of property, plant and equipment, and payments of acquisition payable.

Net cash used by investing activities was approximately $0.05 million in fiscal year 2009, a decrease of approximately $0.8 million from approximately $0.74 million provided by investing activities in fiscal year 2008. The decrease in net cash provided by investing activities was mainly attributable to the increase in our purchase of property, plan and equipment, or PPE, in 2009 while at the same time there was no sale of PPE by us.

Financing Activities

Net cash provided by financing activities for the fiscal year ended December 31, 2009 was approximately $1.6 million as compared to approximately $0.44 million used in financing activities in fiscal year 2008. The increase of the net cash provided by financing activities was mainly attributable to the $2.5 million capital raising in December 2009.

On December 17, 2009, we completed a private placement transaction and sold 1,000,000 shares of our common stock to certain accredited investors at $2.50 per share for a total of $2.5 million pursuant to a securities purchase agreement, or the Securities Purchase Agreement. In addition, we issued to each of the investors two warrants to purchase in aggregate 500,000 shares of our common stock, including a Series A warrant having a term of three years with an exercise price of $3.25 per share and a Series B warrant having a term of three years with an exercise price of $4.00 per share, both of which are subject to the usual adjustments for certain corporate events.

We believe that our cash on hand, cash flow from operations as well as the proceeds we received from the recent private placement transaction will meet our expected capital expenditure and working capital for the next 12 months. However, we may in the future require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Principle of consolidation

These consolidated financial statements include the financial statements of Nutrastar and its subsidiaries. All significant inter-company balances or transactions have been eliminated on consolidation.

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

Reclassification

Certain prior year balances have been reclassified to conform to the current year’s financial statement presentation. These reclassifications had no impact on previously reported financial position, results of operations, or cash flows.

Cash and cash equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents.

Accounts receivable

Accounts receivable is stated at cost, net of allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

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

Financial instruments

The Company values its financial instruments as required by FASB ASC 320-12-65 (formerly SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”). The estimated fair value amounts have been determined by the Company, using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, trade accounts receivable, other current assets; trade accounts payable, accrued expenses, other current liabilities, and due to related parties.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

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

There were no assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009 and 2008.

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

The Company accounts for its intangible assets pursuant to FASB ASC Subtopic 350-30, “General Intangibles Other Than Goodwill”. Under ASC 350-30-35, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology.

Impairment of goodwill is tested at least annually at the reporting unit. The test consists of two steps. Firstly, the Company identifies potential impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Secondly, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB ASC 805-10, “Business Combinations”. If the carrying value of a reporting unit exceeds its estimated fair value, the Company compares the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to earnings. The Company’s fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates.

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

Revenue recognition

Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.

Sales revenue is recognized net of value added and sales related taxes, sales discounts and returns at the time when the merchandise is delivered to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not made allowance for estimated sales returns.

Research and development costs

Research and development costs are expensed to operations as incurred. Research and development costs were $36,728 and $32,815 for the years ended December 31, 2009 and 2008, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were $1,915 and $3,258 for the years ended December 31, 2009 and 2008, respectively.

Shipping and handling costs

Substantially all costs of shipping and handling of products to customers are included in selling expense. Shipping and handling costs for the years ended December 31, 2009 and 2008 were nil and $298, respectively.

Share-Based Payments

The Company accounts for share-based compensation awards to employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period.

The Company accounts for share-based compensation awards to non-employees in accordance with FASB ASC Topic 718 and FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-employees”. Under FASB ASC Topic 718 and FASB ASC Subtopic 505-50, stock compensation granted to non-employees has been determined as the fair value of the consideration received or the fair value of equity instrument issued, whichever is more reliably measured and is recognized as expenses as the goods or services are received.

Income taxes

The Company is subject to income taxes in the United States and other foreign jurisdictions where it operates.The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. FASB ASC Topic 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on the criteria of FASB ASC 740-10-25-5 through 740-10-25-7 and 740-10-25-13 (formerly FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes”) which the Company adopted on January 1, 2007. The interpretation prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

Comprehensive income

FASB ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes foreign currency translation adjustments.

Foreign currency

The Company uses the United States dollars (“US Dollar” or “US$” or “$”) for financial reporting purposes. The PRC subsidiaries within the Company maintains the books and records in their functional currency, Chinese Renminbi (“RMB”), being the lawful currency in the PRC. Assets and liabilities of the PRC subsidiaries are translated from RMB into US Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statement of operations are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:-

	December 31, 2009	December 31, 2008
Balance sheet items, except for equity accounts	US$1=RMB6.8282	US$1=RMB6.8346
Items in the statements of income and cash flows	US$1=RMB6.8310	US$1=RMB6.9480

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the above rates.

The value of RMB against U.S. dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of U.S. dollar reporting

Earnings per share

The Company reports earnings per share in accordance with the provisions of FASB ASC Topic 260, "Earnings per Share." FASB ASC Topic 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution (using the treasury stock method) that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

All per share data including earnings per share has been retroactively restated to reflect the reverse acquisition on December 23, 2008 whereby the 689,390 shares of preferred stock issued by Nutrastar (the nominal acquirer) to the shareholder of New Resources (the nominal acquiree) are deemed to be the number of shares outstanding for the period prior to the reverse acquisition. For the period after the reverse acquisition, the number of shares considered to be outstanding is the actual number of shares outstanding during that period.

As discussed in note 1, the Company effected a 1-for-114.59 Reverse Split of its common stock and all outstanding shares of Series A Preferred Stock were automatically converted to common stock. The weighted average number of shares for the purposes of calculating the earnings per share has been retroactively adjusted as if the Reverse Split took effect as of the beginning of the earliest period presented. As holders of Series A Preferred Stock were entitled to vote with the holders of common stock on all matters on a an as-converted to common stock basis, basic and diluted earnings per share have been calculated and presented on the basis that all shares of the Company’s common stock and Series A Preferred Stock are considered a single class and on an as-converted to common stock basis before the Reverse Split.

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Year ended December 31,
	2009	2008

Income for the purposes of basic and diluted EPS:	$7,741,716	$3,719,049

Weighted average number of shares:
- Basic	13,131,521	12,198,913
- Effect of dilutive warrants	210,000	—
- Diluted	13,341,521	12,198,913

Segment reporting

The Company follows FASB ASC Topic 280, “Segment Reporting”, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

The Company believes that during the years ended December 31, 2009 and 2008, it operated in two business segments – growing and sales of Chinese Golden Grass, which is widely used for Chinese medicine, and sales of agricultural products, respectively. Throughout the years ended December 31, 2009 and 2008, all of the Company’s operations were carried out in one geographical segment - China.

Commitments and contingencies

The Company follows FASB ASC Subtopic 450-20, “Loss Contingencies” in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Recent Accounting Pronouncements

In June 2009, the FASB established the FASB Accounting Standards CodificationTM (ASC) as the single source of authoritative U.S generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC superseded all previously existing non-SEC accounting and reporting standards, and any prior sources of U.S. GAAP not included in the ASC or grandfathered are not authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The ASC did not change current U.S. GAAP but changes the approach by referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. The ASC has been effective for the Company effective July 1, 2009. Adoption of the ASC did not have a material impact on the Company’s Consolidated Financial Statements, but references in the Company’s Notes to Consolidated Financial Statements to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements are now presented as references to the corresponding Topic in the ASC.

Effective January 1, 2009, the Company adopted FASB ASC 350-30 and ASC 275-10-50 (formerly FSP FAS 142-3, Determination of the Useful Life of Intangible Assets), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The Company will apply ASC 350-30 and ASC 275-10-50 prospectively to intangible assets acquired subsequent to the adoption date. The adoption of these revised provisions had no impact on the Company’s Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 815-10-65 (formerly SFAS 161, Disclosures about Derivative Instruments and Hedging Activities), which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses., This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this ASC did not have a material impact on the Company’s Consolidated Financial Statements.

During 2008, the Company adopted FASB ASC 820-10 (formerly FSP FAS 157-2, Effective Date of FASB Statement 157), which deferred the provisions of previously issued fair value guidance for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. Effective January 1, 2009, the Company adopted the fair value guidance for nonfinancial assets and liabilities. The adoption of FASB ASC 820-10 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 810-10-65 (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51), which amends previously issued guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. The adoption of the provisions in this ASC did not have a material impact on the Company’s Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 805-10, (formerly SFAS 141R, Business Combinations), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. In addition, the provisions in this ASC require that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. The Company will apply ASC 805-10 to any business combinations subsequent to adoption.

Effective January 1, 2009, the Company adopted FASB ASC 805-20 (formerly FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies), which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. The adoption of ASC 805-20 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 825-10-65 (formerly FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments), which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 320-10-65 (formerly FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). Under ASC 320-10-65, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, ASC 320-10-65 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. The adoption of ASC 320-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 820-10-65 (formerly FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 855-10 (formerly SFAS 165, Subsequent Events), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Adoption of ASC 855-10 did not have a material impact on the Company’s Consolidated Financial Statements.

In the fourth quarter of fiscal 2009, the Company adopted ASC 715, Compensation – Retirement Benefits (formerly FASB FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets), which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. The adoption of these disclosure requirements has had no material effect on the Company’s Consolidated Financial Statements.

In the quarter ended December 31, 2009, the Company adopted ASC Update No. 2009-05, which provides guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS 157, Fair Value Measurements). . The adoption of this Update has had no material effect on the Company’s Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-05—Compensation—Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This Update simply codifies EITF Topic No. D-110, “Escrowed Share Arrangements and the Presumption of Compensation” issued on June 18, 2009. In ASU No. 2010-05, SEC staff clarified that entities should consider the substance of the transaction in evaluating whether the presumption of compensation may be overcome, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction. In that situation, the staff generally believes that the escrowed shares should be reflected as a discount in the allocation of proceeds.

New accounting pronouncement to be adopted

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, (codified by ASU No. 2009-16 issued in December 2009). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), Consolidation of Variable Interest Entities. The standard is effective for the first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal 2010). Earlier application is prohibited. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (codified by ASU No. 2009-17 issued in December 2009). The standard amends FIN No. 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN No. 46(R). This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal 2010). Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

In October 2009, the FASB concurrently issued the following ASC Updates (ASU):

?  ASU No. 2009-13—Revenue Recognition (ASC Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1). ASU No. 2009-13 modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

?  ASU No. 2009-14—Software (ASC Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). ASU No. 2009-14 removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

ASU No. 2009-13 and ASU No. 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method. The Company expects to apply these ASU Updates on a prospective basis for revenue arrangements entered into or materially modified beginning April 1, 2011. The Company is currently evaluating the potential impact these ASC Updates may have on its financial position and results of operations.

In October 2009, the FASB also issued ASU No. 2009-15—Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends ASC 470-20, Debt with Conversion and Other Options, to provide accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 (i.e. the Company’s fiscal 2010) with retrospective application required. The Company is currently evaluating the potential impact this ASC Updates may have on its financial position and results of operations.

In January 2010, the FASB issued the following ASC Updates:

?  ASU No. 2010-01—Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 with retrospective application.

?  ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this Update are effective beginning in the period that an entity adopts FAS 160 (now included in Subtopic 810-10).

?  ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This Update amends Subtopic 820-10 that require new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

The Company expects that the adoption of the above Updates issued in January 2010 will not have any significant impact on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2009 and 2008 begins on page F-1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2009, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2009, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

NAME	AGE	POSITION
Lianyun Han	52	Chairperson, Chief Executive Officer and President
Daniel K. Lee	39	Chief Financial Officer and Treasurer
Hongbing Hua	42	Chief Marketing Officer
Nana Jiang	31	Director
Chunming Zhang	39	Director
John Jing Zhang	37	Director
Xi Zhu	26	Director

Lianyun Han. Ms. Han has extensive experience in operational management and business development. Ms. Han is the founder of our company and has been our Chief Executive Officer, President and the chairperson of our board of directors since the completion of the reverse acquisition of New Resources on December 23, 2008. Ms. Han has been the chairman and chief executive officer of our subsidiary Heilongjiang Shuaiyi since its formation in 2006. From 1998 to 2006, Ms. Han was the president of Heilongjiang Shuaiyi Technology Development Co., Ltd., a company that is engaged in the business of developing, manufacturing, marketing and selling high-tech agricultural products. Ms. Han holds a Bachelor’s degree in Chinese Language and Literature from Harbin Normal University.

Daniel K. Lee. Mr. Lee has extensive financial and investment experience with U.S. financial institutions including Morgan Stanley & Co., Roth Capital Partners, Punk, Ziegel, & Knoell. He is the pioneering Wall Street analyst to first initiate equity research coverage on leading US-listed Chinese companies in major food sectors including meat and dairy processing, IT Services, nano-technology and real estate. His management consulting and advisory experience encompasses European and Asian resort and hospitality, consumer digital marketing and e-payment, aquaculture & seafood, etc. Mr. Lee is a Chartered Financial Analyst and a Certified Public Accountant. He has a M.S. in Accountancy from Zicklin School of Baruch College and B.S. Economics from The Wharton School of University of Pennsylvania majoring in Finance and Multinational Management.

Hongbing Hua. Mr. Hua has over 15 years experience in sales and marketing management. Prior to joining the Company, from 2003 to 2004, Mr. Hua was the Project General Planning Principle of Wanglaoji Herbal Tea, JDB Group, one of the largest herbal tea manufacturers in China. From 1998 to 2001, he was the VP Sales & Marketing of Beijing Huiyuan Beverage and Food Group Co., Ltd., a leading company engaged in the manufacture and sales of juice and other beverage products in China. Mr. Hua holds a Bachelor’s degree in international finance from Tianjin University.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in Item 13, “Certain Relationships and Related Transactions, and Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Board Composition and Committees

Our board of directors is currently composed of five members, Ms. Lianyun Han, Ms. Nana Jiang, Mr. Chunming Zhang, Mr. John Jing Zhang and Mr. Xi Zhu. All Board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present. We may increase the size of our board of directors in the future but have not determined the approximate time to take such action.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in 2009 fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table – 2009 and 2008

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No executive officer received total annual salary and bonus compensation in excess of $100,000.

		Salary	Bonus	Total
Name and Principal Position	Year	($)	($)	($)
Lianyun Han,	2009	12,000	3,000	15,000
CEO and President (1)	2008	12,000	3,000	15,000
Eugene M. Weiss,	2009	-	-	-
former President and Director (2)	2008	-	-	-
Joseph Meuse,	2009	-	-	-
former President and Director (3)	2008	-	-	-
Brian Jaggard,	2009	-	-	-
former CEO, President, CFO and Director (4)	2008	-	-	-

(1)

On December 23, 2008, we acquired New Resources in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Ms. Lianyun Han became our Chief Executive Officer, President and director. Prior to the effective date of the reverse acquisition, Ms. Han served at New Resources’ wholly owned subsidiary Heilongjiang Shuaiyi as its chairperson and chief executive officer. The annual, long term and other compensation shown in this table include the amount Ms. Han received from Heilongjiang Shuaiyi prior to the consummation of the reverse acquisition.

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

Employment Agreements

Our indirect subsidiary Heilongjiang Shuaiyi entered into an employment agreement with our CEO and President, Ms. Lianyun Han. Ms. Han’s employment agreement has a five-year term beginning on December 7, 2008 and ending on December 7, 2013. Ms. Han’s employment agreement provides for a monthly salary of approximately $1,000 and an annual bonus of approximately $3,000. Ms. Han is subject to customary non-competition and confidentiality covenants under the agreement. The employment agreement does not entitle Ms. Han to severance payments or payments following a change in control.

On August 18, 2009, Heilongjiang Shuaiyi and Mr. Hongbin Hua entered into an employment agreement. The term of the employment agreement is for five years commencing on August 18, 2009. The employment agreement provides, among other things, that Mr. Hua’s annual base salary will be RMB 1,000,000 (approximately $147,000), or Annual Salary. During the term of the employment agreement, if either party terminates the employment for any reason, the other party will be entitled to the compensation equal to 30% of the Annual Salary from the terminating party. The Employment Agreement also contains covenants prohibiting Mr. Hua from disclosing any confidential information of the Company.

On November 16, 2009, the Company, Heilongjiang Shuaiyi and Mr. Daniel K. Lee entered into an employment agreement. The term of the employment agreement is for three and half years commencing on November 16, 2009. The employment agreement provides, among other things, that Mr. Lee’s annual base salary will be after-tax $120,000. During the term of the employment agreement, if either party terminates the employment for any reason, a minimum of thirty (30) days notice must be given in writing to the other party. The Employment Agreement also contains covenants prohibiting Mr. Lee from disclosing any confidential information of the Company.

On January 1, 2010, the Company and Mr. Lee entered into a stock option agreement, or the Stock Option Agreement under the Company’s 2009 Equity Incentive Plan. Pursuant to the terms of the Stock Option Agreement, Mr. Lee was granted options, or the Options to purchase an aggregate 250,000 shares of common stock of the Company, among which, an option to purchase 100,000 shares will be vested in 2011 with an exercise price of $7.00 per share, an option to purchase 100,000 shares will be vested in 2012 with an exercise price of $10.00 per share and an option to purchase 50,000 shares will be vested in 2013 with an exercise price of $10.00 per share. Each of the Options expires three years after its respective vesting date.

According to the Stock Option Agreement, in the event Mr. Lee’s employment with the Company is terminated for any reason except for death or disability, he may exercise the Options only to the extent that the Options would have been exercisable on the termination date and no later than three months after the termination date. If Mr. Lee’s employment is terminated because of his death or disability, the Options may be exercised only to the extent that such Options would have been exercisable by Mr. Lee on the termination date and must be exercised by Mr. Lee no later than twelve months after the termination date. If Mr. Lee is terminated for cause, the Options will terminate immediately. In no event will the Options be exercised later than December 31, 2015.

On January 1, 2010, the Company also entered into a restricted shares grant agreement, or the Restricted Shares Grant Agreement, under the Company’s 2009 Equity Incentive Plan with Mr. Lee. Pursuant to the terms of the Restricted Shares Grant Agreement, the Company granted to Mr. Lee 140,000 restricted shares of the Company’s common stock subject to the vesting schedule therein. If Mr. Lee’s service with the Company ceases for any reason other than Mr. Lee’s (a) death, (b) Disability, (c) Retirement, or (d) termination by the Company without cause, any nonvested restricted shares will be automatically forfeited to the Company.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officer.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2009.

Compensation of Directors

The table below sets forth the compensation of our directors for the fiscal year ended December 31, 2009:

Non-Equity
	Fees Earned	Stock	Option	Incentive Plan	All Other
	or Paid in	Awards	Awards	Compensation	Compensation	Total
Name	Cash ($)	($)	($)	($)	($)	($)
Lianyun Han(1)	15,000	-	-	-	-	15,000
Nana Jiang	3,470	-	-	-	-	3,470
Chunming Zhang	-	-	-	-	-	-
John Jing Zhang	-	-	-	-	-	-
Xi Zhu	-	-	-	-	-	-

(1)	Ms. Han does not receive additional compensation for her service as our director. The compensation disclosed herein is her compensation for serving as our CEO and President as disclosed in the Summary Compensation Table above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 24, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Nutrastar International Inc., 7/F Jinhua Mansion, 41 Hanguang Street, Nangang District, Harbin 150080, People’s Republic of China.

			Amount & Nature
Name & Address of Beneficial			of Beneficial	Percent of
Owner	Office, if Any	Title of Class	Ownership(1)	Class(2)
Officers and Directors
Lianyun Han	Chief Executive Officer, President, and Chairman	Common Stock, $0.001 par value	8,949,424(3)	62.53%
Daniel K. Lee	Chief Financial Officer	Common Stock $0.001	15,000	*
	and Treasurer	par value
Hongbin Hua	Chief Marketing Officer	Common Stock $0.001 par value	0	*
John Jing Zhang	Director	Common Stock $0.001 par value	543,899(4)	3.80%
Chunming Zhang	Director	Common Stock $0.001 par value	0	*
Nana Jiang	Director	Common Stock $0.001 par value	0	*
Xi Zhu	Director	Common Stock $0.001 par value	0	*
All officers and directors as a group (6 persons named above)		Common Stock $0.001 par value	9,508,323	66.43%
5% Securities Holder
New Zealand WAYNE’s Investment Holdings Co., Ltd. 4/F, Yushan Plaza No.51 Yushan Road Harbin, China 150090		Common Stock $0.001 par value	8,949,424(3)	62.53%
Lianyun Han	Chief Executive Officer, President, and Chairman	Common Stock $0.001 par value	8,949,424(3)	62.53%
Total Shares Owned by Persons Named above:		Common Stock $0.001 par value	9,508,323	66.43%
* Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the ordinary shares.

(2)

A total of 14,312,731 shares of Common Stock as of March 24, 2010 are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)

Includes 8,949,424 shares of Common Stock owned by New Zealand WAYNE’s Investment Holdings Co., Ltd. Pursuant to the Earn-In Agreement, dated September 12, 2008, as amended, the Founders, including Ms. Han, have the options to acquire a majority interest in New Zealand WAYNE’s Investment Holdings Co., Ltd. upon the satisfaction of certain conditions set forth in the Earn-In Agreement. Upon the passage of six months after the date of Share Exchange Agreement, which was entered into among the Company, New Resources, along with the subsidiaries of New Resources, including Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi, and New Zealand WAYNE’s Investment Holdings Co., Ltd., dated December 23, 2008, Ms. Han will own at least a majority ownership of Investment Holdings if she exercises her option pursuant to the Earn-In Agreement. Ms. Han may be deemed to be a beneficial owner of the shares held by Investment Holdings. In addition, pursuant to the Securities Purchase Agreement, dated December 17, 2009, New Zealand WAYNE’s Investment Holdings Co., Ltd., agreed by the Founders, placed a total of 1,000,000 shares held by it into escrow that may be released to the investors in the event we do not meet the performance thresholds for 2010 and 2011.

(4)	Including 127,978 shares of Common Stock held by his spouse.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of fiscal year 2009 for each category of our equity compensation plan:

	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance
	of outstanding options,	outstanding options,	under equity compensation
	restricted stock,	restricted stock,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	500,000(2)	$0.05	500,000
Equity compensation plans not approved by security holders	-	-	-
Total	500,000		500,000

(1)

On June 3, 2009, our Board of Directors authorized the establishment of the Shuaiyi International New Resources Development Inc. 2009 Equity Incentive Plan, or the Plan, whereby we are authorized to issue shares of our Common Stock to certain employees, consultants and directors. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 1,000,000 shares. The Plan was approved by our shareholders on June 3, 2009.

(2)

On June 17, 2009, we granted an aggregate of 500,000 restricted shares pursuant to the Plan to our certain employees. Under FAS 123R, the Company recognized a compensation expense of $25,000 based on the fair value of $0.05 per share which is the last traded price of the shares at the grant date. This expense is accounted under “General and administrative expenses”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2009 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

  On January 10, 2008, Daqing Shuaiyi entered into a land lease agreement with Heilongjiang Shuaiyi Technology Development Co., Ltd., pursuant to which Daqing Shuaiyi leased a land use right for 20 years over a 410,000 square meter tract on which it has nine factory buildings to grow and cultivate Chinese Golden Grass.

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

Parents of the Company

New Zealand WAYNE’s Investment Holdings Co., Ltd. currently owns 62.53% of Nutrastar International Inc.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the fiscal years ended December 31, 2009 and 2008:

	Fiscal Year Ended December 31,
	2009	2008
Audit Fees	$149,000	$200,063
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
TOTAL	$149,000	$200,063

“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

“Audit Related Fees” consisted of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

“Tax Fees” consisted of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

“All Other Fees” consisted of the aggregate fees billed for products and services provided and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by AGCA, Inc. (formerly known as Yu and Associates CPA Corporation) for our consolidated financial statements as of and for the year ended December 31, 2009.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

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

3.1

Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on May 19, 2009 [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 26, 2009].

3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 11, 2010 [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 14, 2010].
4.1	Form of Series A Warrant [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 21, 2009].
4.2	Form of Series B Warrant [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 21, 2009].

Exhibit No.	Description
10.1	Form of Securities Purchase Agreement, dated December 17, 2009 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2009].
10.2

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

10.12	Form of Earn-In Agreement, dated September 12, 2008. [incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on December 31, 2008].
10.13	Form of First Amendment to Earn-In Agreement, dated February 12, 2009. [incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K/A filed on February 23, 2009].
10.14

Loan Agreement, dated October 15, 2007, between Heilongjiang Shuaiyi New Energy Development Co., Ltd. and Daqing Shuaiyi Biotech Co., Ltd. (English Translation) [incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.15	Form of Loan Agreement and Promissory Note, dated December 8, 2008. [incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on December 31, 2008].
10.16

Form of First Amendment to Loan Agreement and Promissory Note, dated February 12, 2009. [incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K/A filed on February 23, 2009].

Exhibit No.	Description
10.17

Form of Heilongjiang Shuaiyi New Energy Development Co., Ltd. Employment Agreement. (English Translation) [incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.18

English Translation of Employment Agreement, dated August 18, 2009, between Heilongjiang Shuaiyi New Energy Development Co., Ltd. and Hongbing Hua [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2009].

10.19	2009 Equity Incentive Plan [Incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed on July 2, 2009].
10.20

Stock Option Agreement, dated January 1, 2010, by and between the Company and Daniel K. Lee [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2010].

10.21

Restricted Shares Grant Agreement, dated January 1, 2010, by and between the Company and Daniel K. Lee [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2010].

10.22

Employment Agreement, dated November 16, 2009, by and among the Company, Heilongjiang Shuaiyi New Energy Development Co., Ltd. and Daniel K. Lee [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 18, 2009].

14	Code of Ethics and Business Conduct for the Company [incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB filed on November 20, 2007].
21	Subsidiaries of the Company. [Incorporated by reference to Exhibit 21 to the Company’s Registration Statement on Form S-1 filed on January 28, 2010].
23	Consent of AGCA, Inc., Independent Registered Public Accounting Firm.*
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 25, 2010

NUTRASTAR INTERNATIONAL INC.

By:	/s/ Lianyun Han
Lianyun Han
Chief Executive Officer

By:	/s/ Daniel K. Lee
Daniel K. Lee
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lianyun Han	Chairperson, Chief Executive Officer and President	March 25, 2010
Lianyun Han	(Principal Executive Officer)

/s/ Daniel K. Lee	Chief Financial Officer and Treasurer	March 25, 2010
Daniel K. Lee	(Principal Financial and Accounting Officer)

/s/ Nana Jiang	Director	March 25, 2010
Nana Jiang

/s/ Chunming Zhang	Director	March 25, 2010
Chunming Zhang

/s/ John Jing Zhang	Director	March 25, 2010
John Jing Zhang

/s/ Xi Zhu	Director	March 25, 2010
Xi Zhu

EXHIBIT INDEX

Exhibit No.	Description
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

3.1

Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on May 19, 2009 [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 26, 2009].

3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 11, 2010 [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 14, 2010].
4.1	Form of Series A Warrant [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 21, 2009].
4.2	Form of Series B Warrant [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 21, 2009].
10.1	Form of Securities Purchase Agreement, dated December 17, 2009 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2009].
10.2

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
10.9

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

10.12	Form of Earn-In Agreement, dated September 12, 2008. [incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on December 31, 2008].
10.13	Form of First Amendment to Earn-In Agreement, dated February 12, 2009. [incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K/A filed on February 23, 2009].
10.14

Loan Agreement, dated October 15, 2007, between Heilongjiang Shuaiyi New Energy Development Co., Ltd. and Daqing Shuaiyi Biotech Co., Ltd. (English Translation) [incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.15	Form of Loan Agreement and Promissory Note, dated December 8, 2008. [incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on December 31, 2008].
10.16

Form of First Amendment to Loan Agreement and Promissory Note, dated February 12, 2009. [incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K/A filed on February 23, 2009].

10.17

Form of Heilongjiang Shuaiyi New Energy Development Co., Ltd. Employment Agreement. (English Translation) [incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.18

English Translation of Employment Agreement, dated August 18, 2009, between Heilongjiang Shuaiyi New Energy Development Co., Ltd. and Hongbing Hua [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2009].

10.19	2009 Equity Incentive Plan [Incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed on July 2, 2009].
10.20

Stock Option Agreement, dated January 1, 2010, by and between the Company and Daniel K. Lee [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2010].

10.21

Restricted Shares Grant Agreement, dated January 1, 2010, by and between the Company and Daniel K. Lee [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2010].

10.22

Employment Agreement, dated November 16, 2009, by and among the Company, Heilongjiang Shuaiyi New Energy Development Co., Ltd. and Daniel K. Lee [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 18, 2009].

Exhibit No.	Description
14	Code of Ethics and Business Conduct for the Company [incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB filed on November 20, 2007].
21	Subsidiaries of the Company [Incorporated by reference to Exhibit 21 to the Company’s Registration Statement on Form S-1 filed on January 28, 2010].
23	Consent of AGCA, Inc., Independent Registered Public Accounting Firm.*
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith.

 NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of  Nutrastar International Inc.:

We have audited the accompanying consolidated balance sheets of Nutrastar International Inc. (formerly known as Shuaiyi International New Resources Development Inc., the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nutrastar International Inc. (formerly known as Shuaiyi International New Resources Development Inc., the “Company”) as of December 31, 2009 and 2008, the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 18 (c), the consolidated financial statements were prepared on the assumption that New Zealand WAYNE’S New Resources Development Co., Ltd. will be able to pay up the investment money related to Heilongjiang Shuaiyi New Energy Development Co., Ltd. on or before June 30, 2010. In case New Zealand WAYNE’S New Resources Development Co., Ltd. fails to pay the amount in full on time, the basis of consolidation may not be appropriate.

/s/AGCA, Inc.

Arcadia, California
March 25, 2010

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,115,677	$9,198,243
Accounts receivable, net	215,486	283,822
Inventories	616,073	1,168,079
Prepayments and other receivables	251,235	14,105
Total current assets	21,198,471	10,664,249
OTHER ASSETS
Intangible assets, net	2,747,402	3,183,995
Property, plant and equipment, net	10,396,507	10,902,976
Total assets	$34,342,380	$24,751,220
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$863	$3,206
Other payables and accruals	453,504	472,959
Payable for intangible asset – Current portion	878,709	877,886
Income tax payable	319,873	119,486
Due to related parties	49,794	8,998
Acquisition payable	8,736,833	8,778,861
Total current liabilities	10,439,576	10,261,396
NON-CURRENT LIABILITIES
Payable for intangible asset, net of current portion	-	877,886
Total liabilities	10,439,576	11,139,282
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, none and 727,520 shares issued and outstanding	-	727
Common stock, $0.001 par value, 190,000,000 shares authorized, 14,297,731 and 11,746,041 shares issued and outstanding	14,298	11,746
Additional paid-in capital	4,715,891	2,192,716
Statutory reserves	1,341,687	1,326,239
Retained earnings	16,858,012	9,131,744
Accumulated other comprehensive income	972,916	948,766
Total shareholders' equity	23,902,804	13,611,938
Total liabilities and shareholders' equity	$34,342,380	$24,751,220

See accompanying notes to consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)

	Year Ended December 31,
	2009	2008
NET REVENUE	$15,332,445	$12,989,760
Cost of sales	(4,563,965)	(4,604,948)
GROSS PROFIT	10,768,480	8,384,812
Selling expenses	(507,587)	(196,313)
General and administrative expenses	(1,356,499)	(1,416,111)
Loss on disposal of fixed assets	-	(31,247)
Income from operations	8,904,394	6,741,141
Other income (expenses):
Interest income	81,542	29,741
Exchange loss	(15,398)	(20,376)
Merger costs	-	(2,068,326)
Other, net	6,388	11,522
Total other income (expenses), net	72,532	(2,047,439)
Income before income taxes	8,976,926	4,693,702
Provision for income taxes	(1,235,210)	(974,653)
NET INCOME	7,741,716	3,719,049
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	24,150	23,741
COMPREHENSIVE INCOME	$7,765,866	$3,742,790
Earnings per share
Basic	$0.590	$0.305
Diluted	$0.580	$0.305
Weighted average number of shares outstanding
Basic	13,131,521	12,198,913
Diluted	13,341,521	12,198,913

See accompanying notes to consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (AMOUNTS EXPRESSED IN US DOLLAR)

								Accumulated
	Preferred Stock		Common Stock		Additional			other
	Number		Number		paid-in	Statutory	Retained	comprehensive
	of shares	Amount	of shares	Amount	capital	reserves	earnings	income	Total

Balance at January 1, 2008	689,390	$689	-	$-	$86,174	$693,028	$6,045,906	$925,025	$7,750,822

Effect of reverse acquisition	-	-	11,746,041	11,746	(14,195)	-	-	-	(2,449)

Issue of shares	38,130	38	-	-	427,411	-	-	-	427,449

Share-based payment by shareholders	-	-	-	-	1,693,326	-	-	-	1,693,326

Net income	-	-	-	-	-	-	3,719,049	-	3,719,049

Foreign currency translation adjustment	-	-	-	-	-	-	-	23,741	23,741

Comprehensive income									3,742,790

Appropriation of statutory reserves	-	-	-	-	-	633,211	(633,211)	-	-

Balance at December 31, 2008	727,520	727	11,746,041	11,746	2,192,716	1,326,239	9,131,744	948,766	13,611,938

Issue of shares	-	-	1,000,000	1,000	2,499,000	-	-	-	2,500,000

Net income	-	-	-	-	-	-	7,741,716	-	7,741,716

Foreign currency translation adjustment	-	-	-	-	-	-	-	24,150	24,150

Comprehensive income									7,765,866

Appropriation of statutory reserves	-	-	-	-	-	15,448	(15,448)	-	-

Conversion of preferred stock into common stock	(727,520)	(727)	12,695,223	12,695	(11,968)	-	-	-	-

1-for-114.59 reverse split	-	-	(11,643,533)	(11,643)	11,643	-	-	-	-

Share-based payment	-	-	500,000	500	24,500	-	-	-	25,000

Balance at December 31, 2009	-	$-	14,297,731	$14,298	$4,715,891	$1,341,687	$16,858,012	$972,916	$23,902,804

See accompanying notes to consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	Years Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,741,716	$3,719,049
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,004,386	1,123,447
Loss from disposition of property, plant and equipment	-	31,247
Merger costs	-	2,068,326
Share-based compensation expense	25,000	-
(Increase) decrease in assets:
Accounts receivable	68,574	(134,017)
Prepayments and other receivables	(237,020)	141,563
Inventories	552,874	(466,314)
Increase (decrease) in liabilities:
Accounts payable	(2,345)	(28,151)
Other payables and accruals	(19,890)	(35,852)
Income tax payable	200,193	38,245
Due to related parties	(8,998)	8,795
Net cash provided by operating activities	9,324,490	6,466,338
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of merger costs related to reverse acquisition	-	(375,000)
Purchase of property, plant and equipment	(49,155)	(32,501)
Proceeds from sale of property, plant and equipment	-	1,151,411
Net cash (used in) provided by investing activities	(49,155)	743,910
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issue of shares	2,500,000	427,449
Advances from shareholders	49,773	-
Repayment of acquisition payable	(50,269)	-
Repayment of payables for intangible asset	(878,349)	(865,292)
Net cash provided by (used in) financing activities	1,621,155	(437,843)
Foreign currency translation adjustment	20,944	277,490
INCREASE IN CASH AND CASH EQUIVALENTS	10,917,434	7,049,895
CASH AND CASH EQUIVALENTS, at the beginning of the year	9,198,243	2,148,348
CASH AND CASH EQUIVALENTS, at the end of the year	$20,115,677	$9,198,243
NON-CASH TRANSACTIONS
Share-based payment awarded by shareholders to consultants for services related to the reverse acquisition	$-	$1,693,326
Share-based payment to employees under equity incentive plan	$25,000	$-
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$907,835	$892,547

See accompanying notes to consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION

Nutrastar International Inc. (“Nutrastar”)  was incorporated in the State of Nevada on December 22, 2002. On December 23, 2008, the Company completed a reverse acquisition of New Zealand WAYNE’S New Resources Development Co., Ltd. (“New Resources”). As a result of the reverse acquisition of New Resources, the Company is no longer a shell company and active business operations have been revived. Nutrastar together with its subsidiaries are referred to as the “Company”.

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

On January 11, 2010, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada, pursuant to which the Company further changed its name from "Shuaiyi International New Resources Development Inc." to "Nutrastar International Inc.".

As of December 31, 2009, details of the subsidiaries of the Company are as follows:

	Domicile and		Percentage
	date of		of effective
Subsidiaries’ names	incorporation	Paid-up capital	ownership	Principal activities
New Zealand WAYNE’S	British Virgin	$50,000	100%	Holding company of
New Resources	Islands			the other subsidiaries
Development Co., Ltd	March 13, 2008
(“New Resources”)
Heilongjiang Shuaiyi New	People’s	RMB60,000,000	100%	Principally engaged in
Energy Development Co.,	Republic of			investment holding
Ltd (“Heilongjiang	China (“PRC”)
Shuaiyi”)	July 11, 2006
Daqing Shuaiyi Biomass	PRC	RMB10,000,000	100%	Growing and sales of
Technology Co., Ltd.	August 8, 2005			Chinese Golden Grass,
(“Daqing Shuaiyi”)				which is widely used
for Chinese medicine
Harbin Shuaiyi Green and	PRC	RMB1,500,000	100%	Sales of agricultural
Specialty Food Trading	May 18, 2001			products
LLP. (“Harbin Shuaiyi”)

Reverse Acquisition

On December 23, 2008, the Company entered into a share exchange agreement ("Share Exchange Agreement”) under which the Company issued 689,390 shares of the Company’s series A preferred stock, par value $0.001, to the sole shareholder of New Zealand WAYNE’S New Resources Development Co., Ltd (“New Resources”) in exchange for all the issued and outstanding shares of New Resources (the “Share Exchange”). Immediately following the Share Exchange, the shareholder of New Resources owned approximately 94% of the Company’s total issued and outstanding share capital.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

Reverse Acquisition (continued)

As a result, the Share Exchange has been accounted for as a reverse acquisition using the purchase method of accounting, whereby New Resources is deemed to be the accounting acquirer and Nutrastar (formerly YzAPP) to be the accounting acquiree. The financial statements before the date of Share Exchange are those of New Resources with the results of Nutrastar being consolidated from the date of Share Exchange. No goodwill has been recorded.

New Resources was incorporated in the British Virgin Islands, which owns 100% of the outstanding capital stock of Heilongjiang Shuaiyi. Heilongjiang Shuaiyi owns 100% equity interests in Daqing Shuaiyi and Harbin Shuaiyi.

Recapitalization of Daqing Shuaiyi and Harbin Shuaiyi

In September 2007, Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi underwent a restructuring exercise whereby Heilongjiang Shuaiyi acquired 100% equity interests in Daqing Shuaiyi and Harbin Shuaiyi, and former ultimate controlling shareholders of Daqing Shuaiyi and Harbin Shuaiyi have become the controlling shareholders of New Energy.

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

The shareholding percentages before and after this restructuring exercise were as follows:

	Heilongjiang Shuaiyi		Daqing Shuaiyi		Harbin Shuaiyi
	Before	After	Before	After	Before	After
Shareholder	%	%	%	%	%	%
Heilongjiang Shuaiyi	-	-	-	100	-	100
Daqing	47.1	-		-	-	-
Lianyun Han, CEO of the Company	-	80.4		-	20	-
Weihan Zhang*	-	5.9	20	-	51	-
Heilongjiang Shuaiyi Science Development Co. Ltd.**	52.9	-	60	-	-	-
Lianju Han	-	5.9	10	-	-	-
Xinjun Li	-	-	5	-	29	-
Nana Jiang	-	-	5	-	-	-
Lianxue Han	-	5.9		-	-	-
Fengxi Lang	-	1.9		-	-	-
	100	100	100	100	100	100

*	Mr. Weihan Zhang is the son of Ms. Lianyun Han. Mr. Weihan Zhang and Ms. Lianyun Han are acting in concert and considered parties to the same control group.
**	Equity interests in Heilongjiang Shuaiyi Science Development Co. Ltd. are held as follows:
	(i)	44.47% by Ms. Lianyun Han;
	(ii)	40.86% by Mr. Weihan Zhang; and
	(iii)	14.67% by 9 other minority shareholders.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

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

Restructuring of Heilongjiang Shuaiyi

Pursuant to a restructuring plan intended to ensure compliance with regulatory requirements of the PRC, in July 2008, New Resources entered into a equity transfer agreement (“Equity Transfer Agreement”) to acquire 100% equity interest in Heilongjiang Shuaiyi from Ms. Lianyun Han, the then controlling shareholder and chairman of board of directors of Heilongjiang Shuaiyi, and Heilongjiang Shuaiyi’s other individual shareholders (collectively “Shuaiyi Founders”). The Equity Transfer Agreement was approved by the relevant PRC government authority on October 23, 2008. On November 24, 2008, Heilongjiang Shuaiyi obtained the Certificate of Approval for Establishment of Enterprises of Foreign Investment issued by Heilongjiang Provincial Government and a new business license was issued to Heilongjiang Shuaiyi on December 1, 2008.

As part of the restructuring plan, each of Shuaiyi Founders respectively entered into an earn-in agreement (“Earn-in Agreement”), dated September 12, 2008 (as amended on February 12, 2009) with New Zealand WAYNE’s Investment Holdings Co., Ltd., Heilongjiang Shuaiyi’s sole shareholder (“New Zealand”). Pursuant to the Earn-in Agreements, Shuaiyi Founders obtained the right and option to acquire controlling shares (“Option Shares”) in Shareholder at the par value of the Option Shares plus a nominal amount of $1,000, upon the satisfaction of each of the following conditions: (1) six months have expired since the date of the Share Exchange Agreement with Nutrastar (formerly YzAPP), provided that on or before that date, Ms. Lianyun Han and Heilongjiang Shuaiyi have entered into a binding employment agreement and Ms. Lianyun Han is employed by Heilongjiang Shuaiyi pursuant to that agreement on such date; (2) the U.S. Securities and Exchange Commission has declared a registration statement filed by the Company under the Securities Act effective, or investors who purchased common stock from the Company pursuant to a securities purchase agreement being able to sell their common stock under Rule 144; (3) Heilongjiang Shuaiyi and its subsidiaries have achieved not less than $1,560,000 in after-tax net income, as determined under US GAAP for the six months ended June 30, 2009; and (4) Heilongjiang Shuaiyi and its subsidiaries have achieved not less than $3,900,000 in pre-tax profits, as determined under US GAAP for the fiscal year 2009.

On January 28, 2010, the Company filed a registration statement on Form S-1, which was declared effective by SEC on February 4, 2010. As a result, all of the conditions to the Earn-in Agreement have been met such that Shuaiyi Founders are entitled to reacquire the ultimate legal ownership of Heilongjiang Shuaiyi.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

Restructuring of Heilongjiang Shuaiyi (continued)

Pursuant to the Earn-in Agreement, the New Zealand further agrees, among others, that throughout the exercise period of the Earn-in Agreement, without the prior written approval of Shuaiyi Founders:

(i)	it will not increase the number of authorized shares of the New Zealand’s common stock, or any increased authorized shares will be deemed as part of the Option Shares;
(ii)	keeps available the services of current officers and employees of New Resources and Heilongjiang Shuaiyi;
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

According to the PRC rules and regulations, New Resources is required to settle the transfer price for acquisition of Heilongjiang Shuaiyi by way of remittance of the RMB60,000,000 to Shuaiyi Founders within three months from the issue of the new business license. However, New Resources has obtained the approval of the relevant business bureau for the extension of the time to one year until December 1, 2009. On January 4, 2010, the relevant PRC regulatory agency further extended the payment due date to June 30, 2010. As of December 31, 2009, New Resources has only paid $50,269 of the transfer price and, accordingly, the corresponding Subordinated Loan has not been drawn yet.

During and after this restructuring plan, there has been no change to the composition of the board of directors of Heilongjiang Shuaiyi. The board of directors of Heilongjiang Shuaiyi, chaired by Ms. Lianyun Han, has continued to comprise representatives of Shuaiyi Founders. Therefore, Heilongjiang Shuaiyi is still under the same operating and management control of Shuaiyi Founders. In addition, due to the Subordinated Loan, Shuaiyi Founders will not receive any cash amount, nor will there be any cash flow out of the combined entity during the whole period from the date of the Equity Transfer Agreement though the expiry of the Earn-in Agreement, at which time it is expected Shuaiyi Founders will have reacquired the ultimate legal controlling ownership of Heilongjiang Shuaiyi. Furthermore, by providing the Subordinated Loan to Heilongjiang Shuaiyi and obtaining the agreement of the New Zealand on not declaring any dividend throughout the exercise period of the Earn-in Agreement without the prior written approval of Shuaiyi Founders, Shuaiyi Founders continue to bear the residual risks and rewards relating to Heilongjiang Shuaiyi. As a result, this restructuring has been accounted for as a recapitalization of Heilongjiang Shuaiyi with no adjustment to the historical basis of the assets and liabilities of Heilongjiang Shuaiyi. Results of Heilongjiang Shuaiyi have been consolidated as though the restructuring occurred as of the beginning of the first accounting period presented in these financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation

These consolidated financial statements include the financial statements of Nutrastar and its subsidiaries. All significant inter-company balances or transactions have been eliminated on consolidation.

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

Reclassification

Certain prior year balances have been reclassified to conform to the current year’s financial statement presentation. These reclassifications had no impact on previously reported financial position, results of operations, or cash flows.

Cash and cash equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents.

Accounts receivable

Accounts receivable is stated at cost, net of allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial instruments

The Company values its financial instruments as required by FASB ASC 320-12-65 (formerly SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”). The estimated fair value amounts have been determined by the Company, using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, trade accounts receivable, other current assets; trade accounts payable, accrued expenses, other current liabilities, and due to related parties.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

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

There were no assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009 and 2008.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company accounts for its intangible assets pursuant to FASB ASC Subtopic 350-30, “General Intangibles Other Than Goodwill”. Under ASC 350-30-35, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology.

Impairment of goodwill is tested at least annually at the reporting unit. The test consists of two steps. Firstly, the Company identifies potential impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Secondly, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB ASC 805-10, “Business Combinations”. If the carrying value of a reporting unit exceeds its estimated fair value, the Company compares the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to earnings. The Company’s fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue recognition

Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.

Sales revenue is recognized net of value added and sales related taxes, sales discounts and returns at the time when the merchandise is delivered to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not made allowance for estimated sales returns.

Research and development costs

Research and development costs are expensed to operations as incurred. Research and development costs were $36,728 and $32,815 for the years ended December 31, 2009 and 2008, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were $1,915 and $3,258 for the years ended December 31, 2009 and 2008, respectively.

Shipping and handling costs

Substantially all costs of shipping and handling of products to customers are included in selling expense. Shipping and handling costs for the years ended December 31, 2009 and 2008 were nil and $298, respectively.

Share-Based Payments

The Company accounts for share-based compensation awards to employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period.

The Company accounts for share-based compensation awards to non-employees in accordance with FASB ASC Topic 718 and FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-employees”. Under FASB ASC Topic 718 and FASB ASC Subtopic 505-50, stock compensation granted to non-employees has been determined as the fair value of the consideration received or the fair value of equity instrument issued, whichever is more reliably measured and is recognized as expenses as the goods or services are received.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes

The Company is subject to income taxes in the United States and other foreign jurisdictions where it operates.The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. FASB ASC Topic 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on the criteria of FASB ASC 740-10-25-5 through 740-10-25-7 and 740-10-25-13 (formerly FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes”) which the Company adopted on January 1, 2007. The interpretation prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

Comprehensive income

FASB ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes foreign currency translation adjustments.

Foreign currency

The Company uses the United States dollars (“US Dollar” or “US$” or “$”) for financial reporting purposes. The PRC subsidiaries within the Company maintains the books and records in their functional currency, Chinese Renminbi (“RMB”), being the lawful currency in the PRC. Assets and liabilities of the PRC subsidiaries are translated from RMB into US Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statement of operations are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:-

	December 31, 2009	December 31, 2008
Balance sheet items, except for equity accounts	US$1=RMB6.8282	US$1=RMB6.8346
Items in the statements of income and cash flows	US$1=RMB6.8310	US$1=RMB6.9480

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the above rates.

The value of RMB against U.S. dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of U.S. dollar reporting.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share

The Company reports earnings per share in accordance with the provisions of FASB ASC Topic 260, "Earnings per Share." FASB ASC Topic 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution (using the treasury stock method) that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

All per share data including earnings per share has been retroactively restated to reflect the reverse acquisition on December 23, 2008 whereby the 689,390 shares of preferred stock issued by Nutrastar (the nominal acquirer) to the shareholder of New Resources (the nominal acquiree) are deemed to be the number of shares outstanding for the period prior to the reverse acquisition. For the period after the reverse acquisition, the number of shares considered to be outstanding is the actual number of shares outstanding during that period.

As discussed in note 1, the Company effected a 1-for-114.59 Reverse Split of its common stock and all outstanding shares of Series A Preferred Stock were automatically converted to common stock. The weighted average number of shares for the purposes of calculating the earnings per share has been retroactively adjusted as if the Reverse Split took effect as of the beginning of the earliest period presented. As holders of Series A Preferred Stock were entitled to vote with the holders of common stock on all matters on a an as-converted to common stock basis, basic and diluted earnings per share have been calculated and presented on the basis that all shares of the Company’s common stock and Series A Preferred Stock are considered a single class and on an as-converted to common stock basis before the Reverse Split.

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Year ended December 31,
	2009	2008
Income for the purposes of basic and diluted EPS:	$7,741,716	$3,719,049
Weighted average number of shares:
- Basic	13,131,521	12,198,913
- Effect of dilutive warrants	210,000	–
- Diluted	13,341,521	12,198,913

Segment reporting

The Company follows FASB ASC Topic 280, “Segment Reporting”, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

The Company believes that during the years ended December 31, 2009 and 2008, it operated in two business segments – growing and sales of Chinese Golden Grass, which is widely used for Chinese medicine, and sales of agricultural products, respectively. Throughout the years ended December 31, 2009 and 2008, all of the Company’s operations were carried out in one geographical segment - China.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Commitments and contingencies

The Company follows FASB ASC Subtopic 450-20, “Loss Contingencies” in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Recent accounting pronouncements

In June 2009, the FASB established the FASB Accounting Standards CodificationTM (ASC) as the single source of authoritative U.S generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC superseded all previously existing non-SEC accounting and reporting standards, and any prior sources of U.S. GAAP not included in the ASC or grandfathered are not authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The ASC did not change current U.S. GAAP but changes the approach by referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. The ASC has been effective for the Company effective July 1, 2009. Adoption of the ASC did not have a material impact on the Company’s Consolidated Financial Statements, but references in the Company’s Notes to Consolidated Financial Statements to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements are now presented as references to the corresponding Topic in the ASC.

Effective January 1, 2009, the Company adopted FASB ASC 350-30 and ASC 275-10-50 (formerly FSP FAS 142-3, Determination of the Useful Life of Intangible Assets), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The Company will apply ASC 350-30 and ASC 275-10-50 prospectively to intangible assets acquired subsequent to the adoption date. The adoption of these revised provisions had no impact on the Company’s Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 815-10-65 (formerly SFAS 161, Disclosures about Derivative Instruments and Hedging Activities), which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses., This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this ASC did not have a material impact on the Company’s Consolidated Financial Statements.

During 2008, the Company adopted FASB ASC 820-10 (formerly FSP FAS 157-2, Effective Date of FASB Statement 157), which deferred the provisions of previously issued fair value guidance for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. Effective January 1, 2009, the Company adopted the fair value guidance for nonfinancial assets and liabilities. The adoption of FASB ASC 820-10 did not have a material impact on the Company’s Consolidated Financial Statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (continued)

Effective January 1, 2009, the Company adopted FASB ASC 810-10-65 (formerly SFAS 160,

Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51), which amends previously issued guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. The adoption of the provisions in this ASC did not have a material impact on the Company’s Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 805-10, (formerly SFAS 141R, Business Combinations), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. In addition, the provisions in this ASC require that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. The Company will apply ASC 805-10 to any business combinations subsequent to adoption.

Effective January 1, 2009, the Company adopted FASB ASC 805-20 (formerly FSP FAS 141R-1,

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies), which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. The adoption of ASC 805-20 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 825-10-65 (formerly FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments), which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 320-10-65 (formerly FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). Under ASC 320-10-65, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, ASC 320-10-65 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. The adoption of ASC 320-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (continued)

Effective July 1, 2009, the Company adopted FASB ASC 820-10-65 (formerly FSP FAS 157-4,

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 855-10 (formerly SFAS 165, Subsequent Events), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Adoption of ASC 855-10 did not have a material impact on the Company’s Consolidated Financial Statements.

In the fourth quarter of fiscal 2009, the Company adopted ASC 715, Compensation – Retirement Benefits

(formerly FASB FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets), which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. The adoption of these disclosure requirements has had no material effect on the Company’s Consolidated Financial Statements.

In the quarter ended December 31, 2009, the Company adopted ASC Update No. 2009-05, which provides guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS 157, Fair Value Measurements). . The adoption of this Update has had no material effect on the Company’s Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-05—Compensation—Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This Update simply codifies EITF Topic No. D-110, “Escrowed Share Arrangements and the Presumption of Compensation” dated June 18, 2009. ASU No. 2010-05 includes the SEC staff announcement at the EITF meeting that clarified SEC staff views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. Historically, the SEC staff has expressed the view that an escrowed share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory. The SEC staff clarified that entities should consider the substance of the transaction in evaluating whether the presumption of compensation may be overcome, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction. In that situation, the staff generally believes that the escrowed shares should be reflected as a discount in the allocation of proceeds. The Company has applied the SEC staff announcement to any escrowed share arrangement effective from June 18, 2009.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New accounting pronouncement to be adopted

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, (codified by ASU No. 2009-16 issued in December 2009). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), Consolidation of Variable Interest Entities. The standard is effective for the first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal 2010). Earlier application is prohibited. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (codified by ASU No. 2009-17 issued in December 2009). The standard amends FIN No. 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN No. 46(R). This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal 2010). Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

In October 2009, the FASB concurrently issued the following ASC Updates (ASU):

•     ASU No. 2009-13—Revenue Recognition (ASC Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1). ASU No. 2009-13 modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

•     ASU No. 2009-14—Software (ASC Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). ASU No. 2009-14 removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New accounting pronouncement to be adopted (continued)

•     ASU No. 2009-13 and ASU No. 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method. The Company expects to apply these ASU Updates on a prospective basis for revenue arrangements entered into or materially modified beginning April 1, 2011. The Company is currently evaluating the potential impact these ASC Updates may have on its financial position and results of operations.

In October 2009, the FASB also issued ASU No. 2009-15—Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends ASC 470-20, Debt with Conversion and Other Options, to provide accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 (i.e. the Company’s fiscal 2010) with retrospective application required. The Company is currently evaluating the potential impact this ASC Updates may have on its financial position and results of operations.

In January 2010, the FASB issued the following ASC Updates:

•     ASU No. 2010-01—Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 with retrospective application.

•     ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this Update are effective beginning in the period that an entity adopts FAS 160 (now included in Subtopic 810-10).

•     ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This Update amends Subtopic 820-10 that require new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

The Company expects that the adoption of the above Updates issued in January 2010 will not have any significant impact on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 3	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of December 31,
	2009	2008
Accounts receivable	$215,486	$283,822
Less: Allowance for doubtful debts	-	-
Accounts receivable, net	$215,486	$283,822

NOTE 4	INVENTORIES

Inventories by major categories are summarized as follows:

	As of December 31,
	2009	2008
Raw materials	$183,934	$147,824
Work in progress	294,983	832,680
Finished goods	137,156	187,575
Total	$616,073	$1,168,079

NOTE 5	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	As of December 31,
	2009	2008
Prepayments	12,812	$-
Other receivables, net of $nil allowance	238,423	14,105
	251,235	$14,105

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 6	INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of December 31,
	2009	2008
Computer software, cost	$1,454	$1,453
Exclusive right to use a secret process, cost	4,395,309	4,391,193
Less: Accumulated amortization	(1,649,361)	(1,208,651)
	$2,747,402	$3,183,995

In April 2006, the Company purchased from a third party a ten-year exclusive right to use a secret process and method in the cultivation and growing of Chinese Golden Grass, which is widely used for Chinese medicine, for a cash consideration of RMB30,000,000, payable over five years. The exclusive right is amortized over its term of ten years using the straight-line method.

Amortization expenses for the years ended December 31, 2009 and 2008 were $439,398 and $432,597, respectively.

NOTE 7	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	As of December 31,
	2009	2008
Cost:
Buildings	$11,672,404	$11,647,541
Office equipment	15,264	9,317
Machinery	128,286	98,903
Motor vehicles	54,842	54,790
Total cost	11,870,796	11,810,551
Less: Accumulated depreciation	(1,474,289)	(907,575)
Net book value	$10,396,507	$10,902,976

Depreciation expenses for the years ended December 31, 2009 and 2008 were $564,988 and $690,850, respectively.

NOTE 8	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

	As of December 31,
	2009	2008
Accrued staff costs	$370,395	$235,421
Other taxes payable	25,030	232,481
Other payables	58,079	5,057
	$453,504	$472,959

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 9	PAYABLE FOR INTANGIBLES

As described in Note 6, the Company purchased an exclusive right from an independent party for a secret process and method for a stated value of RMB30,000,000 payable over 5 years from the date of purchase. The agreement provides that all payments by the Company for the secret process and method will be refundable if the secret process and method proves ineffective. Under ASC Subtopic 835-30, “Imputation of Interest” (formerly APB 21, “Interest on Receivables and Payables”), the payable for intangibles are stated without imputed interest as the noninterest factor fairly represents the warranty for performance.

The following table presents the amounts payable for the next five years and thereafter:

Year ending December 31, 2010	$878,709
2011 and thereafter	-
Total	878,709
Current portion	878,709
Non-current portion	$-

NOTE 10	ACQUISITION PAYABLE

The acquisition payable represents the transfer price of RMB60,000,000 payable by New Resources for the acquisition of 100% equity interest in Heilongjiang Shuaiyi, as further discussed in Note 18, the acquisition payable is due for payment in full on or before June 30, 2010 by New Resources to Shuaiyi Founders who are also shareholders of the Company.

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

On December 23, 2008, which was the date of the Share Exchange as set out in Note 1, the Company entered into an amendment, (the “ Amendment ”), of a stock purchase agreement, (the “SPA)”, dated August 6, 2008, by and among ACI (formerly BMC Acquisitions Corp., LLC), Belmont Partners LLC, or Belmont, and the Company. ACI was the Company’s majority shareholder prior to the Company’s reverse acquisition of New Resources. Pursuant to the SPA, the Company was required to issue to Belmont a number of shares of its common stock sufficient for Belmont to retain 1.1% ownership interest in the Company. Pursuant to the Amendment, ACI assumed the foregoing obligation of the Company and agreed to transfer its shares of the Company’s common stock in order to satisfy such obligation. On the same day, the Company entered into a subscription agreement with ACI, pursuant to which the Company issued and sold to ACI 17,962 shares of Series A Preferred Stock for $52,530.50, or $2.92 per share.

On December 23, 2008, the Company also entered into a subscription agreement with Tan Zhen Investment Limited, (the “ Investor ”), pursuant to which the Company issued and sold to the Investor 20,168 shares of the Company’s Series A Preferred Stock for $375,000, or $18.59 per share.

On May 29, 2009, all issued and outstanding shares of the Series A Preferred Stock were automatically converted into 12,695,223 shares of common stock on the basis of one share of Series A Preferred Stock for 2,000 shares of common stock, which was adjusted to a conversion ratio of one share of Series A Preferred Stock for 17.45 shares of common stock upon the effectiveness of the 1-for-114.59 reverse split of the Company’s outstanding common stock.

As of December 31, 2009 and 2008, the Company had none and 727,520 shares of Series A Preferred Stock issued and outstanding, respectively.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 11	SHAREHOLDERS’ EQUITY (CONTINUED)

Private Placement Transaction

On December 17, 2009, the Company completed a private placement transaction and sold 1,000,000 shares of its common stock to certain accredited investors at $2.50 per share for a total of $2.5 million pursuant to a securities purchase agreement, or the Securities Purchase Agreement. In addition, the Company issued to each of the investors two warrants to purchase in aggregate 500,000 shares of its common stock, including a Series A warrant having a term of three years with an exercise price of $3.25 per share and a Series B warrant having a term of three years with an exercise price of $4.00 per share. These warrants contain standard anti-dilution provisions for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction. Because these warrants do not contain any contingent exercise provisions and their settlement amount will equal the difference between the fair value of a fixed number of the Company’s equity shares and a fixed strike price, these warrants, which are freestanding instruments, qualify for the scope exception under the guidance provided in ASC 815-40-15-5 through 815-40-15-8, and are considered indexed to the Company’s own stock. Accordingly, these warrants have been classified as equity.

Pursuant to the Securities Purchase Agreement, the Company agreed to register the shares and the warrants within a pre-defined period. The Company is subject to registration delay payments in cash in the amounts prescribed by the Securities Purchase Agreement if it is unable to file the registration statement, cause it to become effective or maintain its effectiveness as required by the Securities Purchase Agreement. As discussed in Note 20, on February 4, 2010, the SEC declared effective the registration statement on Form S-1 filed by the Company on January 28, 2010. As a result, no provision for any registration delay payment is required.

Warrants outstanding as of December 31, 2009 consist of the following:

Warrants Outstanding and Exercisable
		Weighted	Average
	Number of	Average	Remaining
	underlying	Exercise	Contractual Life
	shares	Price	(years)
Balance, December 31, 2008	–
Issued	500,000	$3.625	3.00
Balance, December 31, 2009	500,000	$3.625	2.96

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 11	SHAREHOLDERS’ EQUITY (CONTINUED)

Securities Escrow Arrangement

In addition, pursuant to the Securities Purchase Agreement, the major stockholder of the Company, New Zealand has agreed to place a total of 1,000,000 shares of the Company’s common stock held by it into escrow to secure the make good obligations described below on behalf of the investors. Under the Securities Purchase Agreement, New Zealand has agreed that: (i) in the event that the Company’s consolidated financial statements reflect less than $9,000,000 of after-tax income for the fiscal year ending December 31, 2010, it will transfer to the investors, on a pro rata basis, for no additional consideration, 500,000 shares of the Company common stock owned by it; and (ii) in the event that the Company’s consolidated financial statements reflect less than $11,000,000 of after-tax net income for the fiscal year ending December 31, 2011, it will transfer to the investors, on a pro rata basis, for no additional consideration, 500,000 shares of the Company’s common stock owned by it.

Historically, SEC staff expressed the view that an escrow share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory, equivalent to a reverse stock split followed by the grant of a restricted stock award under a performance-based plan.

However, in EITF No. D-110 (codified by FASB ASU No. 2010-05) dated June 18, 2009, the SEC staff has announced that when evaluating whether the presumption of compensation has been overcome, the substance of the arrangement, including whether the arrangement was entered into for purposes unrelated to, and not contingent upon, continued employment, should be considered.

The Company has evaluated the terms of the Securities Purchase Agreement based on the SEC staff’s clarification in EITF No. D-110 (codified by FASB ASU No. 2010-05) and concluded that because the escrow shares would be released or distributed to the investor without regard to the continued employment of any officer of the Company, the arrangement is in substance an inducement to facilitate the Private Placement, rather than as compensatory. Therefore, the Company will account for the securities escrow arrangement under the Securities Purchase Agreement according to its nature and reflected as a reduction of the proceeds allocated to the newly issued securities in the Private Placement, following the guidance provided in FASB ASU No. 2010-05.

NOTE 12	STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company’s PRC subsidiaries were required to transfer 10% of their profits after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve and a percentage of not less than 5%, as determined by management, of the profits after tax to the public welfare fund. However, the Company’s PRC subsidiaries were not required to transfer any profit after tax to the statutory surplus reserve only after the accumulated statutory surplus reserves reached 50% of registered capital of the Company’s PRC subsidiaries. With the amendment of the PRC Companies Law which was effective from January 1, 2006, enterprises in the PRC were no longer required to transfer any profit to the public welfare fund. Any balance of public welfare fund brought forward from December 31, 2005 should be transferred to the statutory surplus reserve. The statutory surplus reserve is non-distributable.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 13	SHARE-BASED PAYMENT

Immediately following closing of the Share Exchange as set out in Note 1, the New Zealand transferred 91,088 shares out of the 689,390 shares of Series A Preferred Stock issued to it under the Share Exchange Agreement to ten individuals and entities for consulting services provided by them to New Resources and its subsidiaries in assisting them to consummate the share exchange transaction contemplated by the Share Exchange Agreement prior to December 23, 2008.

In accordance with the requirements of and guidance in Staff Accounting Bulletin No. 107 and ASC Topic 718, “Compensation – Stock Compensation”), the Company charged $1,693,326 to merger costs based on the grant-date fair value of the 91,088 shares of Series A Preferred Stock transferred by New Zealand to the Company’s consultants. As the Company’s shares had scarcely been traded, the Company determined that the price of $18.59 at which 20,168 shares of the Company’s Series A Preferred Stock were issued to the Investor, as discussed in Note 11, appropriately represented a fair value of the Company’s Series A Preferred Stock, because the Investor was an independent third party before the transaction and the terms for the issuance of those shares to the Investor were based on arm’s length negotiation. Accordingly, this being a current cash transaction between unrelated willing parties provides the best evidence for the fair value of the Company’s shares in accordance with AICPA Practice Aid, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation”.

On June 3, 2009, the Company established the “Shuaiyi International New Resources Development Inc. 2009 Equity Incentive Plan” (the “Plan”). The purposes of the Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the long-term growth and profitability of the Company. The Plan permits the granting of Incentive Stock Options, Nonstatutory Stock Options, Restricted Stock, Restricted Stock Units, Stock Appreciation Rights, Performance Units and Performance Shares as the Company’s board of director may determine. The maximum number of shares that may be issued under the Plan was 1,000,000. On June 17, 2009, 500,000 restricted shares were issued under the Plan and accordingly, remaining shares that can be issued under the Plan was 500,000 shares as of December 31, 2009.

Under the Plan, on June 17, 2009, the directors granted 500,000 restricted shares to employees by entering into “Restricted Shares Grant Agreements” (the “Agreements”) with the employees. Under the Agreements, the shares were grant for no consideration and vested on the date of grant. Accordingly, these shares vested immediately and all restrictions as to transferability, sale, assignment or otherwise disposition of the shares have been released on the date of grant.

Under ASC 718-10-30-2 (formerly SFAS 123R), the Company recognized a compensation expense of $25,000 based on the fair value of $0.05 per share which is the last traded price of the shares at the grant date. This expense is accounted under “General and administrative expenses”.

As the 500,000 shares do not impose any obligations that require the Company to transfer assets, these have been classified as equity.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 14	OTHER INCOME (EXPENSES), NET

	Year ended December 31,
	2009	2008
Service income	$7,078	11,623
Other expenses	(690)	(101)
	$6,388 $	11,522

NOTE 15	INCOME TAXES

The entities within the Company file separate tax returns in the respective tax jurisdictions that they operate.

New Resources being incorporated in the British Virgin Islands (“BVI”) is not subject to any income tax in the BVI.

The Company’s PRC subsidiaries are subject to PRC enterprise income tax (“EIT”). Before January 1, 2008, the PRC EIT rate was generally 33%. In March 2007, the PRC government enacted a new PRC Enterprise Income Tax Law, or the New EIT Law, and promulgated related regulation, Implementation Regulations for the PRC Enterprise Income Tax Law. The New EIT Law and Implementation Regulations became effective from January 1, 2008. The NEW EIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises registered in the PRC.

The New EIT Law provides a grandfathering on tax holidays which were granted under the then effective tax laws and regulations. Therefore, one of the Company's subsidiaries, Daqing Shuaiyi, being engaged in growing and sales of agricultural products, has continued to be entitled to a preferential tax treatment: an EIT holiday for the two years ended December 31, 2006 and 2007 and a 50% reduction on the EIT rate for the three years ended December 31, 2008, 2009 and 2010.

The Company’s income tax expense consisted of:

	Year ended December 31,
	2009	2008
Current income tax – PRC	$1,235,210	$974,653
Deferred	-	-
	$1,235,210	$974,653

As of December 31, 2009 and 2008, the Company did not have any significant temporary differences and carryforwards that may result in deferred tax.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 15	INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes determined at the local income tax to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2009	2008
Pre-tax income	$8,976,926	$4,693,702
U.S. federal corporate income tax rate	34%	34%
Income tax computed at U.S. federal corporate income tax rate	(3,052,155)	(1,595,859)
Reconciling items:
Impact of tax holiday of Daqing Shuaiyi	1,149,845	868,500
Rate differential for PRC earnings	816,304	610,355
Non-deductible expenses	(149,204)	(857,649)
Effective tax expense	$(1,235,210)	$(974,653)

The Company has analyzed the tax positions taken or expected to be taken in its tax filings and has concluded it has no material liability related to uncertain tax positions or unrecognized tax benefits as of December 31, 2009 and 2008. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2009 and 2008, there was no interest and penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

The New EIT Law also imposes a withholding tax of 10% unless reduced by a tax treaty, for dividends distributed by a PRC-resident enterprise to its immediate holding company outside the PRC for earnings accumulated beginning on January 1, 2008 and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. The Company has not provided for income taxes on accumulated earnings of its PRC subsidiaries as of December 31, 2009 or 2008 since these earnings are intended to be reinvested indefinitely in the overseas jurisdictions. It is not practicable to estimate the amount of additional taxes that might be payable on such undistributed earnings.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent.  The statute of limitations extends to five years under special circumstances. In the case of transfer pricing issues, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. Accordingly, the income tax returns of the Company’s PRC operating subsidiaries for the years ended December 31, 2007 through 2009 are open to examination by the PRC state and local tax authorities.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 16	RELATED PARTY TRANSACTIONS

(a)	Due to related parties

		As of December 31,
		2009	2008
Due to:
- Heilonjiang Shuaiyi Technology Development Co., Ltd. (“Shuaiyi Technology”)	(i)	$-	$8,998
-Ms. Lianyun Han, CEO and Chairman of the Company		49,794	-
		$49,794	$8,998

Note (i) Shuaiyi Technology and the Company are under common control and management. Due to Shuaiyi Technology arose from the land rent payable to Shuaiyi Technology.

The amounts due to related parties were non-interest bearing, unsecured and had no fixed repayment date.

(b)	Purchase of goods

For the years ended December 31, 2009 and 2008, the Company purchased rice amounting to $790,133 and $1,579,315, respectively, from Shuaiyi Technology.

(c)	Lease of land

For the years ended December 31, 2009 and 2008, the Company paid rental expense of $9,003 and $8,851 for land to Shuaiyi Technology.

NOTE 17	CONCENTRATION RISK

(a)	Concentration of credit risk

As of December 31, 2009 and 2008, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the years ended December 31, 2009 and 2008, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of December 31, 2009 and 2008 also arose in the PRC.

Except for one customer who accounted for 14.7% of the Company’s revenue for the year ended December 31, 2009, there was no other single customer who accounted for more than 10% of the Company’s revenue for either the year ended December 31, 2009 or 2008.

As of December 31, 2009, five customers accounted for 18%, 13%, 12%, 12% and 12% of total accounts receivable of the Company. As of December 31, 2008, three customers accounted for 32%, 23% and 15% of accounts receivable of the Company. Except as disclosed, no other customer accounted for 10% or more of the Company’s accounts receivable as of December 31, 2009 and 2008.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 18	COMMITMENTS AND CONTINGENCIES

(a)	Operating leases

The Company has entered into tenancy agreements for the lease of exhibition hall and land with a third party and a related company (see Note 16), respectively, for the purposes of the operation of its subsidiaries. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of December 31, 2009 are as follows:

Year ending December 31,
2010	$35,881
2011	9,007
2012	9,007
2013	9,007
2014	9,007
Thereafter	117,091
Total	$189,000

(b)	PRC employee costs

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

On March 10, 2009, New Resources obtained the approval from the relevant PRC business bureau for the extension of time allowed for the payment of the transfer price to one year until December 1, 2009. On January 4, 2010, the relevant PRC regulatory agency further extended the payment due date to June 30, 2010. The Company has engaged financial advisors with a view to raising additional capital for the Company. The Company believes that it will be able to make the payment for the transfer price within the time allowed by the relevant PRC business bureau and therefore has not accrued any amount related to this contingency. However, there can be no assurance that the Company will be successful in raising sufficient capital for the purpose of the payment of the transfer price to the Shuaiyi Founders.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 19	SEGMENT INFORMATION

During the years ended December 31, 2009 and 2008, the Company operated in two business segments identified by product, “Chinese Golden Grass” and “other agricultural products”. The Chinese Golden Grass segment consists of the growing and sales of Chinese Golden Grass (formally referred to as “Chinese Caterpillar Fungus”), which was conducted through the Company’s subsidiary, Daqing Shuaiyi. The other agricultural products segment consists of the sales of rice, flour and silage corn etc, which were mainly conducted through the Company’s subsidiary, Harbin Shuaiyi.

Throughout the years ended December 31, 2009 and 2008, all of the Company’s operations were carried out in one geographical segment – China.

		Year Ended December 31, 2009
	Chinese	Other
	Golden	Agricultural	Corporate
	Grass	Products	unallocated	Consolidated
Segment revenue from external customers	$12,073,855	$3,258,590	$-	$15,332,445
Segment profit	$8,804,435	$609,084	$(436,593)	$8,976,926
Income from operations before income taxes				$8,976,926
Segment assets	$27,528,235	$1,171,648	$5,642,497	$34,342,380
Total assets				$34,342,380
Other segment information:
Depreciation and amortization	$994,056	$7,443	$2,887	$1,004,386
Expenditure for segment assets	$1,440	$43,219	$4,496	$49,155

		Year ended December 31, 2008
	Chinese	Other
	Golden	Agricultural	Corporate
	Grass	Products	unallocated	Consolidated
Segment revenue from external customers	$8,892,894	$4,096,866	$-	$12,989,760
Segment profit	$6,547,634	$759,133	$(2,613,065)	$4,693,702
Income from operations before income taxes				$4,693,702
Segment assets	$21,282,501	$956,782	$2,511,937	$24,751,220
Total assets				$24,751,220
Other segment information:
Depreciation and amortization	$1,114,118	$6,089	$3,240	$1,123,447
Expenditure for segment assets	$27,005	$3,353	$2,143	$32,501

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 20	SUBSEQUENT EVENTS

On January 28, 2010, the Company filed with the Securities and Exchange Commission (SEC) a registration statement on Form S-1 (“Form S-1”) to register 1,500,000 shares of the Company’s common stock that may be sold from time to time by the selling stockholders named in the Form S-1, which includes:

  1,000,000 shares of common stock;
  250,000 shares of common stock issuable upon the exercise of the Series A Warrants; and
  250,000 shares of common stock issuable upon the exercise of the Series B warrants.

On February 4, 2010, the Form S-1 was declared effective by the SEC.

NOTE 21	RESTRICTED NET ASSETS

The Company’s operations are primarily conducted through its PRC subsidiaries Daqing Shuaiyi and Harbin Shuaiyi. Daqing Shuaiyi and Harbin Shuaiyi may only pay dividend out of its retained earnings determined in accordance with the accounting standards and regulations in the PRC and after it has met the PRC requirements for appropriation to statutory reserves (see Note 12).

In addition, Daqing Shuaiyi and Harbin Shuaiyi’s businesses and assets are primarily denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts. These currency exchange control procedures imposed by the PRC government authorities may restrict the ability of Daqing Shuaiyi and Harbin Shuaiyi to transfer their net assets to the Company through loans, advances or cash dividends, which consisted of paid-up capital, retained earnings and statutory reserves and which aggregate amount of approximately RMB206 million (or $30 million) exceeded 25% of the Company’s consolidated net assets. Accordingly, condensed parent company financial statements have been prepared in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X as set out in Note 22.

NOTE 22	SUPPLEMENTAL PARENT COMPANY FINANCIAL INFORMATION

The Company records its investment in subsidiaries under the equity method of accounting as prescribed in ASC Topic 323, “Investments – Equity Method and Joint Ventures”. Such investment and long-term loans to subsidiaries are presented on the balance sheet as “Investments in subsidiaries” and the income of the subsidiaries is presented as “Equity in income of subsidiaries” on the statement of income.

These supplemental condensed parent company financial statements should be read in conjunction with the notes to the Company’s Consolidated Financial Statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

As of December 31, 2008 and 2009, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 22	SUPPLEMENTAL PARENT COMPANY FINANCIAL INFORMATION
Nutrastar International Inc. Condensed Balance Sheets
	As of December 31,
	2009	2008
ASSETS
Investments in subsidiaries	$23,912,342	$13,611,938
Total assets	$23,912,342	$13,611,938
LIABILITIES
Current liabilities:
Due to a subsidiary	$9,538	$–
Total liabilities	9,538	–
Shareholders’ equity
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, none and 727,520 shares issued and outstanding	–	727
Common stock, $0.001 par value, 190,000,000 shares authorized, 14,297,731 and 11,746,041 shares issued and outstanding	14,298	11,746
Additional paid-in capital	4,715,891	2,192,716
Retained earnings	18,199,699	10,457,983
Accumulated other comprehensive income	972,916	948,766
Total shareholders’ equity	23,902,804	13,611,938
Total liabilities and shareholders’ equity	$23,912,342	$13,611,938

Condensed Statement of Income
	Year ended December 31,
	2009	2008
NET REVENUE	$–	$–
Administrative expenses	(34,538)	–
Merger expenses	–	(2,068,326)
Income tax	–	–
Equity in income of subsidiaries	7,776,254	5,787,375
Net income	$7,741,716	$3,719,049

Condensed Statement of Cash Flows
	Year ended December 31,
	2009	2008
Net cash used in operating activities	$(34,538)	$–
Net cash used in investing activities	(2,465,462)	(427,449)
Net cash provided by financing activities	2,500,000	427,449
Cash, beginning of year	–	–
Cash, end of year	$–	$–