Form 10-Q
period 2010-03-31
Nutrastar International Inc.
filed 2010-05-14
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-52899

NUTRASTAR INTERNATIONAL INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	80-0264950
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
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

Yes ☒           No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes___ No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐           No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2010 is as follows:

Class of Securities	Shares Outstanding
Common stock, $0.001 par value	14,332,731

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,289,425	$20,115,677
Accounts receivable, net	367,966	215,486
Inventories	538,700	616,073
Prepayments and other receivables	10,971	251,235
Total current assets	24,207,062	21,198,471
OTHER ASSETS
Intangible assets, net	2,638,241	2,747,402
Property, plant and equipment, net	10,261,227	10,396,507
Total assets	$37,106,530	$34,342,380
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$55,599	$863
Other payables and accruals	430,056	453,504
Payable for intangible asset	878,953	878,709
Income tax payable	277,183	319,873
Due to related parties	49,807	49,794
Acquisition payable	8,736,833	8,736,833
Total current liabilities	10,428,431	10,439,576
Total liabilities	10,428,431	10,439,576
COMMITMENTS AND CONTINGENCIES (Note 20)
SHAREHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, none shares issued and outstanding	-	-
Common stock, $0.001 par value, 190,000,000 shares authorized, 14,312,731 and 14,297,731 shares issued and outstanding	14,313	14,298
Additional paid-in capital	4,761,251	4,715,891
Statutory reserves	1,344,401	1,341,687
Retained earnings	19,576,360	16,858,012
Accumulated other comprehensive income	981,774	972,916
Total shareholders' equity	26,678,099	23,902,804
Total liabilities and shareholders' equity	$37,106,530	$34,342,380

See accompanying notes to condensed consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months Ended
	March 31,
	2010	2009
NET REVENUE	$4,768,395	$4,642,724
Cost of sales	(1,056,515)	(1,755,704)
GROSS PROFIT	3,711,880	2,887,020
Selling expenses	(171,718)	(111,532)
General and administrative expenses	(429,786)	(303,525)
Income from operations	3,110,376	2,471,963
Other income:
Interest income	33,077	12,746
Exchange gain, net	429	1,600
Other, net	-	152
Total other income	33,506	14,498
Income before income taxes	3,143,882	2,486,461
Provision for income taxes	(422,820)	(316,192)
NET INCOME	2,721,062	2,170,269
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	8,858	(4,311)
COMPREHENSIVE INCOME	$2,729,920	$2,165,958
Earnings per share
Basic	$0.19	$0.17
Diluted	$0.19	$0.17
Weighted average number of shares outstanding
Basic	14,312,731	12,800,000
Diluted	14,402,412	12,800,000

See accompanying notes to condensed consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(AMOUNTS EXPRESSED IN US DOLLAR)

						Accumulated
	Common Stock		Additional			Other
	Number of		Paid-in	Statutory	Retained	Comprehensive
	shares	Amount	Capital	Reserves	Earnings	Income	Total
Balance at January 1, 2010 (Audited)	14,297,731	$14,298	$4,715,891	$1,341,687	$16,858,012	$972,916	$23,902,804
Net income	-			-	2,721,062		2,721,062
Foreign currency translation adjustment	-			-		8,858	8,858
Appropriation of statutory reserves	-			2,714	(2,714)		-
Share-based payment	15,000	15	45,360	-			45,375
Balance at March 31, 2010 (Unaudited)	14,312,731	$14,313	$4,761,251	$1,344,401	$19,576,360	$981,774	$26,678,099

See accompanying notes to condensed consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,721,062	$2,170,269
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	252,892	252,527
Share-based compensation expense	45,375	-
(Increase) decrease in assets:
Accounts receivable	(152,407)	(142,354)
Prepayments and other receivables	240,313	3,862
Inventories	77,538	597,554
Increase (decrease) in liabilities:
Accounts payable	54,730	9,745
Other payables and accruals	(23,572)	(140,586)
Income tax payable	(42,775)	20,662
Due to related parties	-	2,250
Net cash provided by operating activities	3,173,156	2,773,929
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,816)	-
Net cash used in investing activities	(4,816)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of acquisition payable	-	(50,269)
Advance from related party	-	61,588
Repayment to related party	(428)	-
Net cash provided by (used in) financing activities	(428)	11,319
Foreign currency translation adjustment	5,836	(3,424)
INCREASE IN CASH AND CASH EQUIVALENTS	3,173,748	2,781,824
CASH AND CASH EQUIVALENTS, at the beginning of the period	20,115,677	9,198,243
CASH AND CASH EQUIVALENTS, at the end of the period	$23,289,425	$11,980,067
NON-CASH TRANSACTIONS
Share-based payments to officer under equity incentive plan	$45,375	$-
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for income taxes	$356,550	$356,091
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1         DESCRIPTION OF BUSINESS AND ORGANIZATION

Nutrastar International, Inc. (“Nutrastar” or the “Company”) was incorporated in the State of Nevada on December 22, 2002. On December 23, 2008, the Company completed a reverse acquisition with New Zealand WAYNE’S New Resources Development Co., Ltd. (“New Resources”). As a result of the reverse acquisition with New Resources, the Company is no longer a shell company and active business operations have been revived. Nutrastar together with its subsidiaries are referred to as the “Company”.

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

On January 11, 2010, the Company, filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada, pursuant to which the Company further changed its name from "Shuaiyi International New Resources Development Inc." to "Nutrastar International Inc.".

As of March 31, 2010, details of the subsidiaries of the Company are as follows:

	Domicile and		Percentage
	date of		of effective
Subsidiaries’ names	incorporation	Paid-up capital	ownership	Principal activities
New Zealand WAYNE’S	British Virgin	$50,000	100%	Holding company of the
New Resources	Islands			other subsidiaries
Development Co., Ltd	March 13, 2008
(“New Resources”)
Heilongjiang Shuaiyi New	People’s Republic	RMB60,000,000	100%	Principally engaged in
Energy Development	of China (“PRC”)			investment holding
Co., Ltd (“Heilongjiang	July 11, 2006
Shuaiyi”)
Daqing Shuaiyi Biomass	PRC	RMB10,000,000	100%	Growing and sales of
Technology Co., Ltd.	August 8, 2005			Chinese Golden Grass,
(“Daqing Shuaiyi”)				which is widely used for
Chinese medicine
Harbin Shuaiyi Green and	PRC	RMB1,500,000	100%	Sales of agricultural
Specialty Food Trading	May 18, 2001			products
LLP. (“Harbin Shuaiyi”)

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2         SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation

These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

These condensed consolidated financial statements include the financial statements of Nutrastar and its subsidiaries. All significant inter-company balances or transactions have been eliminated on consolidation.

Reclassification

Certain prior period balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported financial position, results of operations or cash flows.

Research and development costs

Research and development costs are expensed as incurred. For the three months ended March 31, 2010 and 2009, research and development costs were $8,789 and $8,777, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. The total amount of advertising costs charged to selling, general and administrative expense were $21,692 and $1,097 for the three months ended March 31, 2010 and 2009, respectively.

Shipping and handling costs

Costs of shipping and handling of products to customers are included in selling, general and administrative expense. Shipping and handling costs for the three months ended March 31, 2010 and 2009 were insignificant.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2         SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency

The Company uses the United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The PRC subsidiaries within the Company maintain their books and records in their functional currency, Chinese Renminbi (“RMB”), being the lawful currency in the PRC. Assets and liabilities of the PRC subsidiaries are translated from RMB into US Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statement of operations are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:-

	March 31, 2010	December 31, 2009
Balance sheet items, except for equity accounts	US$1=RMB 6.8263	US$1=RMB6.8282

Three months ended March 31,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB 6.8269	US$1=RMB6.8357

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the above rates. The value of RMB against U.S. dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s results and financial position in terms of U.S. dollar reporting.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3         RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2010, the Company adopted the provisions in ASU 2009-17, “Consolidation (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The adoption of the provisions in ASU 2009-17 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted ASU 2010-01, “Equity (ASC Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and ASC Topic 260. The adoption of the provisions in ASU 2010-01 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. The adoption of the provisions in ASU 2010-06 did not have an impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

NOTE 4         FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level one —	Quoted market prices in active markets for identical assets or liabilities;
Level two —	Inputs other than level one inputs that are either directly or indirectly observable; and
Level three —	Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2010 or December 31, 2009.

The carrying values of cash and cash equivalents, trade and other receivables and payables approximate their fair values due to the short maturities of these instruments.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5         ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)
Accounts receivable	$367,966	$215,486
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$367,966	$215,486

NOTE 6         INVENTORIES

Inventories by major categories are summarized as follows:

	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)
Raw materials	$161,660	$183,934
Work in progress	195,701	294,983
Finished goods	181,339	137,156
Total	$538,700	$616,073

NOTE 7         PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)
Prepayments	$2,035	$12,812
Other receivables, net of $nil allowance	8,936	238,423
	$10,971	$251,235

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8         INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)
Computer software, cost	$1,455	$1,454
Exclusive right to use a secret process, cost	4,396,533	4,395,309
Less: Accumulated amortization	(1,759,747)	(1,649,361)
	$2,638,241	$2,747,402

In April 2006, the Company purchased from a third party a ten-year exclusive right to use a secret process and method in the cultivation and growing of Chinese Golden Grass, which is widely used for Chinese medicine, for a cash consideration of RMB30,000,000, payable over five years. The exclusive right is amortized over its term of ten years using the straight-line method.

Amortization expenses for the three months ended March 31, 2010 and 2009 were $109,915 and $109,774, respectively.

NOTE 9         PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)
Cost:
Buildings	$11,675,653	$11,672,404
Office equipment	20,085	15,264
Machinery	128,321	128,286
Motor vehicles	54,857	54,842
Total cost	11,878,916	11,870,796
Less: Accumulated depreciation	(1,617,689)	(1,474,289)
Net book value	$10,261,227	$10,396,507

Depreciation expenses for the three months ended March 31, 2010 and 2009 were $142,977 and $142,753, respectively

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10         OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)
Accrued staff costs	$418,952	$370,395
Advance from customer	3,983	-
Other taxes payable	1,962	25,030
Other payables	5,159	58,079
	$430,056	$453,504

NOTE 11         PAYABLE FOR INTANGIBLES

As described in Note 8, the Company purchased an exclusive right from an independent party for a secret process and method for a stated value of RMB30,000,000 payable over 5 years from the date of purchase. The agreement provides that all payments by the Company for the secret process and method will be refundable if the secret process and method proves ineffective. Under ASC Subtopic 835-30, “Imputation of Interest” (formerly APB 21, “Interest on Receivables and Payables”), the payable for intangibles are stated without imputed interest as the noninterest factor fairly represents the warranty for performance.

The following table presents the amounts payable for the next five years and thereafter:

(Unaudited)
Reminder of year ending December 31, 2010	$878,953
2011 and thereafter	-
Total	878,953
Current portion	878,953
Non-current portion	$-

NOTE 12         ACQUISITION PAYABLE

The acquisition payable represents the transfer price of RMB60,000,000, equivalent to USD 8,736,833, payable by New Resources for the acquisition of 100% equity interest in Heilongjiang Shuaiyi, as further discussed in Note 20, the acquisition payable is due for payment in full on or before June 30, 2010 by New Resources to the Shuaiyi Founders who are also shareholders of the Company. See Note 18(b).

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13         STATUTORY RESERVES

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

NOTE 14         COMMON STOCK PURCHASE WARRANTS

Warrants issued and outstanding at March 31, 2010, and changes during the three months then ended, are as follows:

		Weighted	Average
	Number of	Average	Remaining
	underlying	Exercise	Contractual Life
	shares	Price	(years)
Outstanding at December 31, 2009	500,000	$3.63	2.96
Granted	-	-
Forfeited	-
Exercised	-	-
Outstanding at March 31, 2010 (Unaudited)	500,000	$3.63	2.71
Exercisable at March 31, 2010 (Unaudited)	500,000	$3.63	2.71

NOTE 15         SHARE-BASED COMPENSATION

On January 1, 2010, the Company entered into a stock option agreement with Mr. Daniel K. Lee (“Mr. Lee”), the Chief Financial Officer of the Company, under the Company’s 2009 Equity Incentive Plan. Pursuant to the terms of the Stock Option Agreement, Mr. Lee was granted options (the "Options") to purchase an aggregate 250,000 shares of common stock of the Company, among which, an option to purchase 100,000 shares will be vested in 2011 with an exercise price of $7.00 per share, an option to purchase 100,000 shares will be vested in 2012 with an exercise price of $10.00 per share and an option to purchase 50,000 shares will be vested in 2013 with an exercise price of $10.00 per share. Each of the Options expires three years after its respective vesting date.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15         SHARE-BASED COMPENSATION (continued)

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

On May 5, 2010, Mr. Lee resigned as the Chief Financial Officer and Treasurer of the Company, effectively immediately.

No expense has been recognized related to the Options which were forfeited because the requisite service for the Options has not been rendered.

On January 1, 2010, the Company also entered into a restricted shares grant agreement (the "Restricted Shares Grant Agreement") under the Company’s 2009 Equity Incentive Plan with Mr. Lee. Pursuant to the terms of the Restricted Shares Grant Agreement, the Company granted to Mr. Lee 140,000 restricted shares of the Company’s common stock subject to the vesting schedule therein. If Mr. Lee’s service with the Company ceases for any reason other than Mr. Lee’s (a) death, (b) Disability, (c) Retirement, or (d) termination by the Company without cause, any nonvested restricted shares will be automatically forfeited to the Company.

The Restricted Share vests under the following schedule:

Number of Shares	Vesting Date
15,000	January 1, 2010
20,000	April 1, 2010
35,000	July 1, 2010
35,000	January 1, 2011
35,000	July 1, 2011

As a result of the resignation of Mr. Lee, his employment agreement with the Company, dated November 16, 2009, the stock option agreement with the Company, dated January 1, 2010, and the restricted shares grant agreement with the Company, dated January 1, 2010 were terminated, effective on May 5, 2010. In addition, upon his resignation, the unvested 105,000 restricted shares and the unvested options to purchase 250,000 shares of the Company's common stock granted to Mr. Lee were cancelled.

The Company recognizes compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award, provided that the compensation cost recognized at any date must at least equal the portion of the grant-date value of the award that is vested at that date. No compensation cost is recognized for instruments that employees forfeit because a service condition or a performance condition is not satisfied.

Accordingly, the Company recognized a compensation expense of $45,375, related to the restricted shares granted to Mr. Lee, which vested before his resignation, for the three months ended March 31, 2010, based on the estimated grant-date fair value of $3.025 of the Company’s common stock.

Before January 1, 2010, the Company’s common stock had scarcely been traded. The Company has determined the fair value of its common stock as of January 1, 2010 based on the volume weighted average of the fair value of the Company’s common stock issued in the private placement of shares and warrants to unaffiliated investors on December 17, 2009 and the closing prices of Company’s common stock traded during January 2010.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16         EARNINGS PER SHARE

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	For the Three months ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Income available to common stockholders:
- Basic	$2,721,062	$2,170,269
- Diluted	$2,721,062	$2,170,269
Weighted average number of shares:
- Basic	14,312,731	12,800,000
- Effect of dilutive warrants and options	89,681	-
- Diluted	14,402,412	12,800,000
Net income per share
- Basic	$0.19	$0.17
- Diluted	$0.19	$0.17

As discussed in Note 1, the Company effected a 1-for-114.59 Reverse Split of its common stock. The weighted average number of shares for the purposes of calculating the earnings per share has been retroactively adjusted as if the Reverse Split took effect as of the beginning of the earliest period presented.

NOTE 17         INCOME TAXES

The Company’s income tax expense consisted of:

	For the Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Current income tax – PRC	$422,820	$316,192
Deferred	-	-
Income tax expenses	$422,820	$316,192
The Company had deferred tax assets as follows:
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Net operating losses carried forward	$370,639	$355,212
Less: Valuation allowance	(370,639)	(355,212)
Net deferred tax assets	$-	$-

As of March 31, 2010 and December 31, 2009, the Company did not have any other significant temporary differences and carry forwards that may result in deferred tax.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18         RELATED PARTY TRANSACTIONS

(a) Due to related parties
	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)
Due to Ms. Lianyun Han, Chairperson, CEO and President of the Company	$49,807	$49,794

The amount due to Ms. Lianyun Han was non-interest bearing, unsecured and without fixed repayment date.

(b)     Acquisition payable

The acquisition payable arose from the Equity Transfer Agreement which formed part of the restructuring of Heilongjiang Shuaiyi in July 2008, pursuant to which New Resources acquired 100% equity interest in Heilongjiang Shuaiyi from Ms. Lianyun Han, Chairperson, CEO and President of the Company, and other individual shareholders (collectively the “Shuaiyi Founders”).

As part of the restructuring plan, Heilongjiang Shuaiyi entered into separate loan agreements dated December 8, 2008, as amended on February 12, 2009, and promissory notes with the Shuaiyi Founders, pursuant to which, the Shuaiyi Founders have agreed to lend to Heilongjiang Shuaiyi a loan in the aggregate amount of RMB60,000,000 (approximately $8.8 million, “Subordinated Loan”). The amount of the Subordinated Loan exactly equals to the transfer price payable to the Shuaiyi Founders by New Resources for the acquisition of Heilongjiang Shuaiyi in compliance with regulatory requirements of the PRC. The Subordinated Loan ranks behind all other debts of Heilongjiang Shuaiyi, bears no interest and is only repayable after 10 years, in successive equal yearly payments beginning on the tenth anniversary of the Notes, December 8, 2018, and within the first month of each year thereafter. The final payment will be due on January 1, 2028.

According to the PRC rules and regulations, New Resources is required to settle the transfer price for acquisition of Heilongjiang Shuaiyi by way of remittance of the RMB60,000,000 to Shuaiyi Founders within three months from the issue of the new business license. However, New Resources has obtained the approval of the relevant business bureau for the extension of the time to one year until December 1, 2009. On January 4, 2010, the relevant PRC regulatory agency further extended the payment due date to June 30, 2010. As of March 31, 2020, New Resources had only paid $50,269 of the transfer price and, accordingly, the corresponding Subordinated Loan has not been drawn yet.

The acquisition payable due to the Shuaiyi Founders comprised:

	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)
Ms. Lianyun Han, Chairperson, CEO and President of the Company	$5,951,326	$5,951,326
Ms. Nana Jiang, director of the Company	278,551	278,551
Mr. Chunming Zhang , director of the Company	351,484	351,484
Mr. Weihan Zhang, director of a subsidiary of the Company and the son of Ms. Lianyun Han	439,354	439,354
Family members of Ms. Lianyun Han	878,708	878,708
Other Shuaiyi Founders	837,410	837,410
Total	$8,736,833	$8,736,833

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18         RELATED PARTY TRANSACTIONS (continued)

(c)     Purchase of goods

For the three months ended March 31, 2010 and 2009, the Company purchased rice amounting to $nil and $395,702, respectively, from Heilongjiang Shuaiyi Technology Development Co., Ltd. (“Shuaiyi Technology”). Shuaiyi Technology and the Company are under common control and management.

(d)     Lease of land

For the three months ended March 31, 2010 and 2009, the Company paid rental expense of $2,252 and $2,249 for land to Shuaiyi Technology.

NOTE 19         CONCENTRATION OF CREDIT RISK

As of March 31, 2010 and December 31, 2009, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts

For the three months ended March 31, 2010 and 2009, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of March 31, 2010 and December 31, 2009 also arose in the PRC.

Except for one customer who accounted for 41.4% of the Company’s revenue for the three months ended March 31, 2010, there was no other single customer who accounted for more than 10% of the Company’s revenue for the three months ended March 31, 2010 or 2009.

As of March 31, 2010, five customers accounted for 24%, 21%, 14%, 12% and 10% of total accounts receivable of the Company. As of December 31, 2009, five customers accounted for 18%, 13%, 12%, 12% and 12% of accounts receivable of the Company. Except as disclosed, no other customer accounted for 10% or more of the Company’s accounts receivable as of March 31, 2010 or December 31, 2009.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 20 COMMITMENTS AND CONTINGENCIES

(a)     Operating leases

The Company has entered into tenancy agreements for the leases of exhibition hall and land with a third party and a related company, Shuaiyi Technology (see Note 18(d)), respectively, for the purposes of the operation of its subsidiaries. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of March 31, 2010 are as follows:

(Unaudited)
Remainder of fiscal year ending December 31, 2010	$26,824
Fiscal year ending December 31, 2011	9,008
Fiscal year ending December 31, 2012	9,008
Fiscal year ending December 31, 2013	9,008
Fiscal year ending December 31, 2014	9,008
Thereafter	117,110
Total	$179,966

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 21         SEGMENT INFORMATION

The Company operates in two business segments identified by product, “Chinese Golden Grass” and “other agricultural products”. The Chinese Caterpillar Fungus segment consists of the growing and sales of Chinese Golden Grass, which business is conducted through the Company’s subsidiary, Daqing Shuaiyi. The other agricultural products segment consists of the sales of rice, flour and silage corn etc, agricultural products which business is mainly conducted through the Company’s subsidiary, Harbin Shuaiyi.

Throughout the three months ended March 31, 2010 and 2009, all of the Company’s operations were carried out in one geographical segment - China.

The Company’s segment revenue and results for the three months ended March 31, 2010 and 2009 are as follows:

	Chinese	Other
	Golden	Agricultural	Corporate
Three months ended March 31, 2010	Grass	Products	unallocated		Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)		(Unaudited)
Segment revenue from external customers	$4,265,043	$503,352	$-		$4,768,395
Segment profit (loss)	$3,300,048	$48,253	$(204,419)		$3,143,882
Income before income taxes					$3,143,882
Other segment information:
Depreciation and amortization	$250,463	$1,460	$969		$252,892
Expenditure for segment assets	$4,526	$-	$290		$4,816

	Chinese	Other
	Golden	Agricultural	Corporate
Three months ended March 31, 2009	Grass	Products	unallocated		Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)		(Unaudited)
Segment revenue from external customers	$2,900,846	$1,741,878	$-		$4,642,724
Segment profit (loss)	$2,080,125	$485,220	$(78,884)		$2,486,461
Income before income taxes					$2,486,461
Other segment information:
Depreciation and amortization	$249,877	$1,963	$687		$252,527
Expenditure for segment assets	$-	$-	$-	$

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of the Quarter Report and our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

Our primary product is Chinese Golden Grass, which is developed from Cordyceps Militaris. Cordyceps Militaris is a species of parasitic fungus that is typically found in north-eastern mountainous China. It is a precious ingredient in traditional Chinese medicine, as Cordyceps Militaris is widely believed in China to offer high medical and health benefits by nourishing the yin, boosting the yang, and invigorating the meridians of the lungs and kidneys. Through several years of laboratory tests, we developed the technology to commercially grow and produce Cordyceps Militaris in 2006. We generated 89.44% and 62.49% of our revenues from Chinese Golden Grass for the three months ended March 31, 2010 and 2009, respectively. We believe that we own 19% of the market share in the cultivated Chinese Golden Grass industry. We plan to continue to focus on Chinese Golden Grass, which is our fastest growing product line with the greatest market demand and a significantly high profit margin.

We also sell organic and specialty food products through our subsidiary, Harbin Shuaiyi, which was formed in 2001. After years of development, we believe that we have become the largest wholesale distributor of organic and specialty food in Heilongjiang Province, China.

First Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the first quarter of 2010, which resulted in continued growth in our revenues and net income.

The following are some financial highlights for the first quarter of 2010:

  Revenues: Our revenues were approximately $4.77 million for the first quarter of 2010, an increase of 2.7% from the same quarter of last year.

  Gross Margin: Gross margin was 77.9% for the first quarter of 2010, as compared to 62.2% for the same period in 2009.

  Operating Profit: Operating profit was approximately $3.11 million for the first quarter of 2010, an increase of 25.9% from $2.47 million of the same period last year.

  Net Income: Net income was approximately $2.72 million for the first quarter of 2010, an increase of 25.3% from the same period of last year.

  Fully diluted earnings per share was $0.19 for the first quarter of 2010.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues
Revenues	4,768	100%	4,643	100%
Cost of goods sold	(1,056)	22.1%	(1,756)	37.8%
Gross Profit	3,712	77.9%	2,887	62.2%
Selling expenses	(172)	3.6%	(112)	2.4%
General and administrative expenses	(430)	9%	(303)	6.5%
Income from operations	3,110	65.2%	2,472	53.2%
Other income and (expenses)
Interest income	33	0.69%	12	0.3%
Other income			0.15	0.003%
Exchange gain	0.43	0.01%	1	0.02%
Income before income tax	3,144	65.9%	2,486	53.5%
Provision for income tax	(423)	8.9%	(316)	6.8%
Net income	2,721	57.1%	2,170	46.7%

Revenues. Revenues increased approximately $0.13 million, or 2.7%, to approximately $4.77 million for the three months ended March 31, 2010, from approximately $4.64 million for the same period in 2009. This increase was mainly attributable to the increase of our sales of our core product, Chinese Golden Grass, driven by the continued increase in market demand for our products as well as the sales of our small package Chinese Golden Grass products. In addition, we increased our selling prices for our packaged Chinese Golden Grass products.

Our business operations can be categorized into two segments based on the type of products we manufacture and sell, specifically (i) Chinese Golden Grass, and (ii) other agricultural products. The following table shows the different segments comprising our total sales revenue:

Sales Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31,		Percent
	2010	2009	Change
Components of Sales Revenue
Chinese Golden Grass	$4,265	$2,901	47.02%
Other agricultural products	503	1,742	(71.13%	)
Total revenues	$4,768	$4,643	2.69%

Cost of Goods Sold. Our cost of goods sold decreased by $699,189, or 39.8%, to approximately $1.06 million for the three months ended March 31, 2010 from approximately $1.76 million during the same period in 2009. This decrease was mainly due to improved production process and economy of scale. As a percentage of revenues, the cost of goods sold decreased to 22.1% for the three months ended March 31, 2010 from 37.8% in 2009. Such decrease of cost of goods sold as a percentage of sales was mainly attributable to the fact that the increase of sales volume of small package products with higher unit selling price. Because the gross margin of small package products is higher than big package products, the percentage of cost of sales to total sales revenue decreased in the first quarter of 2010.

Gross Profit. Our gross profit increased by approximately $0.82 million, or 28.4%, to approximately $3.71 million for the three months ended March 31, 2010 from approximately $2.89 million during the same period in 2009. Gross profit as a percentage of revenues, or gross margin, was 77.9% for the three months ended March 31, 2010, an increase of 15.6% from 62.2% during the same period in 2009. Such percentage increase was mainly due to continued product mix shift towards Chinese Golden Grass and the increased sales of our higher margin small package Chinese Golden Grass products.

Selling Expenses . Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, and other sales related costs. Selling expenses increased approximately $0.06 million, or 54.5%, to approximately $0.17 million for the three months ended March 31, 2010 from approximately $0.11 million during the same period in 2009. As a percentage of revenues, selling expenses increased to 3.6% for the three months ended March 31, 2010 from 2.4% for the same period in 2009. The increase in the amount and percentage of selling expenses was mainly attributable to the increase of salaries and travelling expenses of our sales representatives and more marketing activities to promote our products.

General and Administrative Expenses . General and administrative expenses increased approximately $0.13 million, or 42.9%, to approximately $0.43 million for the three months ended March 31, 2010 from approximately $0.30 million for the same period in 2009. As a percentage of revenues, general and administrative expenses increased to 9% for the three months ended March 31, 2010 from 6.5% for the same period in 2009. The increase in the amount and percentage of general and administrative expenses was mainly attributable to the increase of services expenses associated with legal and audit fees.

Income Before Income Tax . Income before income tax increased approximately $0.65 million, or 26.1%, to approximately $3.14 million during the three months ended March 31, 2010 from approximately $2.49 million during the same period in 2009. As a percentage of revenues, income before income tax increased to 65.9% during the three months ended March 31, 2010 from 53.5% during the same period in 2009. The increase of income before income tax is mainly attributable to the increase in our gross profit as a result of the increase in our sales..

Income Taxes. Nutrastar International Inc. is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Nutrastar International Inc. had no income taxable in the United States. New Resources was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes. Our PRC subsidiaries are subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing rules, both of which became effective on January 1, 2008.

Under the EIT, newly established high-technology enterprises, such as our subsidiary Daqing Shuaiyi, are entitled to a three-year 50% tax reduction. Daqing Shuaiyi has been subject to a 12.5% income tax rate since 2008 and Harbin Shuaiyi was subject to a tax rate of 25% in 2009 and is subject to a tax rate of 25% in 2010.

Income tax increased approximately $0.1 million to approximately $0.42 million for the three months ended March 31, 2010 from approximately $0.32 million for the same period in 2009. We paid more tax in 2010 because of the increase in sales and taxable income.

Net Income . Net income increased by approximately $0.55 million, or 25.3% to approximately $2.72 million for the three months ended March 31, 2010 from approximately $2.17 million for the same period of 2009, as a result of the factors described above.

Business Segment Information

Our business operations can be categorized into two segments based on the type of products we manufacture and sell, specifically (i) Chinese Golden Grass, and (ii) other agricultural products.

For the three months ended March 31, 2010, our sales revenue from our Chinese Golden Grass was approximately $4.27 million, and our sales revenue from our other agricultural products was approximately $0.5 million.

We grow and sell our Chinese Golden Grass through our subsidiary, Daqing Shuaiyi. Our subsidiary, Harbin Shuaiyi is mainly engaged in the business of selling our other agricultural products.

Additional information regarding our products can be found at Note 21 in our unaudited consolidated financial statements contained under Part I, Item I “FINANCIAL STATEMENTS” above.

Liquidity and Capital Resources

General

As of March 31, 2010, we had cash and cash equivalents (excluding restricted cash) of approximately $23.29 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$3,173	$2,774
Net cash (used in) investing activities	(5)	(0)
Net cash provided by (used in) financing activities	(0.4)	11
Net cash flow	3,174	2,782

Operating Activities

Net cash provided by operating activities was approximately $3.17 million for the three-month period ended March 31, 2010, which is an increase of approximately $0.39 million from approximately $2.78 million net cash provided by operating activities for the same period of 2009. The increase of the cash provided by operating activities was mainly attributable to increased sales.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash used in investing activities for the three-month period ended March 31, 2010 was approximately $0.005 million, while we did not have net cash used in investing activities for the same period in 2009. The increase of the cash used in investing activities was mainly due to increase the investment in payments for the acquisition of property, plant and equipment.

Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2010 was approximately $0.0004 million, which is a decrease of approximately $0.0106 million from approximately $0.011 million net cash provided by operating activities for the same period of 2009.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the most significant judgments and estimates in the preparation of financial statements, including the following:

  Accounts Receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

  Inventories. Inventories are stated at the lower of cost, determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The management will write down the inventories to market value if it is below cost. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required.

  Impairment. The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups.

  Property, plant and equipment. The carrying value of property, plant and equipment is assessed annually and when factors indicating impairment is present, the carrying value of the property, plant and equipment is reduced by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

  Intangible assets. The Company’s intangible assets include a ten-year exclusive right to use a secret process and computer software. The Company accounts for its intangible assets pursuant to FASB ASC Subtopic 350-30, “General Intangibles Other Than Goodwill”. Under ASC 350-30-35, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology.

  Revenue Recognition. Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales revenue is recognized net of value added and sales related taxes, sales discounts and returns at the time when the merchandise is delivered to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not made allowance for estimated sales returns.

  Foreign currency translation. The Company uses the United States dollars (“US Dollar” or “US$” or “$”) for financial reporting purposes. The PRC subsidiaries within the Company maintains the books and records in their functional currency, Chinese Renminbi (“RMB”), being the lawful currency in the PRC. Assets and liabilities of the PRC subsidiaries are translated from RMB into US Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statement of operations are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income. The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China. The value of RMB against U.S. dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s results and financial position in terms of U.S. dollar reporting.

  Stock-based Compensation. The Company accounts for share-based compensation awards to employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period. The Company accounts for share-based compensation awards to non-employees in accordance with FASB ASC Topic 718 and FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-employees”. Under FASB ASC Topic 718 and FASB ASC Subtopic 505-50, stock compensation granted to non-employees has been determined as the fair value of the consideration received or the fair value of equity instrument issued, whichever is more reliably measured and is recognized as expenses as the goods or services are received.

New accounting pronouncements

Effective January 1, 2010, the Company adopted the provisions in ASU 2009-17, “Consolidation (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The adoption of the provisions in ASU 2009-17 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted ASU 2010-01, “Equity (ASC Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and ASC Topic 260. The adoption of the provisions in ASU 2010-01 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. The adoption of the provisions in ASU 2010-06 did not have an impact on the Company’s consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and interim chief financial officer, Ms. Lianyun Han and Ms. Xue Wang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Lianyun Han and Ms. Xue Wang concluded that as of March 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended March 31, 2010 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBITS
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

DATED: May 14, 2010

NUTRASTAR INTERNATIONAL INC.

By: /s/ Lianyun Han
Lianyun Han
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Xue Wang
Xue Wang
Interim Chief Financial Officer
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