Form 10-Q
period 2010-06-30
Nutrastar International Inc.
filed 2010-08-16
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Yes [   ]      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]    No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2010 is as follows:

Class of Securities	Shares Outstanding
Common stock, $0.001 par value	14,332,731

i

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	June 30	December 31
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,262,243	$20,115,677
Restricted cash	350,000	-
Accounts receivable	279,564	215,486
Inventories	704,502	616,073
Due from related party	51,000	-
Prepayments and other receivables	209,733	251,235
Total current assets	33,857,042	21,198,471
OTHER ASSETS
Intangible assets, net	2,541,496	2,747,402
Property, plant and equipment, net	10,174,213	10,396,507

Total assets	$46,572,751	$34,342,380

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$55,214	$863
Other payables and accruals	380,184	453,504
Payable for intangible assets	883,535	878,709
Income tax payable	241,032	319,873
Due to related parties	551,665	49,794
Preferred stock dividend payable	13,748	-
Acquisition payable	8,784,821	8,736,833
Total current liabilities	10,910,199	10,439,576
Warrants liabilities	1,006,279	-

Total liabilities	11,916,478	10,439,576

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 197,706 shares and none shares issued and outstanding, respectively; aggregate liquidation preference amount: $5,535,768 and $nil, plus accrued but unpaid dividend of $13,748 and $nil, at June 30, 2010 and December 31, 2009, respectively	4,554,406	-
Common stock, $0.001 par value, 190,000,000 shares authorized, 14,332,731 and 14,297,731 shares issued and outstanding	14,333	14,298
Additional paid-in capital	6,356,116	4,715,891
Statutory reserves	1,345,894	1,341,687
Retained earnings	21,234,521	16,858,012
Accumulated other comprehensive income	1,151,003	972,916
Total shareholders' equity	34,656,273	23,902,804

Total liabilities and shareholders' equity	$46,572,751	$34,342,380

See accompanying notes to condensed consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Revenue	$5,458,152	$3,339,762	$10,226,547	$7,983,039

Cost of goods sold	(888,415)	(1,183,805)	(1,944,930)	(2,939,751)

Gross profit	4,569,737	2,155,957	8,281,617	5,043,288

Selling expenses	(233,310)	(81,574)	(405,028)	(193,119)
General and administrative expenses	(547,331)	(354,696)	(977,117)	(658,211)

Income from operations	3,789,096	1,719,687	6,899,472	4,191,958

Other income (expenses):
Interest income	33,719	39,849	66,796	52,584
Exchange loss	(15,698)	(5,109)	(15,269)	(3,509)
Change in fair value of warrants	131,088	-	131,088	-
Other	-	-	-	152
Total other income (expenses)	149,109	34,740	182,615	49,227

Income before income tax	3,938,205	1,754,427	7,082,087	4,241,185

Provision for income tax	(522,564)	(254,620)	(945,384)	(570,838)

Net income	3,415,641	1,499,807	6,136,703	3,670,347

Other comprehensive income:
Foreign currency translation adjustment	169,229	13,628	178,087	9,317

Total comprehensive income	$3,584,870	$1,513,435	$6,314,790	$3,679,664

Earnings per share:
Basic	$0.12	$0.12	$0.31 $	0.29
Diluted	$0.12	$0.12	$0.30 $	0.29

Weighted average number of shares outstanding:
Basic	14,332,731	12,874,654	14,322,786	12,836,405
Diluted	14,342,168	12,874,654	14,445,374	12,836,405

See accompanying notes to condensed consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(AMOUNTS EXPRESSED IN US DOLLARS)

								Accumulated
	Preferred Stock		Common Stock		Additional			Other
	Number		Number		Paid-in	Statutory	Retained	Comprehensive
	of Shares	Amount	of Shares	Amount	Capital	Reserves	Earnings	Income	Total

Balance at January 1, 2010	-	$-	14,297,731	$14,298	$4,715,891	$1,341,687	$16,858,012	$972,916	$23,902,804

Net income	-	-	-	-	-	-	6,136,703	-	6,136,703

Foreign currency translation adjustment	-	-	-	-	-	-	-	178,087	178,087

Issue preferred stock and warrants	197,706	4,554,406	-	-	-	-	-	-	4,554,406
Beneficial conversion feature of convertible preferred stock	-	-	-	-	1,742,239	-	-	-	1,742,239
Amortization of preferred stock discount resulting from accounting for a beneficial conversion feature, deemed analogous to a dividend	-	-	-	-	-	-	(1,742,239)	-	(1,742,239)
Fair value of placement agent warrant liabilities	-	-	-	-	(45,493)	-	-	-	(45,493)
Issuance fees and
costs	-	-	-	-	(162,361)	-	-	-	(162,361)
Preferred stock dividend	-	-	-	-	-	-	(13,748)	-	(13,748)
Appropriation of statutory reserves	-	-	-	-	-	4,207	(4,207)	-	-
Share-based payment	-	-	35,000	35	105,840	-	-	-	105,875

At June 30, 2010 (Unaudited)	197,706	$4,554,406	14,332,731	$14,333	$6,356,116	$1,345,894	$21,234,521	$1,151,003	$34,656,273

See accompanying notes to condensed consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Six Months
	Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,136,703	$3,670,347
Adjustments to reconcile net income to cash provided by operating activities:
Change in fair value of warrants	(131,088)	-
Share-based compensation expense	105,875	25,000
Depreciation and amortization	506,125	504,872
(Increase) decrease in assets:
Accounts receivable	(62,578)	(57,381)
Prepayments and other receivables	41,662	(4,625)
Inventories	(84,617)	543,706
Increase (decrease) in liabilities:
Accounts payable	54,073	15,950
Other payables and accruals	(75,431)	(60,928)
Income tax payable	(80,193)	14,991
Trade payable due to related parties	-	4,500
Net cash provided by operating activities	6,410,531	4,656,432

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(8,246)	-
Net cash used in investing activities	(8,246)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Private Placement	5,483,919	-
Increase in restricted cash	(350,000)	-
Repayment of acquisition payable	-	(50,269)
Advances from related parties	436,047	61,615
Net cash provided by financing activities	5,569,966	11,346

Foreign currency translation adjustment	174,315	7,749

INCREASE IN CASH AND CASH EQUIVALENTS	12,146,566	4,675,527

CASH AND CASH EQUIVALENTS, at the beginning of the period	20,115,677	9,198,243

CASH AND CASH EQUIVALENTS, at the end of the period	$32,262,243	$13,873,770

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Share-based payments to officer under equity incentive plan	$105,875	$25,000

SUPPLEMENTAL DISCLOSURE INFORMATION
Income taxes paid	$980,764	$592,947

See accompanying notes to condensed consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1        DESCRIPTION OF BUSINESS AND ORGANIZATION

Nutrastar International Inc. (“Nutrastar” or the “Company”) was incorporated in the State of Nevada on December 22, 2002. On December 23, 2008, the Company completed a reverse acquisition with New Zealand WAYNE’S New Resources Development Co., Ltd. (“New Resources”). As a result of the reverse acquisition with New Resources, the Company is no longer a shell company and active business operations have been revived. Nutrastar together with its subsidiaries are referred to as the “Company”.

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

As of June 30, 2010, details of the subsidiaries of the Company are as follows:

	Domicile and		Percentage
	date of		of effective
Subsidiaries’ names	incorporation	Paid-up capital	ownership	Principal activities

New Zealand WAYNE’S New Resources Development Co., Ltd (“New Resources”)	British Virgin Islands March 13, 2008	$50,000	100%	Holding company of the other subsidiaries

Heilongjiang Shuaiyi New Energy Development Co., Ltd (“Heilongjiang Shuaiyi”)	People’s Republic of China (“PRC”) July 11, 2006	RMB60,000,000	100%	Principally engaged in investment holding

Daqing Shuaiyi Biomass Technology Co., Ltd. (“Daqing Shuaiyi”)	PRC August 8, 2005	RMB10,000,000	100%	Growing and sales of Chinese Golden Grass, which is widely used for Chinese medicine

Harbin Shuaiyi Green and Specialty Food Trading LLP. (“Harbin Shuaiyi”)	PRC May 18, 2001	RMB1,500,000	100%	Sales of agricultural products

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2        BASIS OF PRESENTATION

These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The following (a) condensed consolidated balance sheet as of December 31, 2009, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2009.

These condensed consolidated financial statements include the financial statements of Nutrastar and its subsidiaries. All significant inter-company balances or transactions have been eliminated on consolidation.

Research and development costs

Research and development costs are expensed as incurred. For the six months ended June 30, 2010 and 2009, research and development costs were $29,977 and $18,139, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. The total amount of advertising costs charged to selling, general and administrative expense were $23,061 and $1,098 for the six months ended June 30, 2010 and 2009, respectively.

Shipping and handling costs

Costs of shipping and handling of products to customers are included in selling, general and administrative expense. Shipping and handling costs for the six months ended June 30, 2010 and 2009 were insignificant.

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

	June 30, 2010	December 31, 2009
Balance sheet items, except for equity accounts	US$1=RMB 6.7909	US$1=RMB6.8282
	Three months ended June 30,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB 6.8235	US$1=RMB 6.8299
	Six months ended June 30,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB 6.8252	US$1=RMB6.8328

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2        BASIS OF PRESENTATION (CONTINUED)

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

NOTE 3        RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncement

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

In February 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends the disclosure requirements related to subsequent events. This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows public companies to omit the disclosure of the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact the Company’s results of operations or financial position, but did require changes to the Company’s disclosures in its financial statements.

In April 2010, the FASB issued ASU No. 2010-13—Compensation—Stock Compensation (Topic 718), which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company expects that the adoption of the amendments in this Update will not have any significant impact on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	June 30,	December
				2010	31, 2009

Liabilities:
Derivative instruments – Warrants	$—	$1,006,279	$—	$1,006,279	$—
Total	$—	$1,006,279	$—	$1,006,279	$—

The carrying values of cash and cash equivalents, trade and other receivables and payables approximate their fair values due to the short maturities of these instruments.

There was no asset or liability measured at fair value on a non-recurring basis as of June 30, 2010 and December 31, 2009.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5        RESTRICTED CASH

As of June 30, 2010, $350,000 in total was held in escrow arising from agreements in conjunction with the Private Placement, which are further disclosed in Note 14.

Restricted cash consisted of the following:

	June 30	December 31
	2010	2009
	(Unaudited)

Special fund for distribution to Investor Relations Firms	$100,000	$-
Compensation for a yet-to-be-determined Chief Financial Officer	250,000	-
Total	$350,000	$-

NOTE 6        ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30	December 31
	2010	2009
	(Unaudited)

Accounts receivable	$279,564	$215,486
Less: Allowance for doubtful debts	-	-
Accounts receivable	$279,564	$215,486

No allowance has been established as management has determined that all accounts receivable are deemed collectible.

NOTE 7        INVENTORIES

Inventories by major categories are summarized as follows:

	June 30	December 31
	2010	2009
	(Unaudited)

Raw materials	$192,287	$183,934
Work in progress	298,057	294,983
Finished goods	214,158	137,156
Total	$704,502	$616,073

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8        PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	June 30	December 31
	2010	2009
	(Unaudited)

Prepayments	$750	$12,812
Other receivables	208,983	238,423
	$209,733	$251,235

NOTE 9        INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	June 30	December 31
	2010	2009
	(Unaudited)

Computer software, cost	$1,462	$1,454
Exclusive right to use a secret process, cost	4,419,451	4,395,309
Less: Accumulated amortization	(1,879,417)	(1,649,361)
	$2,541,496	$2,747,402

In April 2006, the Company purchased from a third party a ten-year exclusive right to use a secret process and method in the cultivation and growing of Chinese Golden Grass, which is widely used for Chinese medicine, for a cash consideration of RMB30,000,000, payable over five years. The exclusive right is amortized over its term of ten years using the straight-line method.

Amortization expenses for the six months ended June 30, 2010 and 2009 were $219,885 and $219,641, respectively.

NOTE 10      PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	June 30	December 31
	2010	2009
	(Unaudited)
Cost:
Buildings	$11,736,579	$11,672,404
Office equipment	23,573	15,264
Machinery	128,990	128,286
Motor vehicles	55,143	54,842
Total cost	11,944,285	11,870,796
Less: Accumulated depreciation	(1,770,072)	(1,474,289)
Net book value	$10,174,213	$10,396,507

Depreciation expenses for the six months ended June 30, 2010 and 2009 were $286,240 and $285,231, respectively.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11      OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

	June 30	December 31
	2010	2009
	(Unaudited)

Accrued staff costs	$372,407	$370,395
Other taxes payable	2,302	25,030
Other payables	5,475	58,079
	$380,184	$453,504

NOTE 12      PAYABLE FOR INTANGIBLE ASSETS

As described in Note 9, the Company purchased an exclusive right from an independent party for a secret process and method for a stated value of RMB30,000,000 payable over 5 years from the date of purchase. The agreement provides that all payments by the Company for the secret process and method will be refundable if the secret process and method prove ineffective. Under ASC Subtopic 835-30, “Imputation of Interest” (formerly APB 21, “Interest on Receivables and Payables”), the payable for intangibles are stated without imputed interest as the noninterest factor fairly represents the warranty for performance.

The following table presents the amounts payable for the next five years and thereafter:

(Unaudited)
Remainder of year ending December 31, 2010	$883,535
2011 and thereafter	-
Total	883,535
Current portion	883,535
Non-current portion	$-

NOTE 13      ACQUISITION PAYABLE

The acquisition payable represents the transfer price of RMB60,000,000, equivalent to USD 8,736,833, payable by New Resources for the acquisition of 100% equity interest in Heilongjiang Shuaiyi, as further discussed in Note 21, the acquisition payable is due for payment in full on or before December 31, 2010 by New Resources to the Shuaiyi Founders who are also shareholders of the Company. See Note 19(b).

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14      SHAREHOLDERS’ EQUITY

Private Placement

On May 27, 2010, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with certain investors, pursuant to which, the Company agreed to issue and sell up to an aggregate of 250,000 Units at a purchase price of $28.56 per Unit, for an aggregate purchase price of up to $7,140,000 (the "Aggregate Purchase Price"). Each Unit consists of (i) one share of a newly designated series A preferred stock, par value $0.001 per share ("Series A Preferred Stock"), with an initial one-to-ten conversion ratio into shares of the Company’s common stock, par value $0.001 per share ("Common Stock"), and (ii) warrants to purchase five shares of Common Stock at an exercise price of $3.40 per share ("Warrants", together with the shares of Series A Preferred Stock, the "Securities"). In addition, the Company and the investors agreed, that the placement agent of this transaction, will receive from the investors a fee equal to 2% of the Aggregate Purchase Price and Warrants to purchase 2% of the aggregate number of shares of Common Stock that shares of Series A Preferred Stock to be issued under the Securities Purchase Agreement are convertible into.

Pursuant to the Securities Purchase Agreement, the Company also granted registration rights to holders of registrable securities, which include shares of Common Stock issued or issuable upon conversion of shares of the Series A Preferred Stock and shares of Common Stock issuable upon exercise of the Warrants (the "Registrable Securities"). Holders holding a majority of the Securities then outstanding may request the Company to file a registration statement to register the Registrable Securities within a pre-defined period (the "Registration Statement"). The Company may be subject to liquidated damages in the amounts prescribed by the Securities Purchase Agreement if it is unable to file the Registration Statement timely or maintain its effectiveness as required by the Securities Purchase Agreement.

On June 7, 2010, the Company effected the first closing of a private placement transaction and issued approximately 123,403 Units at a purchase price of $28.56 per unit for gross proceeds of $3,524,342.

On June 28, 2010, the Company effected the second closing of a private placement transaction and issued approximately 74,303 Units at a purchase price of $28.56 per unit for gross proceeds of $2,121,938.

Pursuant to the Securities Purchase Agreement, a written request was received from the majority holders of Series A Preferred Stock on July 14, 2010 and the Company filed the Registration Statement on Form S-1 on August 11, 2010. The Registration Statement needs to be declared effective by the Securities and Exchange Commission ("SEC") within approximately 150 days after the filing to avoid the liquidated damages under the Securities Purchase Agreement.

Escrow Agreement

In connection with the Securities Purchase Agreement, the Company entered into an escrow agreement (the "Escrow Agreement") pursuant to which the parties agreed to deposit the investment amount received from the investors into escrow to be released upon the occurrence of the events set forth in the Escrow Agreement. In addition, the Company agreed that $100,000 out of the investment amount will remain in escrow and will be disbursed to an investor relations firm hired by the Company. The Company also agreed that an additional $250,000 will remain in escrow and will be used as compensation for a yet-to-be-determined Chief Financial Officer of the Company.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14      SHAREHOLDERS’ EQUITY (CONTINUED)

Allocation of Proceeds in the Private Placement (continued)

The guidance provided in ASC 470-20-30-5 has been applied to the amount allocated to the convertible Preferred Stock, and the effective conversion price has been used, to measure the intrinsic value, if any, of the embedded conversion option. The fair value of the embedded conversion feature of the Preferred Shares of $1,114,444 and $627,795 were calculated using the intrinsic value model in accordance with the guidance provided in ASC Topic 470-20-30-6 (formerly EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”), limited to the amount of the proceeds allocated to the convertible instrument on June 7, 2010 and June 28, 2010, respectively. The intrinsic value of the beneficial conversion feature was calculated by comparing the effective conversion price, which was determined based on the proceeds from the Private Placement allocated to the convertible Preferred Shares, and the market price of the Company’s common stock of $3.2 and $3.16 on June 7, 2010 and June 28, 2010, respectively. The fair value of $1,114,444 and $627,795 of the beneficial conversion feature has been recognized as a reduction to the carrying amount of the convertible Preferred Shares and an addition to paid-in capital.

The following table sets out the allocation of the proceeds from the Private Placement:

Proceeds of the Private Placement on June 7, 2010	$3,524,342
Allocation of proceeds to Warrants	(689,944)
Allocation of proceeds to beneficial conversion feature	(1,114,444)
Amortization of discount resulting from the accounting for a beneficial conversion feature	1,114,444
Convertible Preferred Stock at June 30, 2010	$2,834,398
Expenses related to private placement	(114,567)
Convertible Preferred Stock (net of fees and expenses) at June 30, 2010	$2,719,831

Proceeds of the Private Placement on June 28, 2010	$2,121,938
Allocation of proceeds to Warrants	(401,930)
Allocation of proceeds to beneficial conversion feature	(627,795)
Amortization of discount resulting from the accounting for a beneficial conversion feature	627,795
Convertible Preferred Stock at June 30, 2010	$1,720,008
Expenses related to private placement	(47,794)
Convertible Preferred Stock (net of fees and expenses) at June 30, 2010	$1,672,214

In accordance with ASC Topic 470-20-30-6, the discount on the Preferred Shares resulting from the accounting for a beneficial conversion feature was amortized and charged to retained earnings, because the Preferred Shares are immediately convertible upon issuance and have no stated redemption date. Amortization of the discount resulting from the accounting for a beneficial conversion feature is considered analogous to a return to holders of perpetual preferred stock and has been accounted for as a reduction to net income available to common stockholders for the purpose of calculation of earnings per share.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14      SHAREHOLDERS’ EQUITY (CONTINUED)

Preferred Stock

The following are the principal terms of the Series A Preferred Stock:

Rank: The Series A Preferred Stock ranks senior to the Company’s common stock, but junior to all indebtedness of the Company.

Dividend: Holders of the Series A Preferred Stock are entitled to a cumulated dividend at an annual rate of 6% of the Series A Preferred Stock, payable in additional shares of Series A Preferred Stock, shall compound quarterly, and shall be payable upon the occurrence of a Liquidation Event, Conversion, Mandatory Conversion or from time-to-time at the discretion of the Board. When dividends on the Series A Preferred Stock are paid, each such additional share of Series A Preferred Stock shall be valued at the Original Series A purchase price, which may be adjusted from time to time pursuant to a split, subdivision, combination or other similar events.

Optional Conversion: Shares of the Series A Preferred Stock are optionally convertible into fully paid and non-assessable shares of Common Stock at a conversion rate calculated by dividing (i) $28.00 per share plus any declared, accrued but unpaid dividends by (ii) the conversion price, which is initially $2.80 per share, subject to adjustment as provided in the Certificate. Initially, each share of Series A Preferred Stock is convertible into 10 shares of Common Stock.

Mandatory Conversion: All outstanding shares of the Series A Preferred Stock will automatically convert to shares of Common Stock, subject to the conversion restrictions set forth in the Certificate (the "Mandatory Conversion"), at the earlier to occur of (i) the Company’s shares of Common Stock being listed on the New York Stock Exchange, the NYSE Amex, the NASDAQ Global Market, the NASDAQ Global Select Market or the NASDAQ Capital Market (each, a "National Stock Exchange") and the registration statement on Form S-1 or such other appropriate form promulgated by the Securities and Exchange Commission (the "Commission") registering the Common Stock underlying the Securities pursuant to the Securities Purchase Agreement being declared effective by the Commission, and (ii) 12 months from the date that the Company's shares of Common Stock are first listed on a National Stock Exchange.

Adjustment to Conversion Price: If the Company shall issue any additional stock without consideration or for consideration per share less than the Conversion Price in effect immediately prior to the issuance of such Additional Stock, then such Conversion Price in effect immediately prior to such issuance shall be adjusted to a price determined by multiplying such Conversion Price by a fraction:-

Sum of (x) the number of shares of Common Stock outstanding immediately prior to the issuance of such Additional Stock plus (y) the number of shares of Common Stock that the aggregate consideration received by the Company for the total number of such Additional Stock so issued would purchase at Conversion Price (divided by) (x) the number of shares of Common Stock outstanding immediately prior to the issuance of such Additional Stock plus (y) the number of shares of such Additional Stock so issued

Voting: The holders of the Series A Preferred Stock will vote on an "as converted" basis, together with the Common Stock, as a single class, in connection with any proposal submitted to the Company’s stockholders, except as required by Nevada law.

Liquidation Preference: The Series A Preferred Stock has a preference over the Company’s common stock on the Company’s liquidation, dissolution or winding up equal to $28 per share of the Series A Preferred Stock plus any accrued but unpaid dividends thereon, as of the date of liquidation.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14      SHAREHOLDERS’ EQUITY (CONTINUED)

Registration Rights: The holders of Series A Preferred Stock have the right to request the Company to file a Registration Statement to register “Registrable Securities” (which include the common stock into which the Series A Preferred Stock and Warrants are convertible). Upon such request, no later than 30 days upon receipt of such request (the “Required Filing Date”) the Company should use its commercially reasonable efforts to register the Common Stock underlying the Registrable Securities and have the Registration Statement declared effective by the SEC which is not later than the earlier of (x) 150 calendar days after the Required Filing Date, or (y) if the Registration Statement is not reviewed by the SEC, 5 business days after oral or written notice to the Company or its counsel from the SEC that there will not be a review.

Effect of failure to file and obtain and maintain effectiveness of Registration Statement – the Company shall pay to each holder of Registrable Securities an amount in cash equal to 1% of the aggregate purchase price of the Securities owned by such holder as liquidated damages, but in no event shall liquidated damages exceed 8% of the Purchase Price

Accounting for Series A Preferred Stock

The Company has evaluated the terms of the Preferred Stock and determined that the Series A Preferred Stock, without embodying an obligation for the Company to repurchase or to settle by transferring assets, is not a liability in accordance with the guidance provided in ASC Topic 480, Distinguishing Liabilities from Equity.

Also, the Preferred Stock has no redemption clause at all, it is not a mezzanine equity (out of permanent equity) in accordance with the requirement of ASC 480-10-S99.

The Preferred Shares are not subject to redemption (except on liquidation) and the holders of the Preferred Shares are entitled to vote together with common stock holders on an as-converted basis. The Preferred Shares, excluding the embedded conversion option, are considered to be an equity instrument and accordingly, the embedded conversion option has not been separated and accounted for as a derivative instrument liability.

Common Stock Purchase Warrants

Series C Warrants

In conjunction with the issuance of the Preferred Shares, the Company issued Series C Warrants to the investors and the placement agent in aggregate to purchase up to 617,008 shares and 371,493 shares of Common Stock on June 7, 2010 and June 28, 2010, respectively, at an exercise price of $3.40 per share issued and outstanding. The Series C Warrants have a term of exercise expiring 3 years from issuance date. The Series C Warrants at the option of the holder, may be exercised by cash payment of the exercise price or, the holder may satisfy its obligation to pay the exercise price through a "cashless exercise."

The Company will not receive any additional proceeds to the extent that the Series C Warrants are exercised by cashless exercise.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14      SHAREHOLDERS’ EQUITY (CONTINUED)

Common Stock Purchase Warrants (continued)

Series C Warrants (continued)

The exercise price and number of shares of Common Stock issuable upon exercise of the Series C Warrants may be adjusted for: 1) upon issuance of additional stock lower than the exercise price. 2) upon subdivision or combination of common stocks 3) rights upon distribution of assets and other dilutive events

Accounting for Warrants

Series A and Series B Warrants issued to certain investors to purchase 500,000 shares of the Company’s common stock remained outstanding at December 31, 2009 had a term of three years and exercise prices of $3.25 and $4.00 per share, respectively. These warrants contain standard anti-dilution provisions for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction. Because these warrants do not contain any contingent exercise provisions and their settlement amount will equal the difference between the fair value of a fixed number of the Company’s equity shares and a fixed strike price, these warrants, which are freestanding instruments, qualify for the scope exception under the guidance provided in ASC 815-40-15-5 through 815-40-15-8, and are considered indexed to the Company’s own stock. Accordingly, Series A and Series B Warrants have been classified as equity.

Since the Series C Warrants issued to the investors and the placement agent in June 2010 contain reset exercise price provisions, the Company had determined to classify these warrants as derivative liabilities. The reset exercise provisions of the warrants issued to the investors and the placement agent in June 2010 were recorded at their relative fair values at issuance of $1,137,367 and will continue to be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense). These warrants will continue to be reported as a liability until such time when they are exercised or expire. The fair value of these warrants is estimated using Monte-Carlo simulation methods.

As of June 30, 2010, the fair value of these outstanding Series C Warrants was determined to be $1,006,279, accordingly, the Company recorded $131,088 in other income related to the change in the fair value of the Series C Warrants. There is no cash flow impact for the warrant liability until the Series C Warrants are exercised.

The following table presents a reconciliation of the warrant liabilities measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2010 to June 30, 2010:

Warrant liabilities
Balance at January 1, 2010 and at March 31, 2010	$-
Issuance of warrants	1,137,367
Change in fair value included in earnings	(131,088)
Balance at June 30, 2010	$1,006,279

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants issued and outstanding at June 30, 2010, and changes during the six months then ended, are as follows:

		Weighted	Average
	Number of	Average	Remaining
	underlying	Exercise	Contractual Life
	shares	Price	(years)
Outstanding at December 31, 2009	500,000	$3.63	2.96
Granted	988,501	3.40	3.00
Forfeited	-	-	-
Exercised	-	-
Outstanding at June 30, 2010 (Unaudited)	1,488,501	$3.48	2.78

Exercisable at June 30, 2010 (Unaudited)	1,488,501	$3.48	2.78

NOTE 15      STATUTORY RESERVES

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16      SHARE-BASED COMPENSATION

On January 1, 2010, the Company entered into a stock option agreement with Mr. Daniel K. Lee (“Mr. Lee”), the Chief Financial Officer of the Company, under the Company’s 2009 Equity Incentive Plan. Pursuant to the terms of the Stock Option Agreement, Mr. Lee was granted options (the “Options”) to purchase an aggregate 250,000 shares of common stock of the Company, among which, an option to purchase 100,000 shares will be vested in 2011 with an exercise price of $7.00 per share, an option to purchase 100,000 shares will be vested in 2012 with an exercise price of $10.00 per share and an option to purchase 50,000 shares will be vested in 2013 with an exercise price of $10.00 per share. Each of the Options expires three years after its respective vesting date.

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

On January 1, 2010, the Company also entered into a restricted shares grant agreement (the “Restricted Shares Grant Agreement”) under the Company’s 2009 Equity Incentive Plan with Mr. Lee. Pursuant to the terms of the Restricted Shares Grant Agreement, the Company granted to Mr. Lee 140,000 restricted shares of the Company’s common stock subject to the vesting schedule therein. If Mr. Lee’s service with the Company ceases for any reason other than Mr. Lee’s (a) death, (b) Disability, (c) Retirement, or (d) termination by the Company without cause, any nonvested restricted shares will be automatically forfeited to the Company.

The Restricted Shares vest under the following schedule:

Number of Shares	Vesting Date
15,000	January 1, 2010
20,000	April 1, 2010
35,000	July 1, 2010
35,000	January 1, 2011
35,000	July 1, 2011

As a result of the resignation of Mr. Lee, his employment agreement with the Company, dated November 16, 2009, the stock option agreement with the Company, dated January 1, 2010, and the restricted shares grant agreement with the Company, dated January 1, 2010 were terminated, effective on May 5, 2010. In addition, upon his resignation, the unvested 105,000 restricted shares and the unvested options to purchase 250,000 shares of the Company’s common stock granted to Mr. Lee were cancelled.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16      SHARE-BASED COMPENSATION (CONTINUED)

Accordingly, the Company recognized compensation expense of $105,875, related to the restricted shares granted to Mr. Lee, which vested before his resignation, for the six months ended June 30, 2010, based on the estimated grant-date fair value of $3.025 of the Company’s common stock.

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

NOTE 17      EARNINGS PER SHARE

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	For the three months		For the six months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income available to common shareholders:
- Net income	$3,415,641	$1,499,807	$6,136,703	$3,670,347
Less: Preferred stock dividend	(13,748)	-	(13,748)	-
Less: Beneficial conversion feature of convertible preferred stock	(1,742,239)	-	(1,742,239)	-
Income available to common shareholders (Basic and diluted)	$1,659,654	$1,499,807	$4,380,716	$3,670,347

Weighted average number of shares:
- Basic	14,332,731	12,874,654	14,322,786	12,836,405
- Effect of dilutive warrants and options	9,437	-	122,588	-
- Diluted	14,342,168	12,874,654	14,445,374	12,836,405

Net income per share
- Basic	$0.12	$0.12	$0.31	$0.29
- Diluted	$0.12	$0.12	$0.30	$0.29

As discussed in note 1, the Company effected a 1-for-114.59 Reverse Split of its common stock. The weighted average number of shares for the purposes of calculating the earnings per share has been retroactively adjusted as if the Reverse Split took effect as of the beginning of the earliest period presented.

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares. The Company has one category of dilutive potential common shares: the Series C Warrants issued in connection with the Preferred Shares financing described in Note 14. The Warrants are assumed to have been converted into common shares and the calculation is done to determine the number of shares that could have been acquired at fair value (determined as the average annual market share price of the Company’s common stock) based on the monetary value of the subscription rights attached to outstanding Warrants. The Preferred Shares as converted to common stock have been excluded from the diluted earnings per share because to do so would be anti-dilutive. The number of shares calculated as above is compared with the number of shares that would have been issued assuming the exercise of the Warrants.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18      INCOME TAXES

The Company’s PRC subsidiaries are subject to PRC enterprise income tax (“EIT”). Before January 1, 2008, the PRC EIT rate was generally 33%. In March 2007, the PRC government enacted a new PRC Enterprise Income Tax Law, or the New EIT Law, and promulgated, Implementation Regulations for the PRC Enterprise Income Tax Law. The New EIT Law and Implementation Regulations became effective January 1, 2008. The NEW EIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises registered in the PRC.

The New EIT Law provides a grandfathering on tax holidays which were granted under the then effective tax laws and regulations. Therefore, one of the Company's subsidiaries, Daqing Shuaiyi, being engaged in growing and sales of agricultural products, has continued to be entitled to a preferential tax treatment: an EIT holiday for each of the two years ended December 31, 2006 and 2007 and a 50% reduction on the EIT rate for each of the three years ended December 31, 2008, 2009 and 2010.

Harbin Shuaiyi has been subject to an EIT rate of 25% for the years ended December 31, 2010 and 2009.

No provision for other overseas taxes is made as neither Nutrastar or New Resources has any taxable income in the U.S. or British Virgin Islands, respectively.

The Company’s income tax expense consisted of:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current income tax – PRC	$522,564	$254,620	$945,384	$570,838
Deferred	-	-	-	-

Income tax expenses	$522,564	$254,620	$945,384	$570,838

The Company had deferred tax assets as follows:

	June 30	December 31
	2010	2009
	(Unaudited)

Net operating losses carried forward	$350,039	$355,212
Less: Valuation allowance	(350,039)	(355,212)

Net deferred tax assets	$-	$-

As of June 30, 2010 and December 31, 2009, the Company has $1,029,527 and $1,044,740, net operating loss carryforwards available to reduce future taxable income which will expire in various years through 2029. It is more-likely-than-not that the deferred tax assets can not be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of June 30, 2010 and December 31, 2009, the Company did not have any other significant temporary differences and carry forwards that may result in deferred tax.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19      RELATED PARTY TRANSACTIONS

(a)      Due from (to) related parties

		June 30	December 31
		2010	2009
		(Unaudited)
Due from related parties:
Due from Ms. Yuehong Luan, shareholder of the Company	a	$51,000	$-

Due to related parties:
Due to Ms. Lianyun Han, Chairperson, CEO and President of the Company	b	$551,665	$49,794

a.

The amount due from Ms. Yuehong Luan was non-interest bearing and unsecured. The amount was subsequently repaid by Ms. Yuehong Luan in July 2010. As of June 30, 2010, the acquisition payable due to Mr Yuehong Luan is $411,727 (see note19(b)).

b.	The amount due to Ms. Lianyun Han was non-interest bearing, unsecured and without fixed repayment date.

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

According to the PRC rules and regulations, New Resources is required to settle the transfer price for acquisition of Heilongjiang Shuaiyi by way of remittance of the RMB60,000,000 to Shuaiyi Founders within three months from the issue of the new business license. However, New Resources has obtained the approval of the relevant business bureau for the extension of the time to one year until December 1, 2009. On January 4, 2010, the relevant PRC regulatory agency further extended the payment due date to June 30, 2010. On July 12, 2010, the relevant PRC regulatory agency further extended the payment due date to December 31, 2010. As of June 30, 2010, New Resources had only paid $50,269 of the transfer price and, accordingly, the corresponding Subordinated Loan has not been drawn yet.

The acquisition payable due to the Shuaiyi Founders comprised:

	June 30	December 31
	2010	2009
	(Unaudited)
Ms. Lianyun Han, Chairperson, CEO and President of the Company	$5,984,014	$5,951,326
Ms. Nana Jiang, director of the Company	280,081	278,551
Mr. Chunming Zhang , director of the Company	353,414	351,484
Mr. Weihan Zhang, director of a subsidiary of the Company and the son of Ms. Lianyun Han	441,768	439,354
Family members of Ms. Lianyun Han	883,535	878,708
Ms. Yuehong Luan	411,727	409,478
Other Shuaiyi Founders	430,282	427,932
Total	$8,784,821	$8,736,833

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19      RELATED PARTY TRANSACTIONS (CONTINUED)

(c)      Purchase of goods

For the six months ended June 30, 2010 and 2009, the Company purchased rice amounting to $Nil and $655,032, respectively, from Heilonjiang Shuaiyi Technology Development Co., Ltd. (“Shuaiyi Technology”). Shuaiyi Technology and the Company are under common control and management.

(d)      Lease of land

For the six months ended June 30, 2010 and 2009, the Company paid rental expense of $4,505 and $4,500 for land to Shuaiyi Technology.

NOTE 20      CONCENTRATION OF CREDIT RISK

As of June 30, 2010 and December 31, 2009, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts

For the six months ended June 30, 2010 and 2009, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of June 30, 2010 and December 31, 2009 also arose in the PRC.

Except for one customer who accounted for 40% of the Company’s revenue for the six months ended June 30, 2010, there was no other single customer who accounted for more than 10% of the Company’s revenue for either the six months ended June 30, 2010 or 2009.

As of June 30, 2010, five customers accounted for 29%, 19%, 14%, 13% and 12% of total accounts receivable of the Company. As of December 31, 2009, five customers accounted for 18%, 13%, 12%, 12% and 12% of accounts receivable of the Company. Except as disclosed, no other customer accounted for 10% or more of the Company’s accounts receivable as of June 30, 2010 or December 31, 2009.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21      COMMITMENTS AND CONTINGENCIES

(a)      Operating leases

The Company has entered into tenancy agreements for the leases of an exhibition hall and land with a third party and a related company, Shuaiyi Technology (see 19(d)), respectively, for the purposes of the operation of its subsidiaries. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of June 30, 2010 are as follows:

(Unaudited)
Remainder of fiscal year ending December 31, 2010	$16,014
Fiscal year ending December 31, 2011	9,056
Fiscal year ending December 31, 2012	9,056
Fiscal year ending December 31, 2013	9,056
Fiscal year ending December 31, 2014	9,056
Thereafter	117,731
Total	$169,969

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

On March 10, 2009, New Resources obtained the approval from the relevant PRC business bureau for the extension of time allowed for the payment of the transfer price to one year until December 1, 2009. On January 4, 2010, the relevant PRC regulatory agency further extended the payment due date to June 30, 2010. On July 12, 2010, the relevant PRC regulatory agency further extended the payment due date to December 31, 2010. The Company has engaged financial advisors with a view to raising additional capital for the Company. The Company believes that it will be able to make the payment for the transfer price within the time allowed by the relevant PRC business bureau and therefore has not accrued any amount related to this contingency. However, there can be no assurance that the Company will be successful in raising sufficient capital for the purpose of the payment of the transfer price to the Shuaiyi Founders.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22      SEGMENT INFORMATION

The Company operates in two business segments identified by product, “Chinese Golden Grass” and “other agricultural products”. The Chinese Golden Grass segment consists of the growing and sales of Chinese Golden Grass, which business is conducted through the Company’s subsidiary, Daqing Shuaiyi. The other agricultural products segment consists of the sales of rice, flour and silage corn etc, agricultural products which business is mainly conducted through the Company’s subsidiary, Harbin Shuaiyi.

Throughout the six months ended June 30, 2010 and 2009, all of the Company’s operations were carried out in one geographical segment - China.

The Company’s segment revenue and results for the six months ended June 30, 2010 and 2009 are as follows:

		Other
	Chinese	Agricultural	Corporate
Six months ended June 30, 2010	Golden Grass	Products	unallocated	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Segment revenue from external customers	$9,308,592	$917,955	$-	$10,226,547

Segment profit (loss)	$7,394,331	$73,025	$(385,269)	$7,082,087
Income from operations before income taxes				$7,082,087

Segment assets	$34,130,009	$1,173,790	$11,268,952	$46,572,751
Total assets				$46,572,751
Other segment information:
Depreciation and amortization	$501,293	$2,890	$1,942	$506,125
Expenditure for segment assets	$7,956	$-	$290	$8,246

		Other
	Chinese	Agricultural	Corporate
Six months ended June 30, 2009	Golden Grass	Products	unallocated	Consolidated

Segment revenue from external customers	$5,439,084	$2,543,955	$-	$7,983,039

Segment profit (loss)	$3,848,617	$558,983	$(166,415)	$4,241,185
Income from operations before income taxes				$4,241,185

Segment assets	$24,955,981	$1,097,455	$2,392,756	$28,446,192
Total assets				$28,446,192

Other segment information:
Depreciation and amortization	$499,571	$3,926	$1,375	$504,872
Expenditure for segment assets	$-	$-	$-	$-

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22      SEGMENT INFORMATION (CONTINUED)

		Other
	Chinese	Agricultural	Corporate
Three months ended June 30, 2010	Golden Grass	Products	unallocated	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Segment revenue from external customers	$5,043,549	$414,603	$-	$5,458,152

Segment profit (loss)	$4,094,283	$24,772	$(180,850)	$3,938,205
Income from operations before income taxes				$3,938,205

Segment assets	$34,130,009	$1,173,790	$11,268,952	$46,572,751
Total assets				$46,572,751

Other segment information:
Depreciation and amortization	$250,830	$1,430	$973	$253,233
Expenditure for segment assets	$3,430	$-	$-	$3,430

		Other
	Chinese	Agricultural	Corporate
Three months ended June 30, 2009	Golden Grass	Products	unallocated	Consolidated

Segment revenue from external customers	$2,538,083	$801,679	$-	$3,339,762

Segment profit (loss)	$1,779,350	$62,597	$(87,520)	$1,754,427
Income from operations before income taxes				$1,754,427

Segment assets	$24,955,981	$1,097,455	$2,392,756	$28,446,192
Total assets				$28,446,192

Other segment information:
Depreciation and amortization	$249,694	$1,963	$688	$252,345
Expenditure for segment assets	$-	$-	$-	$-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they never materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of the Quarter Report and our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

Our primary product is Chinese Golden Grass, which is developed from Cordyceps Militaris. Cordyceps Militaris is a species of parasitic fungus that is typically found in north-eastern mountainous China. It is a precious ingredient in traditional Chinese medicine, as Cordyceps Militaris is widely believed in China to offer high medical and health benefits by nourishing the yin, boosting the yang, and invigorating the meridians of the lungs and kidneys. Through several years of laboratory tests, we developed the technology to commercially grow and produce Cordyceps Militaris in 2006. We generated 92% and 76% of our revenues from Chinese Golden Grass for the three months ended June 30, 2010 and 2009, respectively. We believe that we own 19% of the market share in the cultivated Chinese Golden Grass industry. We plan to continue to focus on Chinese Golden Grass, which is our fastest growing product line with the greatest market demand and a significantly high profit margin.

We also sell organic and specialty food products through our subsidiary, Harbin Shuaiyi, which was formed in 2001. After years of development, we believe that we have become the largest wholesale distributor of organic and specialty food in Heilongjiang Province, China.

Second Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the second quarter of 2010, which resulted in continued growth in our revenues and net income.

The following are some financial highlights for the second quarter of 2010:

  Revenues: Our revenues were approximately $5.46 million for the second quarter of 2010, an increase of 63.4% from the same quarter of last year.

  Gross Margin: Gross margin was 83.7% for the second quarter of 2010, as compared to 64.6% for the same period in 2009.

  Operating Profit: Operating profit was approximately $3.79 million for the second quarter of 2010, an increase of 120.3% from $1.72 million of the same period last year.

  Net Income: Net income was approximately $3.42 million for the second quarter of 2010, an increase of 127.7% from the same period of last year.

  Fully diluted earnings per share was $0.12 for the second quarter of 2010.

On May 27, 2010, we entered into a securities purchase agreement, or the Securities Purchase Agreement with certain investors, pursuant to which, we agreed to issue and sell up to an aggregate of 250,000 Units at a purchase price of $28.56 per Unit. Each Unit consists of (i) one share of a newly designated series A preferred stock, par value $0.001 per share, or Series A Preferred Stock, with an initial one-to-ten conversion ratio into shares of the Company’s common stock, par value $0.001 per share, or Common Stock, and (ii) warrants to purchase five shares of Common Stock at an exercise price of $3.40 per share, or Warrants. In addition, the Company and the investors agreed, that Gilford Securities Incorporated, as the placement agent of this transaction, will receive from the investors a fee equal to 2% of the aggregate purchase price and Warrants to purchase 2% of the aggregate number of shares of Common Stock that shares of Series A Preferred Stock to be issued under the Securities Purchase Agreement are convertible into.

Pursuant to the Securities Purchase Agreement, we also granted registration rights to holders of registrable securities, which include shares of Common Stock issued or issuable upon conversion of shares of the Series A Preferred Stock and shares of Common Stock issuable upon exercise of the Warrants.

In connection with the Securities Purchase Agreement, we filed a Certificate of Designation of Series A Preferred Stock with the Secretary of State of the State of Nevada, or the Certificate, on May 27, 2010, which became effective upon filing. Pursuant to the Certificate, there are 300,000 shares of Series A Preferred Stock authorized.

On June 7 and June 28, 2010, we consummated two closings of the private placement transaction contemplated by the Securities Purchase Agreement and issued in aggregate approximately 197,706 Units to the investors at a purchase price of $28.56 per unit for gross proceeds of approximately $5.65 million.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Three Months Ended June 30,		Three Months Ended June 30,
	2010		2009
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues

Revenues	5,458	100%	3,340	100%
Cost of goods sold	(888)	(16.3)%	(1,184)	(35.4)%

Gross Profit	4,570	83.7%	2,156	64.6%

Selling expenses	(233)	(4.3)%	(82)	(2.5)%
General and administrative expenses	(548)	(10.0)%	(354)	(10.6)%

Income from operations	3,789	69.4%	1,720	51.5%

Other income and (expenses)
Interest income	34	0.6%	40	1.2%
Exchange gain (loss)	(16)	(0.3)%	(5)	(0.1)%
Change in fair value of warrants	131	2.4%	-	-%
Other income	-	-%	-	-%
Total other income (expenses)	149	2.7%	35	1.0%

Income before income tax	3,938	72.2%	1,754	52.5%

Provision for income tax	(522)	(9.6)%	(254)	(7.6)%

Net income	3,416	62.6%	1,500	44.9%

Revenues. Revenues increased approximately $2.12 million, or 63.4%, to approximately $5.46 million for the three months ended June 30, 2010, from approximately $3.34 million for the same period in 2009. This increase was mainly attributable to the increase of our sales of our core product, Chinese Golden Grass, driven by the continued increase in market demand for our products as well as the sales of our small package Chinese Golden Grass products. In addition, we increased our selling prices for our packaged Chinese Golden Grass products by 21%.

Our business operations can be categorized into two segments based on the type of products we manufacture and sell, specifically (i) Chinese Golden Grass, and (ii) other agricultural products. The following table shows the different segments comprising our total sales revenue:

Sales Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30,		Percent
	2010	2009	Change
Components of Sales Revenue
Chinese Golden Grass	$5,044	$2,538	98.8%
Other agricultural products	414	802	-48.4%
Total revenues	$5,458	$3,340	63.4%

Cost of Goods Sold. Our cost of goods sold decreased by $0.29 million, or 25.0%, to approximately $0.89 million for the three months ended June 30, 2010 from approximately $1.18 million during the same period in 2009. This decrease was mainly due to improved production process and economy of scale. As a percentage of revenues, the cost of goods sold decreased to 16.3% for the three months ended June 30, 2010 from 35.4% in 2009. Such decrease of cost of goods sold as a percentage of sales was mainly attributable to the increase of sales volume of small package products with higher unit selling price. Because the gross margin of small package products is higher than big package products, the percentage of cost of sales to total sales revenue decreased as our small package products had a higher percentage in the product mix in the second quarter of 2010.

Gross Profit. Our gross profit increased by approximately $2.41 million, or 112.0%, to approximately $4.57 million for the three months ended June 30, 2010 from approximately $2.16 million during the same period in 2009. Gross profit as a percentage of revenues, or gross margin, was 83.7% for the three months ended June 30, 2010, an increase of 19.1% from 64.6% during the same period in 2009. Such percentage increase was mainly due to continued product mix shift towards Chinese Golden Grass and the increased sales of our higher margin small package Chinese Golden Grass products.

Selling Expenses . Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, and other sales related costs. Selling expenses increased approximately $0.15 million, or 184.1%, to approximately $0.23 million for the three months ended June 30, 2010 from approximately $0.08 million during the same period in 2009. As a percentage of revenues, selling expenses increased to 4.3% for the three months ended June 30, 2010 from 2.5% for the same period in 2009. The increase in the amount and percentage of selling expenses was mainly attributable to the increase of salaries and travelling expenses of our sales representatives and more marketing activities to promote our products.

General and Administrative Expenses . General and administrative expenses increased approximately $0.20 million, or 54.8%, to approximately $0.55 million for the three months ended June 30, 2010 from approximately $0.35 million for the same period in 2009. As a percentage of revenues, general and administrative expenses decreased to 10.0% for the three months ended June 30, 2010 from 10.6% for the same period in 2009. The increase in the amount and percentage of general and administrative expenses was mainly attributable to the increase of services expenses associated with legal and audit services.

Income Before Income Tax . Income before income tax increased approximately $2.18 million, or 124.5%, to approximately $3.94 million during the three months ended June 30, 2010 from approximately $1.75 million during the same period in 2009. As a percentage of revenues, income before income tax increased to 72.2% during the three months ended June 30, 2010 from 52.5% during the same period in 2009. The increase of income before income tax is mainly attributable to the increase in our gross profit as a result of the increase in our sales.

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

Income tax increased approximately $0.27 million to approximately $0.52 million for the three months ended June 30, 2010 from approximately $0.25 million for the same period in 2009. We paid more tax in 2010 because of the increase in sales and taxable income.

Net Income . Net income increased by approximately $1.92million, or 127.7% to approximately $3.42 million for the three months ended June 30, 2010 from approximately $1.50 million for the same period of 2009, as a result of the factors described above.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Six Months Ended June 30,		Six Months Ended June 30,
	2010		2009
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues

Revenues	10,227	100%	7,983	100%
Cost of goods sold	(1,945)	(19.0)%	(2,940)	(36.8)%

Gross Profit	8,282	81.0%	5,043	63.2%

Selling expenses	(405)	(4.0)%	(193)	(2.4)%
General and administrative expenses	(978)	(9.6)%	(658)	(8.2)%

Income from operations	6,899	67.5%	4,192	52.5%

Other income and (expenses)
Interest income	67	0.7%	53	0.7%
Exchange gain (loss)	(15)	(0.1)%	(4)	(0.1)%
Change in fair value of warrants	131	1.3%	-	-%
Other income	-	-%	-	-%
Total other income (expenses)	183	1.8%	49	0.6%

Income before income tax	7,082	69.2%	4,241	53.1%

Provision for income tax	(945)	(9.2)%	(571)	(7.2)%

Net income	6,137	60.0%	3,670	46.0%

Revenues. Revenues increased approximately $2.24 million, or 28.1%, to approximately $10.23 million for the six months ended June 30, 2010, from approximately $7.98 million for the same period in 2009. This increase was mainly attributable to the increase of our sales of our core product, Chinese Golden Grass, driven by the continued increase in market demand for our products as well as the sales of our small package Chinese Golden Grass products. In addition, we increased our selling prices for our packaged Chinese Golden Grass products by 21%.

Our business operations can be categorized into two segments based on the type of products we manufacture and sell, specifically (i) Chinese Golden Grass, and (ii) other agricultural products. The following table shows the different segments comprising our total sales revenue:

Sales Revenue by Product Segments

(all amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended June 30,		Percent
	2010	2009	Change
Components of Sales Revenue
Chinese Golden Grass	$9,309	$5,439	71.2%
Other agricultural products	918	2,544	(63.9)%
Total revenues	$10,227	$7,983	28.1%

Cost of Goods Sold. Our cost of goods sold decreased by $1.00 million, or 33.8%, to approximately $1.94 million for the six months ended June 30, 2010 from approximately $2.94 million during the same period in 2009. This decrease was mainly due to improved production process and economy of scale. As a percentage of revenues, the cost of goods sold decreased to 19.0% for the six months ended June 30, 2010 from 36.8% in 2009. Such decrease of cost of goods sold as a percentage of sales was mainly attributable to the increase of sales volume of small package products with higher unit selling price. Because the gross margin of small package products is higher than big package products, the percentage of cost of sales to total sales revenue decreased as our small package products had a higher percentage in the product mix during the six months ended June 30, 2010.

Gross Profit. Our gross profit increased by approximately $3.24 million, or 64.2%, to approximately $8.28 million for the six months ended June 30, 2010 from approximately $5.04 million during the same period in 2009. Gross profit as a percentage of revenues, or gross margin, was 81.0% for the six months ended June 30, 2010, an increase of 17.8% from 63.2% during the same period in 2009. Such percentage increase was mainly due to continued product mix shift towards Chinese Golden Grass and the increased sales of our higher margin small package Chinese Golden Grass products.

Selling Expenses . Our selling expenses increased approximately $0.21 million, or 109.7%, to approximately $0.41 million for the six months ended June 30, 2010 from approximately $0.19 million during the same period in 2009. As a percentage of revenues, selling expenses increased to 4.0% for the six months ended June 30, 2010 from 2.4% for the same period in 2009. The increase in the amount and percentage of selling expenses was mainly attributable to the increase of salaries and travelling expenses of our sales representatives and more marketing activities to promote our products.

General and Administrative Expenses . General and administrative expenses increased approximately $0.32 million, or 48.5%, to approximately $0.98 million for the six months ended June 30, 2010 from approximately $0.66 million for the same period in 2009. As a percentage of revenues, general and administrative expenses increased to 9.6% for the six months ended June 30, 2010 from 8.2% for the same period in 2009. The increase in the amount and percentage of general and administrative expenses was mainly attributable to the increase of services expenses associated with legal and audit services.

Income Before Income Tax . Income before income tax increased approximately $2.84 million, or 67.0%, to approximately $7.08 million during the six months ended June 30, 2010 from approximately $4.24 million during the same period in 2009. As a percentage of revenues, income before income tax increased to 69.2% during the six months ended June 30, 2010 from 53.1% during the same period in 2009. The increase of income before income tax is mainly attributable to the increase in our gross profit as a result of the increase in our sales.

Income Taxes. Income tax increased approximately $0.37 million to approximately $0.95 million for the six months ended June 30, 2010 from approximately $0.57 million for the same period in 2009. We paid more tax in 2010 because of the increase in sales and taxable income.

Net Income . Net income increased by approximately $2.47 million, or 67.2% to approximately $6.14 million for the six months ended June 30, 2010 from approximately $3.67 million for the same period of 2009, as a result of the factors described above.

Business Segment Information

Our business operations can be categorized into two segments based on the type of products we manufacture and sell, specifically (i) Chinese Golden Grass, and (ii) other agricultural products.

For the six months ended June 30, 2010, our sales revenue from our Chinese Golden Grass was approximately $9.31 million, and our sales revenue from our other agricultural products was approximately $0.92 million.

We grow and sell our Chinese Golden Grass through our subsidiary, Daqing Shuaiyi. Our subsidiary, Harbin Shuaiyi is mainly engaged in the business of selling our other agricultural products.

Additional information regarding our products can be found at Note 22 in our unaudited consolidated financial statements contained under Part I, Item I “FINANCIAL STATEMENTS” above.

Liquidity and Capital Resources

General

As of June 30, 2010, we had cash and cash equivalents (excluding restricted cash) of approximately $32.26 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$6,411	$4,657
Net cash used in investing activities	(8)	-
Net cash provided by financing activities	5,570	11
Foreign currency translation adjustment	174	8
Net cash inflow	12,147	4,676

Operating Activities

Net cash provided by operating activities was approximately $6.41 million for the six-month period ended June 30, 2010, which is an increase of approximately $1.75 million from approximately $4.66 million net cash provided by operating activities for the same period of 2009. The cash provided by operating activities during the period was mainly attributable to the increases in our net income.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash used in investing activities for the six-month period ended June 30, 2010 was approximately $0.01 million, which is an increase of approximately $0.01 million from net cash used in investing activities of approximately nil million for the same period of 2009.

Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2010 was approximately $5.57 million, which is an increase of approximately $5.56 million from approximately $0.01 million net cash provided by financing activities for the same period of 2009. The cash provided by financing activities during the period was mainly due to the $5.48 million net proceeds from the private placement consummated in June 2010.

On June 7 and June 28, 2010, the Company consummated two closings of a private placement transaction and issued in aggregate approximately 197,706 Units to certain investors at a purchase price of $28.56 per unit for gross proceeds of approximately $5.65 million. Each unit consists of one share of Series A Preferred Stock with an initial one-to-ten conversion ratio into shares of the Company's common stock and a warrant to purchase five shares of common stock at an exercise price of $3.40 per share.

We believe that our cash on hand, cash flow from operations as well as the proceeds we received from the recent private placement transactions will meet our expected capital expenditure and working capital for the next 12 months. However, we may in the future require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

New accounting pronouncement to be adopted

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

In February 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends the disclosure requirements related to subsequent events. This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows public companies to omit the disclosure of the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact the Company’s results of operations or financial position, but did require changes to the Company’s disclosures in its financial statements.

In April 2010, the FASB issued ASU No. 2010-13—Compensation—Stock Compensation (Topic 718), which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company expects that the adoption of the amendments in this Update will not have any significant impact on its financial position and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lianyun Han and Mr. Robert Tick, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Lianyun Han and Mr. Robert Tick concluded that as of June 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended June 30, 2010 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

DATED: August 16, 2010

NUTRASTAR INTERNATIONAL INC.

By: /s/ Lianyun Han
Lianyun Han
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Robert Tick
Robert Tick
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit . Number	Description

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.