Form 10-Q
period 2010-09-30
Nutrastar International Inc.
filed 2010-11-15
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 000-52899

NUTRASTAR INTERNATIONAL INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	80-0264950
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

7/F Jinhua Mansion
41 Hanguang Street
Nangang District, Harbin 150080
People’s Republic of China
(Address of principal executive offices, Zip Code)

(86) 451-82287746
--------------------------------------------------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2010 is as follows:

Class of Securities	Shares Outstanding
--------------------------------	-------------------------------
Common stock, $0.001 par value	14,332,731

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	Page

Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	[Removed and Reserved]	43
Item 5.	Other Information	43
Item 6.	Exhibits	43

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	September 30	December 31
	2010	2009
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,815,681	$20,115,677
Restricted cash	231,025	-
Accounts receivable	391,212	215,486
Inventories	760,281	616,073
Prepayments and other receivables	335,393	251,235
Total current assets	37,533,592	21,198,471
OTHER ASSETS
Intangible assets, net	2,463,575	2,747,402
Property, plant and equipment, net	10,166,240	10,396,507

Total assets	$50,163,407	$34,342,380
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$120,316	$863
Other payables and accruals	456,967	453,504
Payable for intangible assets	-	878,709
Income tax payable	524,194	319,873
Due to related parties	50,738	49,794
Preferred stock dividend payable	97,464	-
Acquisition payable	8,902,545	8,736,833
Warrants liabilities	704,166	-

Total liabilities	$10,856,390	$10,439,576

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 197,706 shares and none shares issued and outstanding, respectively; aggregate liquidation preference amount: $5,535,768 and $nil, plus accrued but unpaid dividend of $97,464 and $nil, at September 30, 2010 and December 31, 2009, respectively	4,554,406	-
Common stock, $0.001 par value, 190,000,000 shares authorized, 14,332,731 and 14,297,731 shares issued and outstanding, at September 30, 2010 and December 31, 2009, respectively	14,333	14,298
Additional paid-in capital	6,482,690	4,715,891
Statutory reserves	1,348,036	1,341,687
Retained earnings	25,214,857	16,858,012
Accumulated other comprehensive income	1,692,695	972,916
Total shareholders' equity	39,307,017	23,902,804

Total liabilities and shareholders' equity	$50,163,407	$34,342,380

See accompanying notes to condensed consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Revenue	$6,461,523	$3,565,961	$16,688,070 $	11,549,244

Cost of goods sold	(1,177,739)	(793,101)	(3,122,669)	(3,733,026)

Gross profit	5,283,784	2,772,860	13,565,401	7,816,218

Selling expenses	(305,151)	(87,901)	(710,179)	(281,025)
General and administrative expenses	(545,533)	(330,660)	(1,522,650)	(943,903)

Income from operations	4,433,100	2,354,299	11,332,572	6,591,290

Other income (expenses):
Interest income	24,971	18,507	91,767	50,150
Exchange loss	(88,023)	(3,709)	(103,292)	(7,218)
Change in fair value of warrants	302,113	-	433,201	-
Other	-	13	-	165
Total other income(expenses)	239,061	14,811	421,676	43,097

Income before income tax	4,672,161	2,369,110	11,754,248	6,634,387

Provision for income tax	(605,967)	(340,056)	(1,551,351)	(891,220)

Net income	4,066,194	2,029,054	10,202,897	5,743,167

Other comprehensive income:
Foreign currency translation adjustment	541,692	25,251	719,779	20,940

Total comprehensive income	$4,607,886	$2,054,305	$10,922,676	$5,764,107

Earnings per share:
Basic	$0.28	$0.15	$0.58	$0.44
Diluted	$0.25	$0.15	$0.58	$0.44

Weighted average number of shares outstanding:
Basic	14,332,731	13,297,731	14,326,138	12,989,613
Diluted	16,435,334	13,297,731	14,383,936	12,989,613

See accompanying notes to condensed consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLARS)

								Accumulated
	Preferred Stock		Common Stock		Additional			Other
	Number		Number		Paid-in	Statutory	Retained	Comprehensive
	of Shares	Amount	of Shares	Amount	Capital	Reserves	Earnings	Income	Total

Balance at January 1, 2010	-	$-	14,297,731	$14,298	$4,715,891	$1,341,687	$16,858,012	$972,916	$23,902,804
Net income	-	-	-	-	-	-	10,202,897	-	10,202,897
Foreign currency translation adjustment	-	-	-	-	-	-		719,779	719,779
Issue preferred stock and warrants	197,706	4,554,406	-	-	-	-		-	4,554,406
Beneficial conversion feature of convertible preferred stock	-	-	-	-	1,742,239	-		-	1,742,239
Amortization of preferred stock discount resulting from accounting for a beneficial conversion feature, deemed analogous to a dividend	-	-	-	-	-	-	(1,742,239)	-	(1,742,239)
Fair value of placement agent warrant liabilities	-	-	-	-	(45,493)	-		-	(45,493)
Issuance fees and costs	-	-	-	-	(162,361)	-		-	(162,361)
Preferred stock dividend	-	-	-	-	-	-	(97,464)	-	(97,464)
Appropriation of statutory reserves	-	-	-	-	-	6,349	(6,349)	-	-
Issue IR warrants					89,435				89,435
Share-based payment	-	-	35,000	35	142,979	-		-	143,014
At September 30, 2010 (Unaudited)	197,706	$4,554,406	14,332,731	$14,333	$6,482,690	$1,348,036	$25,214,857	$1,692,695	$39,307,017

See accompanying notes to condensed consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Nine Months
	Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,202,897	$5,743,167
Adjustments to reconcile net income to cash provided by operating activities:
Change in fair value of warrants	(433,201)	-
Amortization of warrants	29,812	-
Share-based compensation expense	143,014	25,000
Depreciation and amortization	761,512	756,396
(Increase) decrease in assets:
Accounts receivable	(168,972)	(78,790)
Prepayments and other receivables	(23,607)	2,693
Inventories	(130,463)	537,483
Increase (decrease) in liabilities:
Accounts payable	117,579	117,710
Other payables and accruals	(4,862)	11,498
Income tax payable	195,172	(36,400)
Trade payable due to related parties	-	6,751
Net cash provided by operating activities	10,688,881	7,085,508

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(9,984)	-
Payment of acquisition payable	-	(50,269)
Net cash used in investing activities	(9,984)	(50,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Private Placement	5,483,919	-
Increase in restricted cash	(231,025)	-
Repayment of payables for intangible asset	(881,459)	(878,207)
Advances from (repayments to) related parties	(41,966)	61,621
Net cash provided by (used in) financing activities	4,329,469	(816,586)

Foreign currency translation adjustment	691,638	17,569

INCREASE IN CASH AND CASH EQUIVALENTS	15,700,004	6,236,222

CASH AND CASH EQUIVALENTS, at the beginning of the period	20,115,677	9,198,243

CASH AND CASH EQUIVALENTS, at the end of the period	$35,815,681	$15,434,465

NON-CASH ACTIVITIES:
Share-based payments to officer under equity incentive plan	$143,014	$-

SUPPLEMENTAL DISCLOSURE INFORMATION
Income taxes paid	$1,540,789	$593,008

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

On May 19, 2009, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State to amend the Company’s Articles of Incorporation to, among other things, (1) change the name of the Company from “YzApp International Inc.” to “Shuaiyi International New Resources Development Inc.,” (2) increase the total number of shares of common stock that the Company has the authority to issue from 50,000,000 to 190,000,000 shares and (3) effect a one for 114.59 reverse split of the Company’s outstanding common stock (the “Reverse Split”). The detailed description of the amendment was provided in the Company’s Form 8-K filed on May 26, 2009.

On January 11, 2010, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada, pursuant to which the Company further changed its name from "Shuaiyi International New Resources Development Inc." to "Nutrastar International Inc.".

As of September 30, 2010, details of the subsidiaries of the Company are as follows:

	Domicile and		Percentage
	date of		of effective
Subsidiaries’ names	incorporation	Paid-up capital	ownership	Principal activities

New Zealand WAYNE’S New Resources Development Co., Ltd (“New Resources”)	British Virgin Islands March 13, 2008	$50,000	100%	Holding company of the other subsidiaries
Heilongjiang Shuaiyi New Energy Development Co., Ltd (“Heilongjiang Shuaiyi”)	People’s Republic of China (“PRC”) July 11, 2006	RMB60,000,000	100%	Principally engaged in investment holding
Daqing Shuaiyi Biotech Co., Ltd. (“Daqing Shuaiyi”)	PRC August 8, 2005	RMB10,000,000	100%	Growing and sales of Chinese Golden Grass, which is widely used for Chinese medicine
Harbin Shuaiyi Green & Specialty Food Trading LLC. (“Harbin Shuaiyi”)	PRC May 18, 2001	RMB1,500,000	100%	Sales of agricultural products
Oriental Global Holdings Limited	Hong Kong May 28, 2010	-	100%	Holding company of the other subsidiaries
Harbin Baixin Biotech Development Co., Ltd	PRC July 13, 2010	-	100%	Chinese Golden Grass cultivation technology research and development, services and Chinese Golden Grass products wholesale

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2      BASIS OF PRESENTATION

These interim condensed consolidated financial statements are unaudited. In the opinion of management, all material adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The (a) condensed consolidated balance sheet as of December 31, 2009, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2009.

These condensed consolidated financial statements include the financial statements of Nutrastar and its subsidiaries. All significant inter-company balances or transactions have been eliminated on consolidation.

Research and development costs

Research and development costs are expensed as incurred. For the nine months ended September 30, 2010 and 2009, research and development costs were $ 45,087 and $26,923, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. The total amount of advertising costs charged to selling, general and administrative expense were $38,416 and $1,098 for the nine months ended September 30, 2010 and 2009, respectively.

Shipping and handling costs

Costs of shipping and handling of products to customers are included in selling, general and administrative expense. Shipping and handling costs for the nine months ended September 30, 2010 and 2009 were insignificant.

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

	September 30, 2010	December 31, 2009
Balance sheet items, except for equity accounts	US$1=RMB6.7011	US$1=RMB6.8282

	Three months ended September 30,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB6.7725	US$1=RMB6.8310

	Nine months ended September 30,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB6.8069	US$1=RMB6.8321

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

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The adoption of this update did not have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	September 30,	December 31,
				2010	2009

Liabilities:
Derivative instruments −	$—	$704,166	$—	$704,166	$—
Warrants
Total	$—	$704,166	$—	$704,166	$—

The carrying values of cash and cash equivalents, trade and other receivables and payables approximate their fair values due to the short maturities of these instruments.

There was no asset or liability measured at fair value on a non-recurring basis as of September 30, 2010 and December 31, 2009.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5      RESTRICTED CASH

As of September 30, 2010, $231,025 in total was held in escrow arising from agreements in conjunction with the private placement transaction consummated in June 2010, which is further disclosed in Note 14.

Restricted cash consisted of the following:

	September 30	December 31
	2010	2009
	(Unaudited)

Compensation for Chief Financial Officer	$231,025	$-
Total	$231,025	$-

NOTE 6      ACCOUNTS RECEIVABLE

No allowance has been established as management has determined that all accounts receivable are deemed collectible.

NOTE 7      INVENTORIES

Inventories by major categories are summarized as follows:

	September 30	December 31
	2010	2009
	(Unaudited)

Raw materials	$188,730	$183,934
Work in progress	295,915	294,983
Finished goods	275,636	137,156
Total	$760,281	$616,073

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8      PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	September 30	December 31
	2010	2009
	(Unaudited)

Prepayments	$126,290	$12,812
Other receivables	209,103	238,423
	$335,393	$251,235

NOTE 9     INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	September 30	December 31
	2010	2009
	(Unaudited)

Computer software, cost	$1,482	$1,454
Exclusive right to use a secret process, cost	4,478,675	4,395,309
Less: Accumulated amortization	(2,016,582)	(1,649,361)
	$2,463,575	$2,747,402

In April 2006, the Company purchased from a third party a ten-year exclusive right to use a secret process and method in the cultivation and growing of Chinese Golden Grass, which is widely used for Chinese medicine, for a cash consideration of RMB30,000,000, payable over five years. The exclusive right is amortized over its term of ten years using the straight-line method.

Amortization expenses for the nine months ended September 30, 2010 and 2009 were $330,715 and $329,495, respectively.

NOTE 10      PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30	December 31
	2010	2009
	(Unaudited)

Cost:
Buildings	$11,893,795	$11,672,404
Office equipment	25,694	15,264
Machinery	130,719	128,286
Motor vehicles	55,882	54,842
Total cost	12,106,090	11,870,796
Less: Accumulated depreciation	(1,939,850)	(1,474,289)
Net book value	$10,166,240	$10,396,507

Depreciation expenses for the nine months ended September 30, 2010 and 2009 were $430,797 and $426,901, respectively.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11      OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

	September 30	December 31
	2010	2009
	(Unaudited)

Accrued staff costs	$429,916	$370,395
Other taxes payable	21,689	25,030
Other payables	5,362	58,079
	$456,967	$453,504

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

The intangible assets have been fully paid for as of September 30, 2010.

NOTE 13      ACQUISITION PAYABLE

The acquisition payable represents the transfer price of RMB60,000,000, equivalent to USD 8,736,833, payable by New Resources for the acquisition of 100% equity interest in Heilongjiang Shuaiyi, as further discussed in Note 21, the acquisition payable is due for payment in full on or before December 31, 2010 by New Resources to the Shuaiyi Founders who are also shareholders of the Company. See Notes 19(b) and 21.

On October 22, 2010, the Company consummated a restructuring plan whereby the Shuaiyi Founders obtained from New Resources 100% equity interest in Heilongjiang Shuaiyi. As a result of the restructuring, the Company is no longer obligated for the outstanding acquisition payable of $8.9 million. See Note 23(c).

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

Pursuant to the Securities Purchase Agreement, a written request was received from the Preferred Stock holders on July 14, 2010 and the Company filed the Registration Statement on August 11, 2010. The Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”) on September 15, 2010.

Escrow Agreement

In connection with the Securities Purchase Agreement, the Company entered into an escrow agreement (the "Escrow Agreement") pursuant to which the parties agreed to deposit the investment amount received from the investors into escrow to be released upon the occurrence of the events set forth in the Escrow Agreement. In addition, the Company agreed that $100,000 out of the investment amount will remain in escrow and will be disbursed to an investor relations firm hired by the Company, all of which has been released to investor relations firm during the third quarter of 2010. The Company also agreed that an additional $250,000 will remain in escrow and will be used as compensation for the Chief Financial Officer of the Company, of which $18,975 has been released during the third quarter of 2010 and the rest of $231,025 will remain in escrow (See Note 5).

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14      SHAREHOLDERS’ EQUITY (CONTINUED)

Allocation of Proceeds in the Private Placement (continued)

The guidance provided in ASC 470-20-30-5 has been applied to the amount allocated to the convertible Preferred Stock, and the effective conversion price has been used, to measure the intrinsic value, if any, of the embedded conversion option. The fair value of the embedded conversion feature of the Series A Preferred Stock of $1,114,444 and $627,795 were calculated using the intrinsic value model in accordance with the guidance provided in ASC Topic 470-20-30-6 (formerly EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”), limited to the amount of the proceeds allocated to the convertible instrument on June 7, 2010 and June 28, 2010, respectively. The intrinsic value of the beneficial conversion feature was calculated by comparing the effective conversion price, which was determined based on the proceeds from the private placement allocated to the convertible Series A Preferred Stock, and the market price of the Company’s common stock of $3.2 and $3.16 on June 7, 2010 and June 28, 2010, respectively. The fair value of $1,114,444 and $627,795 of the beneficial conversion feature has been recognized as a reduction to the carrying amount of the convertible Series A Preferred Stock and an addition to paid-in capital.

The following table sets out the allocation of the proceeds from the Private Placement:

Proceeds of the private placement on June 7, 2010	$3,524,342
Allocation of proceeds to Warrants	(689,944)
Allocation of proceeds to beneficial conversion feature	(1,114,444)
Amortization of discount resulting from the accounting for a beneficial conversion feature	1,114,444
Convertible Series A Preferred Stock at September 30, 2010	$2,834,398
Expenses related to private placement	(114,567)
Convertible Series A Preferred Stock (net of fees and expenses) at September 30, 2010	$2,719,831

Proceeds of the private placement on June 28, 2010	$2,121,938
Allocation of proceeds to Warrants	(401,930)
Allocation of proceeds to beneficial conversion feature	(627,795)
Amortization of discount resulting from the accounting for a beneficial conversion feature	627,795
Convertible Series A Preferred Stock at September 30, 2010	$1,720,008
Expenses related to private placement	(47,794)
Convertible Series A Preferred Stock (net of fees and expenses) at September 30, 2010	$1,672,214

In accordance with ASC Topic 470-20-30-6, the discount on the Series A Preferred Stock resulting from the accounting for a beneficial conversion feature was amortized and charged to retained earnings, because the Series A Preferred Stock are immediately convertible upon issuance and have no stated redemption date. Amortization of the discount resulting from the accounting for a beneficial conversion feature is considered analogous to a return to holders of perpetual preferred stock and has been accounted for as a reduction to net income available to common stockholders for the purpose of calculation of earnings per share.

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

Optional Conversion: Shares of the Series A Preferred Stock are optionally convertible into fully paid and non-assessable shares of Common Stock at a conversion rate calculated by dividing (i) $28.00 per share plus any declared, accrued but unpaid dividends by (ii) the conversion price (the “Conversion Price”), which is initially $2.80 per share, subject to adjustment as provided in the Certificate. Initially, each share of Series A Preferred Stock is convertible into 10 shares of Common Stock.

Mandatory Conversion: All outstanding shares of the Series A Preferred Stock will automatically convert to shares of Common Stock, subject to the conversion restrictions set forth in the Certificate (the "Mandatory Conversion"), at the earlier to occur of (i) the Company’s shares of Common Stock being listed on the New York Stock Exchange, the NYSE Amex, the NASDAQ Global Market, the NASDAQ Global Select Market or the NASDAQ Capital Market (each, a "National Stock Exchange") and the registration statement on Form S-1 or such other appropriate form promulgated by the SEC registering the Common Stock underlying the Securities pursuant to the Securities Purchase Agreement being declared effective by the Commission, and (ii) 12 months from the date that the Company's shares of Common Stock are first listed on a National Stock Exchange.

Adjustment to Conversion Price: If the Company shall issue any additional stock without consideration or for consideration per share less than the Conversion Price in effect immediately prior to the issuance of such Additional Stock, then such Conversion Price in effect immediately prior to such issuance shall be adjusted to a price determined by multiplying such Conversion Price by a fraction:

Sum of (x) the number of shares of Common Stock outstanding immediately prior to the issuance of such additional stock plus (y) the number of shares of Common Stock that the aggregate consideration received by the Company for the total number of such additional stock so issued would purchase at Conversion Price (divided by) (x) the number of shares of Common Stock outstanding immediately prior to the issuance of such additional stock plus (y) the number of shares of such additional stock so issued.

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

The Company has evaluated the terms of the Series A Preferred Stock and determined that the Series A Preferred Stock, without embodying an obligation for the Company to repurchase or to settle by transferring assets, is not a liability in accordance with the guidance provided in ASC Topic 480, Distinguishing Liabilities from Equity.

Also, the Series A Preferred Stock has no redemption clause at all, it is not a mezzanine equity (out of permanent equity) in accordance with the requirement of ASC 480-10-S99.

The Series A Preferred Stock is not subject to redemption (except on liquidation) and the holders of the Series A Preferred Stock are entitled to vote together with common stock holders on an as-converted basis. The Series A Preferred Stock, excluding the embedded conversion option, are considered to be an equity instrument and accordingly, the embedded conversion option has not been separated and accounted for as a derivative instrument liability.

Common Stock Purchase Warrants

Series C Warrants

In conjunction with the issuance of the Series A Preferred Stock, the Company issued Series C Warrants to the investors and the placement agent in aggregate to purchase up to 617,008 shares and 371,493 shares of Common Stock on June 7, 2010 and June 28, 2010, respectively, at an exercise price of $3.40 per share issued and outstanding. The Series C Warrants have a term of exercise expiring 3 years from the issuance date. The Series C Warrants at the option of the holder, may be exercised by cash payment of the exercise price or, the holder may satisfy its obligation to pay the exercise price through a "cashless exercise."

The Company will not receive any additional proceeds to the extent that the Series C Warrants are exercised by cashless exercise.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14      SHAREHOLDERS’ EQUITY (CONTINUED)

Common Stock Purchase Warrants (continued)

Series C Warrants (continued)

The exercise price and number of shares of Common Stock issuable upon exercise of the Series C Warrants may be adjusted for: 1) upon issuance of additional stock lower than the exercise price. 2) upon subdivision or combination of common stocks 3) rights upon distribution of assets and other dilutive events.

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

As of September 30, 2010, the fair value of these outstanding Series C Warrants was determined to be $754,395, accordingly, the Company recorded $382,972 in other income related to the change in the fair value of the Series C Warrants. There is no cash flow impact for the warrant liability until the Series C Warrants are exercised.

The following table presents a reconciliation of the warrant liabilities measured at fair value on a recurring basis using significant unobservable input (Level 2) from January 1, 2010 to September 30, 2010:

Warrant liabilities
Balance at January 1, 2010	$-
Issuance of warrants	1,137,367
Change in fair value included in earnings	(131,088)
Balance at June 30, 2010	$1,006,279
Change in fair value included in earnings	(302,113)
Balance at September 30, 2010	$704,166

On May 27, 2010, the Company entered into an investor relations agreement with a consultant in which the consultant would provide certain consulting services to the Company for a term of one year. In exchange for the consulting services provided, the consultant should receive (i) a cash fee of $100,000 and (ii) 100,000 warrants (the “IR Warrants”) at an exercise price of $3.80. The above 100,000 IR Warrants was issued on July 1, 2010. The grant-date fair value of each of these IR warrants was estimated at $89,435 using Black-Scholes valuation model.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14      SHAREHOLDERS’ EQUITY (CONTINUED)

Common Stock Purchase Warrants (continued)

Warrants issued and outstanding at September 30, 2010, and changes during the nine months then ended, are as follows:

		Weighted	Average
	Number of	Average	Remaining
	underlying	Exercise	Contractual Life
	shares	Price	(years)

Outstanding at December 31, 2009	500,000	$3.63	2.96
Granted	1,088,501	3.44	3.00
Forfeited	-	-	-
Exercised	-	-
Outstanding at September 30, 2010 (Unaudited)	1,588,501	$3.50	2.54
Exercisable at September 30, 2010 (Unaudited)	1,588,501	$3.50	2.54

The market value of the Company’s common stock at September 30, 2010 was $2.59. The outstanding warrants had no intrinsic value at September 30, 2010.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16      SHARE-BASED COMPENSATION

On January 1, 2010, the Company entered into a stock option agreement with Mr. Daniel K. Lee (“Mr. Lee”), the then Chief Financial Officer of the Company, under the Company’s 2009 Equity Incentive Plan. Pursuant to the terms of the Stock Option Agreement, Mr. Lee was granted options (the “Options”) to purchase an aggregate 250,000 shares of common stock of the Company, among which, an option to purchase 100,000 shares will be vested in 2011 with an exercise price of $7.00 per share, an option to purchase 100,000 shares will be vested in 2012 with an exercise price of $10.00 per share and an option to purchase 50,000 shares will be vested in 2013 with an exercise price of $10.00 per share. Each of the Options expires three years after its respective vesting date.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16      SHARE-BASED COMPENSATION (CONTINUED)

Accordingly, the Company recognized compensation expense of $105,875, related to the restricted shares granted to Mr. Lee, which vested before his resignation, for the nine months ended September 30, 2010, based on the estimated grant-date fair value of $3.025 of the Company’s common stock.

Before January 1, 2010, the Company’s common stock had been traded on a limited basis. The Company has determined the fair value of its common stock as of January 1, 2010 based on the volume weighted average of the fair value of the Company’s common stock issued in the private placement of shares and warrants to unaffiliated investors on December 17, 2009 and the closing prices of Company’s common stock traded during January 2010.

On July 16, 2010, the Company entered into a stock option agreement with Mr. Robert Tick (“Mr. Tick”), the Chief Financial Officer of the Company, under the Company’s 2009 Equity Incentive Plan. Pursuant to the terms of the Stock Option Agreement, Mr. Tick was granted options (the “CFO Options”) to purchase an aggregate 150,000 shares of common stock of the Company, consisting of, an option to purchase 75,000 shares that will vest in 2011 with an exercise price of $5.00 per share, and an option to purchase 75,000 shares that will vest in 2012 with an exercise price of $7.00 per share. Each of the CFO Options expires three years after their respective vesting dates.

According to the Stock Option Agreement, in the event Mr. Tick’s employment with the Company is terminated for any reason except for death or disability, he may exercise the CFO Options only to the extent that the CFO Options would have been exercisable on the termination date and no later than three months after the termination date. If Mr. Tick’s employment is terminated because of his death or disability, the CFO Options may be exercised only to the extent that such CFO Options would have been exercisable by Mr. Tick on the termination date and must be exercised by Mr. Tick no later than twelve months after the termination date. If the employment is terminated for Cause as defined in the Stock Option Agreement, the CFO Options will terminate immediately. In no event will the CFO Options be exercised later than December 31, 2015.

Summary of CFO Options issued and outstanding at September 30, 2010 and the movements during the nine months then ended are as follows:

Average
		Weighted-		Contractual
	Number of	Average	Aggregate	Life
	underlying	Exercise Price	Intrinsic	Remaining in
	shares	Per Share	Value (1)	Years

Outstanding at December 31, 2009	-	$-	$-	-
Granted	150,000	5.00	-	5.50
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2010 (Unaudited)	150,000	$5.00	$-	5.25
Exercisable at September 30, 2010 (Unaudited)	-	$-	$-	-

(1)	The market value of the Company’s common stock at September 30, 2010 was $2.59. The outstanding CFO Options had no intrinsic value at September 30, 2010.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 16      SHARE-BASED COMPENSATION (CONTINUED)

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly the Company recognized compensation expense of $5,472 for the nine months ended September 30, 2010.

On the same date, the Company also entered into a restricted shares grant agreement (the "Restricted Shares Grant Agreement") under the Company’s 2009 Equity Incentive Plan with Mr. Tick. Pursuant to the terms of the Restricted Shares Grant Agreement, the Company granted to Mr. Tick 150,000 restricted shares (the “Restricted Shares”) of the Company’s common stock subject to the vesting schedule therein. If Mr. Tick’s service with the Company ceases for any reason other than Mr. Tick’s (a) death, (b) Disability, (c) Retirement, or (d) termination by the Company without cause, any unvested restricted shares will be automatically forfeited to the Company.

The Restricted Shares vest under the following schedule:

Number of Shares	Vesting Date
25,000	December 31, 2010
25,000	June 30, 2011
25,000	December 31, 2011
25,000	June 30, 2012
25,000	December 31, 2012
25,000	June 30, 2013

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

Accordingly, the Company recognized compensation expense of $31,667, related to the restricted shares granted to Mr. Tick for the nine months ended September 30, 2010, based on the estimated grant-date fair value of the Company’s common stock of $3.00.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17      EARNINGS PER SHARE

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	For the three months		For the nine months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income available to common shareholders:
- Net income	$4,066,194	$2,029,054	$10,202,897	$5,743,167
Less: Preferred stock dividend	(83,716)	-	(97,464)	-
Less: Beneficial conversion feature of convertible preferred stock	-	-	(1,742,239)	-
Income available to common shareholders (Basic)	$3,982,478	$2,029,054	$8,363,194	$5,743,167
Add: Preferred stock dividend	83,716	-	-	-
Income available to common shareholders (Diluted)	$4,066,194	2,029,054	8,363,194	5,743,167

Weighted average number of shares:
- Basic	14,332,731	13,297,731	14,326,138	12,989,613
- Effect of diluted convertible preferred stock	1,977,060	-	-	-
- Effect of dilutive warrants, options and restricted stock units	125,543	-	57,798	-
- Diluted	16,435,334	13,297,731	14,383,936	12,989,613

Net income per share
- Basic	$0.28	$0.15	$0.58	$0.44
- Diluted	$0.25	$0.15	$0.58	$0.44

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

The diluted earnings per share calculation for the three months ended September 30, 2010 did not include the warrants and CFO options to purchase up to 1,588,501 and 150,000 shares of common stock respectively, because their effect was anti-dilutive.

The diluted earnings per share calculation for the nine months ended September 30, 2010 did not include the warrants and CFO options to purchase up to 350,000 and 150,000 shares of common stock respectively and the effect of convertible preferred stock, because their effect was anti-dilutive.

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

The Company’s income tax expense consisted of:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current income tax – PRC	$(605,967)	$(340,056)	$(1,551,351)	$(891,220)
Deferred	-	-	-	-

Income tax expenses	$(605,967)	$(340,056)	$(1,551,351)	$(891,220)

A reconciliation of the provision for income taxes determined at the local income tax to the Company’s effective income tax rate is as follows:

	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Pre-tax income	$4,672,161	$2,369,110	$11,754,248	$6,634,387

United States federal corporate income tax rate	34%	34%	34%	34%
Income tax computed at United States statutory
Corporate income tax rate	(1,588,535)	(805,497)	(3,996,444)	(2,255,692)
Impact of tax holiday of Daqing Shuaiyi	589,954	301,697	1,515,874	835,479
Loss not recognized as deferred tax assets	(43,540)	(15,466)	(100,475)	(58,418)
Change in fair value of warrants	102,718	-	147,288	-
Rate differential for PRC earnings	341,973	212,279	895,409	597,515
Non-deductible expenses and non-taxable income	(8,537)	(33,069)	(13,003)	(10,104)

Effective tax (expense) benefit	$(605,967)	$(340,056)	$(1,551,351)	$(891,220)

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18      INCOME TAXES (CONTINUED)

The Company had deferred tax assets as follows:

	September 30	December 31
	2010	2009
	(Unaudited)

Net operating losses carried forward	$292,170	$355,212
Less: Valuation allowance	(292,170)	(355,212)
Net deferred tax assets	$-	$-

As of September 30, 2010 and December 31, 2009, the Company had $ 859,323 and $1,044,740, net operating loss carryforwards available to reduce future taxable income which will expire in various years through 2029. It is more-likely-than-not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of September 30, 2010 and December 31, 2009, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the nine month periods ended September 30, 2010 and 2009, and no provision for interest and penalties is deemed necessary as of September 30, 2010 and December 31, 2009.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or its withholding agent. The statute of limitations extends to five years under special circumstances, which are not clearly defined. In the case of a related party transaction, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19      RELATED PARTY TRANSACTIONS

(a)	Due from(to) related parties

	September 30	December 31
	2010	2009
	(Unaudited)

Due to related parties:
Due to Ms. Lianyun Han, Chairperson, CEO and President of the Company	$50,738	$49,794

The amount due to Ms. Lianyun Han was non-interest bearing, unsecured and without fixed repayment date.

(b)	Acquisition payable

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

According to the PRC rules and regulations, New Resources is required to settle the transfer price for acquisition of Heilongjiang Shuaiyi by way of remittance of the RMB60,000,000 to Shuaiyi Founders within three months from the issue of the new business license. However, New Resources has obtained the approval of the relevant business bureau for the extension of the time to one year until December 1, 2009. On January 4, 2010, the relevant PRC regulatory agency further extended the payment due date to June 30, 2010. On July 12, 2010, the relevant PRC regulatory agency further extended the payment due date to December 31, 2010. As of September 30, 2010, New Resources had only paid $50,269 of the transfer price and, accordingly, the corresponding Subordinated Loan has not been drawn yet. The acquisition payable due to the Shuaiyi Founders comprised:

	September 30	December 31
	2010	2009
	(Unaudited)

Ms. Lianyun Han, Chairperson, CEO and President of the Company	$6,064,204	$5,951,326
Ms. Nana Jiang	283,834	278,551
Mr. Chunming Zhang , director of the Company	358,150	351,484
Mr. Weihan Zhang, director of a subsidiary of the Company and the son of Ms. Lianyun Han	447,688	439,354
Family members of Ms. Lianyun Han	895,376	878,708
Ms. Yuehong Luan	417,245	409,478
Other Shuaiyi Founders	436,048	427,932
Total	$8,902,545	$8,736,833

See Note 23 for the restructuring of the equity interest in Heilongjiang Shuaiyi consummated in October 2010.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19      RELATED PARTY TRANSACTIONS (CONTINUED)

(c)	Purchase of goods

For the nine months ended September 30, 2010 and 2009, the Company purchased rice amounting to $Nil and $655,099, respectively, from Heilongjiang Shuaiyi Technology Development Co., Ltd. (“Shuaiyi Technology”). Shuaiyi Technology and the Company are under common control and management.

(d)	Lease of land

For the nine months ended September 30, 2010 and 2009, the Company paid rental expense of $6,776 and $6,751 for land to Shuaiyi Technology.

NOTE 20      CONCENTRATION OF CREDIT RISK

As of September 30, 2010 and December 31, 2009, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the nine months ended September 30, 2010 and 2009, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of September 30, 2010 and December 31, 2009 also arose in the PRC.

Except for one customer who accounted for 34% of the Company’s revenue for the nine months ended September 30, 2010, there was no other single customer who accounted for more than 10% of the Company’s revenue for either the nine months ended September 30, 2010 or 2009.

As of September 30, 2010, six customers accounted for 23%, 21%, 19%, 11%, 10% and 10% of total accounts receivable of the Company. As of December 31, 2009, five customers accounted for 18%, 13%, 12%, 12% and 12% of accounts receivable of the Company. Except as disclosed, no other customer accounted for 10% or more of the Company’s accounts receivable as of September 30, 2010 or December 31, 2009.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21      COMMITMENTS AND CONTINGENCIES

(a)	Operating leases

The Company has entered into tenancy agreements for the leases of an exhibition hall and land with a third party and a related company, Shuaiyi Technology (see 19(d)), respectively, for the purposes of the operation of its subsidiaries. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of September 30, 2010 are as follows:

(Unaudited)

Remainder of fiscal year ending December 31, 2010	$8,114
Fiscal year ending December 31, 2011	9,178
Fiscal year ending December 31, 2012	9,178
Fiscal year ending December 31, 2013	9,178
Fiscal year ending December 31, 2014	9,178
Thereafter	119,309
Total	$164,135

(b)	PRC employee costs

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

See Note 23 for the restructuring of the equity interest in Heilongjiang Shuaiyi consummated in October 2010.

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

Throughout the nine months ended September 30, 2010 and 2009, all of the Company’s operations were carried out in one geographical segment - China.

The Company’s segment revenue and results for the nine months ended September 30, 2010 and 2009 are as follows:

		Other
	Chinese	Agricultural	Corporate
Nine months ended September 30, 2010	Golden Grass	Products	unallocated	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Segment revenue from external customers	$15,379,058	$1,309,012	$-	$16,688,070

Segment profit (loss)	$12,126,991	$89,897	$(462,640)	$11,754,248
Income from operations before income taxes				$11,754,248

Segment assets	$37,220,661	$1,205,791	$11,736,955	$50,163,407
Total assets				$50,163,407
Other segment information:
Depreciation and amortization	$754,176	$4,412	$2,924	$761,512
Expenditure for segment assets	$9,213	$-	$771	$9,984

		Other
	Chinese	Agricultural	Corporate
Nine months ended September 30, 2009	Golden Grass	Products	unallocated	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited))	(Unaudited)

Segment revenue from external customers	$8,696,141	$2,853,103	$-	$11,549,244

Segment profit (loss)	$6,287,874	$578,505	$(231,992)	$6,634,387
Income from operations before income taxes				$6,634,387

Segment assets	$25,239,717	$1,182,395	$3,359,748	$29,781,860
Total assets				$29,781,860
Other segment information:
Depreciation and amortization	$748,444	$5,889	$2,063	$756,396
Expenditure for segment assets	$878,207	$-	$-	$878,207

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22      SEGMENT INFORMATION (CONTINUED)

		Other
	Chinese	Agricultural	Corporate
Three months ended September 30, 2010	Golden Grass	Products	unallocated	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Segment revenue from external customers	$6,070,466	$391,057	$-	$6,461,523

Segment profit (loss)	$4,732,660	$16,872	$(77,371)	$4,672,161
Income from operations before income taxes				$4,672,161

Segment assets	$37,220,661	$1,205,791	$11,736,955	$50,163,407
Total assets				$50,163,407

Other segment information:
Depreciation and amortization	$503,713	$2,952	$1,955	$508,620
Expenditure for segment assets	$4,687	$-	$-	$4,687

		Other
	Chinese	Agricultural	Corporate
Three months ended September 30, 2009	Golden Grass	Products	unallocated	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Segment revenue from external customers	$3,257,025	$308,936	$-	$3,565,961

Segment profit (loss)	$2,415,268	$19,468	$(65,626)	$2,369,110
Income from operations before income taxes				$2,369,110

Segment assets	$25,239,716	$1,182,396	$3,359,748	$29,781,860
Total assets				$29,781,860

Other segment information:
Depreciation and amortization	$248,862	$1,962	$688	$251,512
Expenditure for segment assets	$878,349	$-	$-	$878,349

NOTE 23      SUBSEQUENT EVENTS

(a)

On October 5, 2010, the Company entered into separate independent director contracts (the "Director Contracts") and indemnification agreements (the "Indemnification Agreements") with each of its newly elected independent directors. Pursuant to the Director Contracts, the Company granted, under the Company’s 2009 Equity Incentive Plan, a total of 90,000 restricted shares (together, the "Restricted Shares"), as compensation for the services to be provided by them as independent directors. Under the terms of the Indemnification Agreements, the Company agreed to indemnify the Independent Directors against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the Independent Directors in connection with any proceeding if the Independent Directors acted in good faith and in the best interests of the Company. The Restricted Shares will vest in equal installments on a semi-annual basis over a two-year period.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23      SUBSEQUENT EVENTS (CONTINUED)

(b)

Also on October 5, 2010, the Company entered into an indemnification agreement with its chief financial officer (the “CFO”) pursuant to which the Company agreed to indemnify the CFO against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the CFO in connection with any proceeding if the CFO acted in good faith and in the best interests of the Company.

(c)

On October 22, 2010, New Resources, a wholly-owned British Virgin Islands subsidiary of the Company, entered into an equity transfer agreement with the Shuaiyi Founders of Heilongjiang Shuaiyi, pursuant to which New Resources transferred all of its equity interests in Heilongjiang Shuaiyi, a wholly-owned Chinese subsidiary of New Resources, to Shuaiyi Founders for free (the “Equity Transfer”).

In connection with the Equity Transfer, the Shuaiyi Founders, the Company’s indirectly wholly-owned Chinese subsidiary incorporated on July 13, 2010 , Harbin Baixin Biotech Development Co., Ltd. (“Harbin Baixin”) and Heilongjiang Shuaiyi entered into the following commercial arrangements (the “Contractual Arrangement” and together with the Equity Transfer, the “Restructuring”), pursuant to which the Company has contractual rights to control and operate the businesses of Heilongjiang Shuaiyi and Heilongjiang's two Chinese subsidiaries, Daqing Shuaiyi and Harbin Shuaiyi and together with Heilongjiang Shuaiyi and Daqing Shuaiyi, the “VIEs”:

Pursuant to a technical service agreement, entered into by and between Harbin Baixin and Heilongjiang Shuaiyi, Harbin Baixin will provide certain exclusive technical services to Heilongjiang Shuaiyi in exchange for the payment by Heilongjiang Shuaiyi of a service fee that is calculated based on the market price in light of the particulars of the service and the time of such service provided by Harbin Baixin;

Pursuant to an exclusive purchase option agreement, entered into by and among Harbin Baixin, the Shuaiyi Founders and Heilongjiang Shuaiyi, the Shuaiyi Founders granted to Harbin Baixin an option to purchase at any time during the term of this agreement, all or part of the equity interests in Heilongjiang Shuaiyi (the “Equity Interests”), at the exercise price equal to the lowest possible price permitted by Chinese laws;

Pursuant to a voting rights proxy agreement, entered into by and among Harbin Baixin, the Shuaiyi Founders and Heilongjiang Shuaiyi, each of the Shuaiyi Founders irrevocably entrusted Harbin Baixin and any entities or individuals designated by Harbin Baixin to, among others, exercise its voting rights and other rights as a shareholder of Heilongjiang Shuaiyi; and

Pursuant to an equity pledge agreement, entered into by and among Harbin Baixin, the Shuaiyi Founders and Heilongjiang Shuaiyi, the Shuaiyi Founders pledged all of the Equity Interests to Harbin Baixin to secure the full and complete performance of the obligations and liabilities on the part of the Shuaiyi Founders and Heilongjiang Shuaiyi under this and above contractual arrangements (the Pledge Agreement together with the Service Agreement, the Option Agreement, the Voting Rights Agreement and the Equity Transfer Agreement, the “Restructuring Documents”).

As a result of the Restructuring, the Company transferred all of its indirect equity interests in Heilongjiang Shuaiyi back to the Shuaiyi Founders, among whom, Ms. Lianyun Han became a majority shareholder of Heilongjiang Shuaiyi by owning 68.3% equity interest in Heilongjiang Shuaiyi. At the same time, through the Contractual Arrangement, the Company maintains substantial control over the VIEs’ daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. As the primary beneficiary of the VIEs, the Company is entitled to consolidate the financial results of the VIEs in its own consolidated financial statements under Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities (collectively, “ASC Topic 810”).

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23      SUBSEQUENT EVENTS (CONTINUED)

On October 22, 2010, the Company consummated the Restructuring as contemplated by the Restructuring Documents and as a result, the Shuaiyi Founders obtained all of the Company’s indirect equity interests in the VIEs. Also on October 22, 2010, Heilongjiang Shuaiyi entered into a termination agreement with each of the Shuaiyi Founders, pursuant to which, the loan agreement and the promissory note, dated December 8, 2008, as amended (the “Loan Agreement”), was terminated and the parties have no further obligations and rights under the Loan Agreement. As a result of the Restructuring, the Company is no longer obligated for the outstanding acquisition payable of $8.9 million.

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

Certain Terms

Except as otherwise indicated by the context,

  “BVI” refers to the British Virgin Islands;
  “China,” “Chinese” and “PRC,” refer to the People’s Republic of China;
  “Daqing Shuaiyi” refers to Daqing Shuaiyi Biotech Co., Ltd., our indirect wholly-owned subsidiary at September 30,2010, a Chinese company;
  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.
  “Harbin Baixin” refers to Harbin Baixin Biotech Development Co., Ltd., our indirect, wholly-owned subsidiary, a Chinese company;
  “Harbin Shuaiyi” refers to Harbin Shuaiyi Green & Specialty Food Trading LLC, our indirect wholly-owned subsidiary at September 30,2010, a Chinese company;
  “Heilongjiang Shuaiyi” refers to Heilongjiang Shuaiyi New Energy Development Co., Ltd. our indirect wholly-owned subsidiary at September 30,2010, a Chinese company;
  “New Resources” refers to New Zealand WAYNE’s New Resources Development Co., Ltd., our direct, wholly-owned subsidiary, a BVI company;
  “Nutrastar,” “we,” “us,” “our company” and “our” refer to the combined business of Nutrastar International Inc., a Nevada corporation, and / or its consolidated subsidiaries as of September 30,2010, as the case may be;
  “Oriental Global” refers to Oriental Global Holdings Limited, our indirect, wholly-owned subsidiary, a Hong Kong company;
  “Renminbi” and “RMB” refer to the legal currency of China;
  “SEC” refers to the United States Securities and Exchange Commission;
  “Securities Act” refers to the Securities Act of 1933, as amended; and
  “U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

Effective May 19, 2009, we implemented a 1-for-114.59 reverse stock split of issued and outstanding shares of our common stock. Except where specifically indicated, all common share information (including information related to warrants to purchase common stock) has been restated to reflect the 1-for-114.59 reverse split.

Overview of Our Business

We are a holding company that operates through our indirect wholly-owned subsidiary at September 30, 2010, or VIE, Heilongjiang Shuaiyi, a leading producer and supplier of premium Traditional Chinese Medicine (“TCM”) consumer products including commercially cultivated Cordyceps Militaris, or “Chinese Golden Grass” in China. We specialize in developing, processing, marketing and distributing a variety of premium branded TCM consumer products consisting of Chinese Golden Grass and functional health beverages featuring Chinese Golden Grass as a core ingredient. We also markets and distributes organic and specialty food agricultural and nutraceutical products.

Our primary product is Chinese Golden Grass, also known as Cordyceps Militaris. Cordyceps Militaris is a species of parasitic fungus that is typically found in high mountainous areas of China. It is a precious ingredient in TCM, as Cordyceps Militaris is widely believed in China to offer high medical and health benefits by nourishing the yin, boosting the yang, and invigorating the meridians of the lungs, livers and kidneys. Through several years of laboratory tests, we developed the technology to commercially grow and produce Cordyceps Militaris in 2006. We generated 93.9% and 91.3% of our revenues from Chinese Golden Grass for the three months ended September 30, 2010 and 2009, respectively. We believe that we own 19% of the market share in the cultivated Chinese Golden Grass industry. We plan to continue to focus on premium branded TCM consumer products featuring Chinese Golden Grass, which is our fastest growing product line with the greatest market demand and a significantly high profit margin.

We also sell organic and specialty food products through our VIE, Harbin Shuaiyi, which was formed in 2001. After years of development, we believe that we have become the largest wholesale distributor of organic and specialty food in Heilongjiang Province, China.

Third Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the third quarter of 2010, which resulted in continued growth in our revenues and net income.

The following are some financial highlights for the third quarter of 2010:

  Revenues: Our revenues were approximately $6.46 million for the third quarter of 2010, an increase of 81.2% from the same quarter of last year.

  Gross Margin: Gross margin was 81.8% for the third quarter of 2010, as compared to 77.8% for the same period in 2009.

  Operating Profit: Operating profit was approximately $4.43 million for the third quarter of 2010, an increase of 88.3% from $2.35 million of the same period last year.

  Net Income: Net income was approximately $4.07 million for the third quarter of 2010, an increase of 100.4% from the same period of last year.

  Fully diluted earnings per share was $0.25 for the third quarter of 2010.

Recent Development

On October 5, 2010, we elected Mr. Henry Ngan, Ms. Virginia P’an and Mr. Jianbing Zhong as directors of the Company. Our board of directors determined that each newly elected director is an "independent director" as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules. Each newly elected director was also appointed to the newly established Audit Committee, Compensation Committee and Governance and Nominating Committee of the board of directors. Mr. Ngan was appointed as the Chair of the Audit Committee, Ms. P’an was appointed as the Chair of the Compensation Committee and Mr. Zhong was appointed as the Chair of the Governance and Nominating Committee.

On the same day, we entered into separate independent director contracts and indemnification agreements with each of the new directors pursuant to which we granted, under the Company’s 2009 Equity Incentive Plan, to Mr. Ngan 40,000 restricted shares of our common stock, to Ms. P’an 30,000 restricted shares and to Mr. Zhong 20,000 restricted shares, as compensation for the services to be provided by them as our independent directors. For additional information regarding the appointment of our independent directors, please see our current report on Form 8-K filed on October 8, 2010 and the exhibits attached thereto.

On October 22, 2010, our subsidiary, New Resources, entered into an equity transfer agreement with nine original shareholders, or the Founders, of Heilongjiang Shuaiyi, pursuant to which New Resources transferred all of its equity interests in Heilongjiang Shuaiyi back to the Founders. As a result, the equity transfer agreement between New Resources and the Founders, dated July 28, 2008, was terminated and New Resources’ obligations to pay off the transfer price for the equity interest in Heilongjiang Shuaiyi to the Founders were discharged. In connection with the equity transfer, the Founders, Harbin Baixin and Heilongjiang Shuaiyi also entered into a series of commercial arrangements, pursuant to which we obtained contractual rights to control and operate the businesses of Heilongjiang Shuaiyi and its subsidiaries, or collectively, the VIEs, indirectly through Harbin Baixin. We, accordingly, became the primary beneficiary of the VIEs. As a result, we are allowed to consolidate the financial results of the VIEs into our consolidated financial statements under Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities. For more detailed information regarding the equity transfer and the commercial arrangements, please see our current report on Form 8-K filed on October 28, 2010 and the exhibits attached thereto. In connection with the Equity Transfer, a series of contractual arrangements have been made by the parties, pursuant to which the Company has contractual rights to control and manage the business of the VIEs indirectly through Harbin Baixin.

On October 22, 2010, Heilongjiang Shuaiyi entered into a termination agreement with each of the Founders, pursuant to which, the loan agreement and the promissory note, dated December 8, 2008, as amended, or the Loan Agreement, was terminated and the parties have no further obligations and rights under the Loan Agreement.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues

Revenues	6,462	100%	3,566	100%
Cost of goods sold	(1,178)	(18.2)%	(793)	(22.2)%

Gross Profit	5,284	81.8%	2,773	77.8%

Selling expenses	(305)	(4.7)%	(88)	(2.4)%
General and administrative expenses	(546)	(8.4)%	(331)	(9.3)%

Income from operations	4,433	68.6%	2,354	66.0%

Other income and (expenses)
Interest income	25	0.4%	19	0.5%
Change in fair value of warrants	302	4.7%	-	-%
Exchange loss	(88)	(1.4)%	(4)	(0.1)%

Income before income tax	4,672	72.3%	2,369	66.4%

Provision for income tax	(606)	(9.4)%	(340)	(9.5)%
Net income	4,066	62.9%	2,029	56.9%

Revenues. Our revenues are generated from sales of our products. Revenues increased by approximately $2.90 million, or 81.2%, to approximately $6.46 million for the three months ended September 30, 2010, from approximately $3.57 million for the same period in 2009. This increase was mainly attributable to the increase in sales of our core product, Chinese Golden Grass, driven by the continued increase in market demand combined with an increase in average selling price. Our Chinese Golden Grass’ average selling price increased by approximately 20% during the three months ended September 30, 2010 compared with the same period in 2009.

Our business operations can be categorized into two segments based on the type of products we manufacture and sell, specifically (i) Chinese Golden Grass, and (ii) other agricultural products. The following table shows the different segments comprising our total sales revenue:

Sales Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30,		Percent
	2010	2009	Change

Components of Sales Revenue
Chinese Golden Grass	$6,071	$3,257	86.4%
Other agricultural products	391	309	26.5%
Total revenues	$6,462	$3,566	81.2%

Cost of Goods Sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of goods sold increased by $0.39 million, or 48.5%, to approximately $1.18 million for the three months ended September 30, 2010 from approximately $0.79 million during the same period in 2009. This increase was mainly due to the increase in our sales. As a percentage of revenues, the cost of goods sold decreased to 18.2% for the three months ended September 30, 2010 from 22.2% in 2009. Such decrease of cost of goods sold as a percentage of revenues was mainly attributable to the increase in the average selling price of our Chinese Golden Grass for the three months ended September 30, 2010 from the same period in 2009 and economy of scale on the fixed cost portion of the cost of goods sold.

Gross Profit. Our gross profit is equal to the difference between our revenues and cost of goods sold. Our gross profit increased by approximately $2.51 million, or 90.6%, to approximately $5.28 million for the three months ended September 30, 2010 from approximately $2.77 million during the same period in 2009. Gross profit as a percentage of revenues, or gross margin, was 81.8% for the three months ended September 30, 2010, an increase of 4% from 77.8% during the same period in 2009. Our gross profit increase because of the increase in the average selling price our Chinese Golden Grass for the three months ended September 30, 2010 and economy of scale on the fixed cost portion of the cost of goods sold.

Selling Expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, and other sales related costs. Selling expenses increased by approximately $0.22 million, or 247.1%, to approximately $0.31 million for the three months ended September 30, 2010 from approximately $0.09 million during the same period in 2009. As a percentage of revenues, selling expenses increased to 4.7% for the three months ended September 30, 2010 from 2.4% for the same period in 2009. The increase in the amount and percentage of selling expenses was mainly attributable to the increase in sales commissions and sales related cost associated with the new product introductions.

General and Administrative Expense. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased approximately $0.21 million, or 65.0%, to approximately $0.55 million for the three months ended September 30, 2010 from approximately $0.33 million for the same period in 2009. Such increase in the amount of general and administrative expenses was mainly attributable to the increase of service related expenses associated with legal and audit fees. As a percentage of revenues, general and administrative expenses decreased to 8.4% for the three months ended September 30, 2010 from 9.3% for the same period in 2009. The decrease in the amount of general and administrative expenses as a percentage of revenue was mainly attributable to the more significant increase of our revenues for the three months ended September 30, 2010 compared with the same period in 2009.

Income Before Income Tax. Income before income tax increased by approximately $2.30 million, or 97.2%, to approximately $4.67 million during the three months ended September 30, 2010 from approximately $2.37 million during the same period in 2009. As a percentage of revenues, income before income tax increased to 72.3% during the three months ended September 30, 2010 from 66.4% during the same period in 2009. The increase of income before income tax is mainly attributable to the increase in revenues and the decrease in cost of goods sold partially offset by the increase in selling, general and administrative expenses described above.

Income Taxes. Nutrastar International Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Nutrastar International Inc. had no income taxable in the United States for the three months ended September 30, 2010. New Resources was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes. Oriental Global was formed in Hong Kong and under the current laws of Hong Kong, is not subject to income taxes. Our PRC subsidiaries are subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing rules, both of which became effective on January 1, 2008.

Under the EIT, newly established high-technology enterprises, such as Daqing Shuaiyi, are entitled to a three-year 50% tax reduction. Daqing Shuaiyi has been subject to a 12.5% income tax rate since 2008 and Harbin Shuaiyi was subject to a tax rate of 25% in 2009 and is subject to a tax rate of 25% in 2010.

Income tax increased by approximately $0.27 million to approximately $0.61 million for the three months ended September 30, 2010 from approximately $0.34 million for the same period in 2009. We paid more tax in 2010 because of the increase in sales and taxable income.

Net Income. Net income increased by approximately $2.04 million, or 100.4% to approximately $4.07 million for the three months ended September 30, 2010 from approximately $2.03 million for the same period of 2009, as a result of the factors described above.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues

Revenues	16,688	100%	11,549	100%
Cost of goods sold	(3,123)	(18.7)%	(3,733)	(32.3)%

Gross Profit	13,565	81.3%	7,816	67.7%

Selling expenses	(710)	(4.3)%	(281)	(2.4)%
General and administrative expenses	(1,522)	(9.1)%	(944)	(8.2)%

Income from operations	11,333	67.9%	6,591	57.1%

Other income and (expenses)
Interest income	92	0.6%	50	0.4%
Change in fair value of warrants	433	2.6%	-	-%
Exchange loss	(103)	(0.6)%	(7)	(0.1)%

Income before income tax	11,754	70.4%	6,634	57.4%

Provision for income tax	(1,551)	(9.3)%	(891)	(7.7)%

Net income	10,203	61.1%	5,743	49.7%

Revenues. Revenues increased by approximately $5.14 million, or 44.5%, to approximately $16.69 million for the nine months ended September 30, 2010, from approximately $11.55 million for the same period in 2009. This increase was mainly attributable to the increase in demand of our core products combined with the increase in average selling price and product mix shift towards smaller packages with higher gross margins. Our Chinese Golden Grass’ average selling price increased by approximately 20% during the nine months ended September 30, 2010 compared with the same period in 2009.

Our business operations can be categorized into two segments based on the type of products we manufacture and sell, specifically (i) Chinese Golden Grass, and (ii) other agricultural products. The following table shows the different segments comprising our total sales revenue:

Sales Revenue by Product Segments

(all amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended September 30,		Percent
	2010	2009	Change

Components of Sales Revenue
Chinese Golden Grass	$15,379	$8,696	76.9%
Other agricultural products	1,309	2,853	(54.1%	)
Total revenues	$16,688	$11,549	44.5%

Cost of Goods Sold. Our cost of goods sold decreased by $0.61 million, or 16.4%, to approximately $3.12 million for the nine months ended September 30, 2010 from approximately $3.73 million during the same period in 2009. This decrease was mainly due to the improved production process and economy of scale. As a percentage of revenues, the cost of goods sold decreased to 18.7% for the nine months ended September 30, 2010 from 32.3% in 2009. Such decrease of cost of goods sold as a percentage of sales was mainly attributable to the increase of sales volume of small package products with higher gross margins.

Gross Profit. Our gross profit increased by approximately $5.75 million, or 73.6%, to approximately $13.57 million for the nine months ended September 30, 2010 from approximately $7.82 million during the same period in 2009. Gross profit as a percentage of revenues, or gross margin, was 81.3% for the nine months ended September 30, 2010, an increase of 13.6% from 67.7% during the same period in 2009. Such percentage increase was mainly due to the change in product mix to smaller packages with higher gross margins combined with the decrease in cost of goods sold due to the improved production process and economy of scale.

Selling Expenses. Our selling expenses increased by approximately $0.43 million, or 152.7%, to approximately $0.71 million for the nine months ended September 30, 2010 from approximately $0.28 million during the same period in 2009. As a percentage of revenues, selling expenses increased to 4.3% for the nine months ended September 30, 2010 from 2.4% for the same period in 2009. The increase in the amount and percentage of selling expenses was mainly attributable to the increase in sales commission due to our higher revenues and sales related cost associated with new product introductions.

General and Administrative Expenses. General and administrative expenses increased by approximately $0.58 million, or 61.3%, to approximately $1.52 million for the nine months ended September 30, 2010 from approximately $0.94 million for the same period in 2009. As a percentage of revenues, general and administrative expenses increased to 9.1% for the nine months ended September 30, 2010 from 8.2% for the same period in 2009. The increase in the amount and percentage of general and administrative expenses was mainly attributable to the increase of service related expenses associated with legal and audit fees.

Income Before Income Tax. Income before income tax increased by approximately $5.12 million, or 77.2%, to approximately $11.75 million during the nine months ended September 30, 2010 from approximately $6.63 million during the same period in 2009. As a percentage of revenues, income before income tax increased to 70.4% during the nine months ended September 30, 2010 from 57.4% during the same period in 2009. The increase of income before income tax is mainly attributable to the increase in gross profit described above.

Income Taxes. Income tax increased by approximately $0.66 million to approximately $1.55 million for the nine months ended September 30, 2010 from approximately $0.89 million for the same period in 2009. We paid more tax in 2010 because of the increase in sales and taxable income.

Net Income. Net income increased by approximately $4.46 million, or 77.7% to approximately $10.20 million for the nine months ended September 30, 2010 from approximately $5.74 million for the same period of 2009, as a result of the factors described above.

Business Segment Information

Our business operations can be categorized into two segments based on the type of products we manufacture and sell, specifically (i) Chinese Golden Grass, and (ii) other agricultural products.

For the nine months ended September 30, 2010, our sales revenue from our Chinese Golden Grass was approximately $15.38 million, and our sales revenue from our other agricultural products was approximately $1.31 million.

We grow and sell our Chinese Golden Grass through Daqing Shuaiyi. Harbin Shuaiyi is mainly engaged in the business of selling our other agricultural products.

Additional segment information regarding our products can be found at Note 22 in our unaudited consolidated financial statements contained under Part I, Item I “FINANCIAL STATEMENTS” above.

Liquidity and Capital Resources

General

As of September 30, 2010, we had cash and cash equivalents (excluding restricted cash) of approximately $35.82 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$10,689	$7,086
Net cash (used in) investing activities	(10)	(50)
Net cash provided by (used in) financing activities	4,329	(817)
Foreign currency translation adjustment	692	17
Net cash flow	15,700	6,236

Operating Activities

Net cash provided by operating activities was approximately $10.69 million for the nine-month period ended September 30, 2010, which is an increase of approximately $3.60 million from approximately $7.09 million net cash provided by operating activities for the same period of 2009. Cash provided by operating activities during the period was mainly attributable to the net income of $10.20 million.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash used in investing activities for the nine-month period ended September 30, 2010 was approximately $0.01 million, which is a decrease of approximately $0.04 million from net cash used in investing activities of approximately $0.05 million for the same period of 2009.

Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2010 was approximately $4.33 million, which is an increase of approximately $5.15 million from approximately ($0.82) million net cash used in financing activities for the same period of 2009. The increase of the cash provided by financing activities was mainly due to gross proceeds of approximately $5.65 million from the capital raising in June 2010.

On June 7 and June 28, 2010, we consummated two closings of a private placement transaction and issued in aggregate 197,700 units at a purchase price of $28.56 per unit for gross proceeds of approximately $5.65 million. Each unit consists of one share of our Series A Preferred Stock with an initial one-to-ten conversion ratio into shares of our common stock and a warrant to purchase five shares of common stock at an exercise price of $3.40 per share.

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

  Intangible assets. The Company’s intangible assets include a ten-year exclusive right to use a secret process and computer software. The Company accounts for its intangible assets pursuant to FASB ASC Subtopic 350-30, “General Intangibles Other Than Goodwill”. Under ASC 350-30-35, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Intangibles within definite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology.

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

  Foreign currency translation. The Company uses the United States dollars (“US Dollar” or “US$” or “$”) for financial reporting purposes. The PRC subsidiaries within the Company maintains the books and records intheir functional currency, Chinese Renminbi (“RMB”), being the lawful currency in the PRC. Assets and liabilities of the PRC subsidiaries are translated from RMB into US Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statement of operations are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income. The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China. The value of RMB against U.S. dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s results and financial position in terms of U.S. dollar reporting.

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

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The adoption of this update did not have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lianyun Han and Mr. Robert Tick, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Lianyun Han and Mr. Robert Tick concluded that as of September 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended September 30, 2010 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBITS.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Termination Agreement, dated October 22, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 15, 2010

NUTRASTAR INTERNATIONAL INC.

By: /s/ Lianyun Han
Lianyun Han
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Robert Tick
Robert Tick
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Termination Agreement, dated October 22, 2010