Form 10-K
period 2010-12-31
Nutrastar International Inc.
filed 2011-03-29
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 000-52899

NUTRASTAR INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0264950
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)     Yes [_] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [_]	Accelerated Filer [_]

Non-Accelerated Filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes [_] No [X]

As of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $14.5 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 14,459,411 shares of the registrant’s common stock outstanding as of March 25, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NUTRASTAR INTERNATIONAL INC.

Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2010

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context, references in this report to:

  “BVI” refers to the British Virgin Islands;

  “China,” “Chinese” and “PRC,” refer to the People’s Republic of China;

  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

  “Nutrastar,” “we,” “us,” “our company” and “our” refer to Nutrastar International Inc., a Nevada corporation, its subsidiaries, and, in the context of describing our operations and business, and consolidated financial information, include our VIE Entities;

  “Renminbi” and “RMB” refer to the legal currency of China;

  “SEC” refers to the United States Securities and Exchange Commission;

  “Securities Act” refers to the Securities Act of 1933, as amended;

  “U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States; and

  “VIE Entities” means our consolidated variable interest entities, including Heilongjiang Shuaiyi New Energy Development Co., Ltd. and its subsidiaries as depicted in our organizational chart on page 6 below.

Effective May 19, 2009, we implemented a 1-for- 114.59 reverse stock split of issued and outstanding shares of our common stock. Except where specifically indicated, all common share information (including information related to warrants to purchase common stock) has been restated to reflect the 1-for-114.59 reverse split.

PART I

ITEM 1. BUSINESS.

Business Overview

We are a China based leading producer and supplier of premium branded Traditional Chinese Medicine consumer products including commercially cultivated Chinese Golden Grass (Cordyceps Militaris), organic and specialty food products and functional health beverages. Through our VIE Entities, we specialize in developing, processing, marketing and distributing a variety of consumer products as described in more detail below.

Our primary product is Chinese Golden Grass, also known as Cordyceps Militaris. Cordyceps Militaris is a species of parasitic fungus that is typically found in north-eastern mountainous China. It is a precious ingredient in traditional Chinese medicine, as Cordyceps Militaris is widely believed in China to offer high medical and health benefits by nourishing the yin, boosting the yang, and invigorating the meridians of the lungs and kidneys. According to Georges Halpern's Healing Mushrooms, certain research has shown that Cordyceps Militaris may boost the immune system, and can be used as a supplement for combating certain effects of fatigue and aging, the occurrences of certain tumors, and combating arteriosclerosis and certain gastrointestinal disorders, as well as reducing blood pressure. In addition, Cordyceps Militaris has significantly high economic values. According to Halpern, wild Cordyceps Militaris can cost as much as $10,000 per kilogram. Due to the extremely sensitive growing conditions of Cordyceps Militaris, it is very difficult to grow the plant in a man-made environment. Through several years of laboratory tests, we developed a technology to commercially grow and produce Cordyceps Militaris in 2006. We generated 90.9% and 78.7% of our revenues from Chinese Golden Grass for fiscal years 2010 and 2009, respectively. We believe that we own 19% of the worldwide market share in the cultivated Chinese Golden Grass industry. We plan to continue to focus on Chinese Golden Grass based consumer products, which is our fastest growing product line with the greatest market demand and a significantly high profit margin.

We also sell organic and specialty food products through our VIE Entity, Harbin Shuaiyi Green & Specialty Food Trading LLC, or Harbin Shuaiyi, which was formed in 2001. After years of development, we believe that we have become the largest wholesale distributor of organic and specialty food in Heilongjiang Province, China.

We introduced the Chinese Golden Grass based functional health beverages in the fourth quarter of 2010. The non-carbonized beverage products were developed internally and contain the Chinese Golden Grass as a key ingredient. The products are currently being marketed directly to consumers in select cities in Jiangsu Province through various distribution channels.

Corporate History and Structure

General

We were originally incorporated in the State of Nevada on December 22, 2002. On October 15, 2003, we acquired all the outstanding common stock of YzApp Solutions Inc., a company under common control. We sold our ownership in YzApp Solutions Inc. on December 3, 2008. Following incorporation, we engaged in the business of developing software which allowed us to act as an application service provider acting as a conduit between retailers and financial institutions. Because this business was not successful, we were focused on the identification of suitable businesses with which to enter into a business opportunity or business combination until December 23, 2008, when we completed our reverse acquisition of New Zealand WAYNE’s New Resources Development Co., Ltd., or New Resources. As a result of our reverse acquisition of New Resources, we are no longer a shell company and active business operations were revived.

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

On January 11, 2010, we changed our name to Nutrastar International Inc. to more accurately reflect our marketing and branding strategy and our products. Our common stock has been quoted on the OTC Bulletin Board under the new symbol NUIN.OB since January 20, 2010.

Background and History of New Resources and Heilongjiang Shuaiyi

New Resources is a holding company, which was incorporated in the BVI under the BVI Business Company Act on March 13, 2008. New Resources was wholly-owned by New Zealand WAYNE's Investment Holdings Co., Ltd., or the Shareholder, a BVI company, before we acquired New Resources on December 23, 2008.

Heilongjiang Shuaiyi New Energy Development Co., Ltd., or Heilongjiang Shuaiyi, was established on July 11, 2006 under the laws of the PRC. Heilongjiang Shuaiyi has two wholly-owned subsidiaries, Daqing Shuaiyi Biotech Co., Ltd., or Daqing Shuaiyi, and Harbin Shuaiyi. On July 28, 2008, pursuant to a restructuring plan intended to ensure compliance with regulatory requirements of the PRC, the nine original shareholders of Heilongjiang Shuaiyi, or the Founders, including our chairperson and chief executive officer, Lianyun Han, entered into an equity transfer agreement, or the Equity Transfer Agreement, with New Resources, pursuant to which the Founders transferred all of their equity interests in Heilongjiang Shuaiyi to New Resources for a purchase price of RMB 60 million (approximately $8.8 million). As a result, New Resources became the 100% owner of Heilongjiang Shuaiyi and, indirectly, Daqing Shuaiyi and Harbin Shuaiyi.

On December 8, 2008, Heilongjiang Shuaiyi entered into a separate loan agreement and promissory notes, or the Notes, with each of the Founders, pursuant to which Heilongjiang Shuaiyi borrowed an aggregate of RMB 60 million (approximately $8.8 million) from the Founders, which amount is exactly equal to the proceeds that they were entitled to receive for the transfer of their ownership of Heilongjiang Shuaiyi under the Equity Transfer Agreement. The Notes bear no interest and are payable in successive equal yearly payments beginning on the tenth anniversary of the Notes, December 8, 2018, and within the first month of each year thereafter. The final payment is due on January 1, 2028. On February 12, 2009, Heilongjiang Shuaiyi and the Founders amended the Notes, pursuant to which the Founders subordinated any right to receive any payment with respect to this loan to the payment or provision for payment in full of all claims of all present and future creditors of Heilongjiang Shuaiyi.

On December 23, 2008, pursuant to a share exchange agreement, we completed a reverse acquisition transaction of New Resources whereby we issued to the Shareholder 689,390 shares of our series A preferred stock, constituting approximately 94% of our issued and outstanding capital stock on a fully-diluted basis, in exchange for all of the issued and outstanding capital stock of New Resources. New Resources thereby became our wholly owned subsidiary and the Shareholder became our controlling stockholder.

VIE Restructuring

According to relevant Chinese laws, the equity interest transfer price should be paid by New Resources to the Founders in full within a certain period of time after Heilongjiang Shuaiyi obtained the new business license. Because New Resources would not be able to pay off the equity interest transfer price within such required time period, New Resources and the Founders decided to transfer all of the equity interests in Heilongjiang Shuaiyi owned by New Resources back to the Founders. On October 22, 2010, our subsidiary, New Resources, entered into an equity transfer agreement with the Founders, pursuant to which New Resources transferred all of its equity interests in Heilongjiang Shuaiyi back to the Founders. As a result, the equity transfer agreement between New Resources and the Founders, dated July 28, 2008, was terminated and New Resources’ obligations to pay off the transfer price for the equity interest in Heilongjiang Shuaiyi to the Founders were discharged.

In connection with the equity transfer, the Founders, our indirectly wholly-owned Chinese subsidiary, Harbin Baixin Biotech Development Co., Ltd., or Harbin Baixin, and Heilongjiang Shuaiyi entered into the following commercial arrangements, or collectively, VIE Agreements, pursuant to which we have contractual rights to control and operate the businesses of Heilongjiang Shuaiyi and Heilongjiang's two Chinese subsidiaries, Daqing Shuaiyi and Harbin Shuaiyi:

  Pursuant to a technical service agreement, or the Service Agreement, entered into by and between Harbin Baixin and Heilongjiang Shuaiyi, Harbin Baixin will provide certain exclusive technical services to Heilongjiang Shuaiyi in exchange for the payment by Heilongjiang Shuaiyi of a service fee that is calculated based on the market price in light of the particulars of the service and the time of such service provided by Harbin Baixin;

  Pursuant to an exclusive purchase option agreement, or the Option Agreement, entered into by and among Harbin Baixin, the Founders and Heilongjiang Shuaiyi, the Founders granted to Harbin Baixin an option to purchase at any time during the term of this agreement, all or part of the equity interests in Heilongjiang Shuaiyi, or the Equity Interests, at the exercise price equal to the lowest possible price permitted by Chinese laws;

  Pursuant to a voting rights proxy agreement, or the Voting Rights Agreement, entered into by and among Harbin Baixin, the Founders and Heilongjiang Shuaiyi, each of the Founders irrevocably entrusted Harbin Baixin and any entities or individuals designated by Harbin Baixin to, among others, exercise its voting rights and other rights as a shareholder of Heilongjiang Shuaiyi; and

  Pursuant to an equity pledge agreement, the Pledge Agreement, entered into by and among Harbin Baixin, the Founders and Heilongjiang Shuaiyi, the Founders pledged all of the Equity Interests to Harbin Baixin to secure the full and complete performance of the obligations and liabilities on the part of the Founders and Heilongjiang Shuaiyi under this and above contractual arrangements.

As a result of the above contractual arrangements, or the Contractual Arrangements, we transferred all of our indirect equity interests in Heilongjiang Shuaiyi back to the Founders, among whom, Ms. Lianyun Han became a majority shareholder of Heilongjiang Shuaiyi by owning 68.3% equity interest in Heilongjiang Shuaiyi. At the same time, we maintain substantial control over the VIE Entities’ daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. Furthermore, as the primary beneficiary of the VIE Entities, we are entitled to consolidate the financial results of the VIE Entities in our own consolidated financial statements under Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities, or ASC Topic 810.

On October 22, 2010, Heilongjiang Shuaiyi also entered into a termination agreement with each of the Founders, pursuant to which, the Notes were terminated and none of the parties will have any further obligations and rights thereunder.

Private Placement Transactions

On December 17, 2009, we completed a private placement transaction and sold 1,000,000 shares of our common stock to certain accredited investors at $2.50 per share for a total of $2.5 million pursuant to a securities purchase agreement. In addition, we issued to each of the investors two warrants to purchase in aggregate 500,000 shares of our common stock, including a Series A warrant having a term of three years with an exercise price of $3.25 per share and a Series B warrant having a term of three years with an exercise price of $4.00 per share, both of which are subject to the usual adjustments for certain corporate events.

In addition, pursuant to the securities purchase agreement, the Shareholder agreed to place a total of 1,000,000 shares of the Company’s common stock held by it into escrow to secure the make good obligations described below on behalf of the investors. Under the securities purchase agreement, the Shareholder agreed that: (i) in the event that our consolidated financial statements reflect less than $9,000,000 of after-tax income for the fiscal year ending December 31, 2010, it will transfer to the investors, on a pro rata basis, for no additional consideration, 500,000 shares of our common stock owned by it; and (ii) in the event that our consolidated financial statements reflect less than $11,000,000 of after-tax net income for the fiscal year ending December 31, 2011, it will transfer to the investors, on a pro rata basis, for no additional consideration, 500,000 shares of common stock owned by it. We achieved the 2010 performance threshold and no escrow shares have been transferred to the investors.

On May 27, 2010, we entered into a securities purchase agreement, or the 2010 Securities Purchase Agreement, with certain investors, pursuant to which, we agreed to issue and sell up to an aggregate of 250,000 Units at a purchase price of $28.56 per Unit, for an aggregate purchase price of up to $7,140,000, or the Aggregate Purchase Price. Each Unit consists of (i) one share of a newly designated series A preferred stock, par value $0.001 per share, or the Series A Preferred Stock, with an initial one-to-ten conversion ratio into shares of the Company’s common stock, par value $0.001 per share, and (ii) warrants to purchase five shares of common stock at an exercise price of $3.40 per share, or the Series C Warrants. In addition, Gilford Securities Incorporated, as the placement agent of this transaction, received from the investors a fee equal to 2% of the Aggregate Purchase Price and Series C Warrants to purchase 2% of the aggregate number of shares of common stock that shares of Series A Preferred Stock to be issued under the 2010 Securities Purchase Agreement are convertible into.

In connection with the 2010 Securities Purchase Agreement, we filed a Certificate of Designation of Series A Preferred Stock with the Secretary of State of the State of Nevada, or the 2010 Certificate, on May 27, 2010, which became effective upon filing. Pursuant to the 2010 Certificate, there are 300,000 shares of Series A Preferred Stock authorized.

On June 7, 2010 and June 28, 2010, we consummated the first and the second closing of the private placement transaction contemplated by the 2010 Securities Purchase Agreement, respectively, in which we issued in aggregate 197,706 Units to certain investors at a purchase price of $28.56 per unit for gross proceeds of approximately $5.65 million.

The following chart reflects our organizational structure as of the date of this report:

Business Segment Information

Our business operations can be categorized into three segments based on the type of products we manufacture and sell, specifically (i) Chinese Golden Grass, (ii) organic and specialty food products and (iii) functional health beverage.

We grow and sell our Chinese Golden Grass as well as manufacture and distribute our functional health beverages through Daqing Shuaiyi. Harbin Shuaiyi is mainly engaged in the business of selling our organic and specialty food products.

For financial information relating to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 22 to our consolidated financial statements appearing elsewhere in this annual report.

Our Industry

The nutraceutical industry is currently made up of many small and medium-sized companies that manufacture and distribute products generally intended to, or marketed for the purpose of maintaining, and sometimes improving, health and general well being. According to China Enterprises Association, there are currently over 3,000 manufacturers of nutraceutical products in China, with an annual production value of over $6.25 billion. Of these manufacturers, large enterprises with registered capital of over $12.5 million only account for 1.45%; medium-sized enterprises with registered capital under $12.5 million, but over $6.25 million, make up 38%; and workshop-style enterprises with registered capital below $12,500 make up 12.5% of the total number of manufacturers.

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

International markets for Cordyceps Militaris are mainly in the United States, Canada, Japan, Korea, Hong Kong and Southeast Asia. The European and Australian markets are also emerging. According to Market Survey of Cordyceps Militaris 2010, published by China Market Monitoring Center in 2010, the current international market demand for Cordyceps Militaris is about 1,000 tons a year, while the Chinese domestic market demand is about 500 tons a year with an annual growth rate of over 13%. With about 50 Cordyceps Militaris manufacturers in China having an aggregate production capacity of only 290 tons a year, there is a big gap between supply and demand and therefore a great potential for our Chinese Golden Grass market.

Our Competitive Strengths

We believe that our success to date and potential for future growth can be attributed to a combination of our strengths, including the following:

  High-end niche products. We sell organic and specialty food products, functional health beverages and Chinese Golden Grass products that the followers of traditional Chinese medicine believe have high nutrient concentration, potential health benefits and high value. Our products are positioned in the high-end market as premium healthy food and are distinguished from the common nutraceutical products in the market.

  Leading market position and significantly high margin. We believe we have established ourselves as a dominant player in China’s Chinese Golden Grass industry. We believe that we currently own approximately 19% of the production in the world market of Chinese Golden Grass. By successfully commercializing our Cordyceps Militaris planting technology, we believe that we have achieved economies of scale and accordingly significantly high margin that no other material competitor can match in the near future.

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

  Experienced management team with a strong track record. Our management team has extensive operating experience and industry knowledge. Lianyun Han, our founder and chief executive officer, has more than 10 years experience in operational management and business development. Robert Tick, our chief financial officer, has over 16 years experience in accounting and finance. We believe that our management team’s experience and capabilities have contributed greatly to our significant growth in the past three years.

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

  Introducing new products. We constantly evaluate our products and seek to adapt to changing market conditions by updating our products to reflect new trends in consumer preferences. We endeavor to expand our market presence by introducing additional competitive nutraceutical products to our product offerings. Our new products under development include Chinese Golden Grass based alcoholic products and oral liquids.

  Increase production capacity. Our existing production lines of Chinese Golden Grass have been running at close to full capacity while the market demand for our existing products continues to increase. In order to meet the raw material needs of our products and to expand sales of small packages of our Golden Grass products, we plan to add 10 plants to our production line, of which three plants were completed in December 2010 and expected to begin operating during the first half of 2011. We anticipate that the entire project will be completed in 2012. Annual production capacity of Golden Grass is expected to increase to 72 tons in 2011, up from 55 tons in 2010. We will convert more buildings into biotechnologically controlled cultivation plants to grow and process Cordyceps Militaris in the future.

  Further expand our distribution network to increase the prevalence of our products nationwide. Our current sales depend heavily on the sales of our large-pack products to pharmaceutical companies. To support our rapid growth in sales, we plan to further expand our distribution network by selling our small-pack products through direct sales channel, specialty stores and franchise stores. We have one-year contracts with our major distributors which normally extend for one more year by the end of the contracts. We maintain constant communications with these distributors to keep us informed regarding consumer preferences and market trends in order to develop new products. We also organize monthly product promotion meetings with the distributors to increase the sales of small package products. We are at the initial rollout phase of our functional health beverage through distribution channels in Jiangsu Province. We have contracts with local distributors which are expected to be renewed upon expiration. We plan to further expand our distribution networks by selling the functional health beverage through additional distribution channels, specialty stores, supermarkets and franchise stores.

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

Our present production capacity of Chinese Golden Grass is approximately 55 tons annually. We generated 90.9% and 78.7% of our revenues from Chinese Golden Grass for the years ended December 31, 2010 and 2009, respectively. We believe that we own approximately 19% worldwide market share in the entire cultivated Chinese Golden Grass industry. We plan to continue to focus on Chinese Golden Grass, which is our fastest growing product with the greatest market demand and a significantly high profit margin. To achieve this end, we are expanding our designed annual production capacity to 72 tons by adding three additional production facilities to produce Cordyceps Militaris.

Organic and Specialty Food

Growth in domestic demand for organic products has been driven by rising incomes in China. Through Harbin Shuaiyi, we act as either a sales agent or a distributor to market and sell organic and specialty food products supplied by third-party producers. These products mainly include Northeast Peculiar Rice. Northeast Peculiar Rice is grown in accordance with organic product standards established by the Chinese Ministry of Agriculture. To qualify as “organic,” food must be produced in an environment which relies upon natural resources, without the use of conventional pesticides, artificial fertilizers, in an appropriate ecological environment, and must undergo a series of scientific and technological quality control processes. Our Northeast Peculiar Rice is rich in protein, fiber fats, amino acids and calcium, iron, zinc, selenium and other elements and vitamins. After years of development, we believe we have become the largest wholesale distributor of organic and specialty food in Heilongjiang Province, China.

Functional Health Beverages

Through development by our Research and Development team, we introduced the functional beverages featuring the Chinese Golden Grass as a core ingredient in 2010. The beverage products are currently available in select areas in Jiangsu Providence and in our specialty stores located at Daqing City. We generated 1.8% of our revenues from our functional health beverages in 2010. In 2011, we will be targeting mass consumer markets by introducing additional variety of specialty beverage products with the health benefits of enhancing immunity, reducing fatigue, enhancing circulations, among other benefits derived from our Cordyceps Militaris

New products under development

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

  Oral liquids and alcoholic products. As an extension of our different functional beverage products, we endeavor to expand our market presence by introducing additional competitive nutraceutical products to our product offerings. Our new products under development include Chinese Golden Grass based alcoholic products and oral liquids

Marketing and Sales

Currently, we have 140 experienced sales and marketing personnel who are responsible for direct sales activities, market research, promotion and advertisement. We strengthen our market presence by employing various types of marketing strategies. We participate in trade shows such as Harbin International Fair for Trade and Economic Cooperation and Beijing Agriculture Exposition and offer seminars and lectures to local communities regarding the health benefits of our products. These activities help to promote our reputation and name recognition in the industry.

Our sales depend heavily on the sales of our large-pack products to pharmaceutical companies. To support our rapid growth in sales, we plan to further expand our distribution network by selling our small-pack products through direct sales channels, specialty stores and franchise stores.

Raw Materials and Suppliers

Our raw materials primarily consist of carbamide, wheat, glucose, citric acid, bitter salt, peptone, and pupa powder. The price for such material fluctuates depending upon market conditions. However, since we have long-term suppliers and clients, the influence of any short-term price fluctuations is not currently expected to have a material effect on the Company.

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

The following table lists major suppliers of our raw materials in 2010

(All amounts in thousands of US dollars):

		Purchasing Value
Rank	Company Name	in 2010	Location
1	Harbin Zhongan Oil Co.,Ltd	1,423	Harbin
2	Heilongjiang Xianfeng Agricultural Goods Trading Market Co., Ltd.	1,349	Harbin
3	Harbin Zhenfengyuan Bio-technology Co., Ltd.	426	Harbin
4	Nehe Laocai Grain Depot	298	Nehe
5	Daqing Qingzhong Seed Co., Ltd.	28	Daqing

Our Major Customers

The following table provides information on our major clients in fiscal year 2010

(All amounts in thousands of US dollars):

				Percentage
			Sales	of
Rank	Name	Description of Client		Total Sales
1	Lai En Century Co. Ltd.	Trading Company in China	7,724	31.9%
2	Zhejiang Wanfeng Group Pharmaceutical Co., Ltd.	Pharmaceutical Products Producer in China	1,903	7.9%
3	Disha Pharmaceutical Co., Ltd.	Pharmaceutical Products Producer in China	1,788	7.4%
4	Xi’an Yizhiliu Pharmaceutical Co., Ltd	Pharmaceutical Products Producer in China	1,665	6.9%
5	Hangzhou KangYuanTang Ganoderma Lucidum Co., Ltd.	Health Products Producer in China	1,542	6.4%

Our Competition

Most of our competitors for sales of Chinese Golden Grass products are small-sized local producers and generally have a much lower production capacity. Compared to these competitors, we believe we have a much higher production capacity and more advanced growing and production technology. Our major competitors in China include Dalian Kangrongboer Biotech Co. Ltd., Liaoning Limin Cordyceps Co. Ltd., Hebei Cangzhou Cordyceps Co. Ltd., Henan Huazhong Biotech Co. Ltd., Anshan Huayu Biotech Co. Ltd., Dalian Lanshi Cordyceps Biotech Co. Ltd., Beijing Jingdu Cordyceps Biotech Co. Ltd. , Ningqiang Likangfuxi Biotech Co.Ltd., and Shenyang Juxin Cordyceps Co. Ltd.

Research and Development

Our research and development activities focus on developing new products and new technologies. We currently have 21 employees dedicated to research and development. Since 2003, we have also maintained a close cooperation relationship with China Institute of Science, one of the most prestigious academic institutions of scientific and technological research in China, to improve commercially grown Cordyceps Militaris.

As described below, on April 10, 2006, we spent RMB 30 million (approximately $4.4 million) in acquiring the technologies of Cordyceps Militaris cultivation from Mr. Runjiao Wang. In 2010 and 2009, our research and development expenses were $114,145 and $36,728, respectively.

Intellectual Property

We currently have the following patents pending approval:

		Patent No. /	Expiration
Patent Name	Patent type	Application No.	Date	Status
Technology of Using Plastic Ware to Cultivate Cordyceps Militaris	Invention	200810064305.3	N/A	Pending
Planting Cordyceps militaris by the method of making liquid spawn.	Invention	200810064705.4	N/A	Pending
Formulation of Cordyceps Militaris and Green Bean Paste Beverage	Invention	200810064387.1	N/A	Pending
Formulation of Cordyceps Militaris and Corn Beverage	Invention	200810064389.0	N/A	Pending
Formulation of Cordyceps Militaris and Millet Beverage	Invention	200810064390.3	N/A	Pending
Formulation of Cordyceps Militaris and Red Bean Paste Beverage	Invention	200810064388.6	N/A	Pending
Formulation of Golden Grass wine	Invention	201010228010.2	N/A	Pending
Formulation of Golden Grass oral liquids.	Invention	201010228002.8	N/A	Pending

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

We have registrated the trademark of “帅亿东方神” with the Trademark Office of the State Administration for Industry and Commerce of China. We use our trademark for the sales and marketing of our products. The trademark has a term of ten years and may be continually renewed thereafter.

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

Regulation

Because our operating entities are located in the PRC, we are regulated by the national and local laws of the PRC. Currently only the general rules of commerce in China are applicable to us.

We are also subject to the PRC’s foreign currency regulations. The PRC government has controlled RMB reserves primarily through direct regulation of the conversion of RMB into other foreign currencies. Although foreign currencies, which are required for “current account” transactions, can be bought freely at authorized PRC banks, the proper procedural requirements prescribed by PRC law must be met. At the same time, PRC companies are also required to sell their foreign exchange earnings to authorized PRC banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the PRC government.

Our Employees

As of December 31, 2010, we employed a total of 321 full-time employees. The following table sets forth the number of our employees by function.

Function	Number of Employees
Capital Department	5
Sales Department	140
Production Department	123
R&D Department	21
Financial Department	13
Administrative Office	19
TOTAL	321

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages. We believe we maintain good relations with our employees.

Seasonality

The production and sale of our primary product, Chinese Golden Grass, historically have not been subject to seasonal variations.

Insurance

We do not have any business liability, interruption or litigation insurance coverage for our operations in China. Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Therefore, we are subject to business and product liability exposure. See Item 1A, “Risk Factors – We do not carry any business interruption insurance, third-party liability insurance for our production facilities or insurance that covers the risk of loss of our products in shipment.”

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

RISKS RELATED TO OUR BUSINESS

Our current business is significantly based on a single product, Chinese Golden Grass, which currently accounts for approximately 91 percent of our revenues, and we may not be able to generate significant revenue if this product fails.

Approximately 91% of our sales for the year ended December 31, 2010 come from a single product, Chinese Golden Grass, and our business may suffer a material adverse impact if this product fails. If we experience difficulties or obstacles in the manufacture and sale of Chinese Golden Grass, we may not be able to generate significant revenues, our business may fail and you would lose all or part of your investment in our company.

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

We rely on contractual arrangements with our VIE Entities for our operations, which may not be as effective in providing control over these entities as direct ownership.

Our operations are dependent on our VIE Entities in which we have no equity ownership interest and must rely on the Contractual Arrangements to control and operate the businesses of the VIE Entities. The Contractual Arrangements may not be as effective in providing control over these entities as direct ownership. For example, the VIE Entities may be unwilling or unable to perform their obligations under the VIE Agreements, including payment of service fees under the Service Agreement as they become due, we will not be able to conduct our operations in the manner currently planned. In addition, the VIE Entities may seek to renew their agreements on terms that are disadvantageous to us. Although we have entered into the VIE Agreements that provide us with substantial ability to control the VIE Entities, we may not succeed in enforcing our rights under them by relying on legal remedies under Chinese law, which may not be adequate. In addition, if we are unable to renew these agreements on favorable terms when these agreements expire, or to enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase.

The principal shareholder of Heilongjiang Shuaiyi has potential conflicts of interest with us, which may adversely affect our business.

Lianyun Han, our chairman and chief executive officer, is also the principal shareholder of Heilongjiang Shuaiyi. Conflicts of interests between her duties to our company and Heilongjiang Shuaiyi may arise. As Ms. Han is a director and executive officer of our company, she has a duty of loyalty and care to us when there are any potential conflicts of interests between our company and Heilongjiang Shuaiyi. Additionally, Ms. Han has entered into the Voting Rights Agreement with us and executed an irrevocable power of attorney to appoint the person designated by us to be her attorney-in-fact to vote on her behalf on all Heilongjiang Shuaiyi matters requiring shareholder approval. We cannot assure, however, that when conflicts of interest arise, Ms. Han will act completely in our interests or that conflicts of interests will be resolved in our favor. In addition, Ms. Han could violate her employment agreement with us or her legal duties by diverting business opportunities from us to others. In addition, Ms. Han may be able to cause the VIE Agreements to be performed, amended or terminated in a manner adverse to us by, among other things, failing to remit payments to us on a timely basis or operating Heilongjiang Shuaiyi so as to cause harm to our business. If we cannot resolve any conflicts of interest between us and Ms. Han, we would have to rely on legal proceedings, which could result in the disruption of our business.

Our arrangements with the VIE Entities and its shareholders may be subject to a transfer pricing adjustment by the PRC tax authorities which could have an adverse effect on our income and expenses.

We could face material and adverse tax consequences if the PRC tax authorities determine that our agreements with the VIE Entities and its shareholders were not entered into based on arm’s length negotiations. As a result, they may adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. Such an adjustment may require that we pay additional PRC taxes plus applicable penalties and interest, if any.

The exercise of our option to purchase part or all of the equity interests in the VIE Entities under the Option Agreement might be subject to approval by the PRC government and foreign ownership restrictions on the VIE Entities’ current businesses under PRC laws. Our failure to purchase the equity of the VIE Entities may impair our ability to substantially control the VIE Entities and could result in actions by VIE Entities that conflict with our interests.

Our Option Agreement with the VIE Entities gives our Chinese subsidiary, Harbin Baixin, the option to purchase all or part of the equity interests in the VIE Entities. However, the option may not be exercised by Harbin Baixin if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of the VIE Entities, to be cancelled or invalidated. Under the laws of China, if a foreign entity, through a foreign investment company that it invests in, acquires a domestic related company, China’s regulations regarding mergers and acquisitions would technically apply to the transaction. Application of these regulations requires an examination and approval of the transaction by China’s Ministry of Commerce, or MOFCOM, or its local counterparts. Also, an appraisal of the equity or assets to be acquired is mandatory. However, our local PRC counsel has advised us that local counterparts of MOFCOM hold the view that such a transaction would not require their approval.

Therefore, we do not believe at this time that an approval and an appraisal are required for Harbin Baixin to exercise its option to acquire the VIE Entities. In light of the different views on this issue, however, it is possible that the central MOFCOM office in Beijing will issue a standardized opinion imposing the approval and appraisal requirement. If we are not able to purchase the equity of the VIE Entities, then we will lose a substantial portion of our ability to control the VIE Entities and our ability to ensure that the VIE Entities will act in our interests.

PRC laws and regulations governing our businesses and the validity of certain of our Contractual Arrangements are uncertain. If we are found to be in violation of such PRC laws and regulations, our business may be negatively affected.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of the Contractual Arrangements with the VIE Entities.

Nutrastar, New Resources, Oriental Global Holdings Limited and Harbin Baixin are considered foreign investors or foreign invested enterprises under PRC law. As a result, Nutrastar, New Resources, Oriental Global Holdings Limited and Harbin Baixin are subject to limitations under PRC law on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

We have not registered our Pledge Agreement with the relevant office of the administration for industry and commerce.

Under the Pledge Agreement described in “Corporate History and Structure – VIE Restructuring”, the Founders pledged all of their equity interests in Heilongjiang Shuaiyi to Harbin Baixin to secure the full and complete performance of the obligations and liabilities on the part of the Founders and Heilongjiang Shuaiyi under the Contractual Arrangements. According to PRC Property Rights Law, which became effective on October 1, 2007, a pledge is created only when such pledge is registered with the relevant office of the administration for industry and commerce. We have not yet registered the Pledge Agreement with the relevant office of the administration for industry and commerce. We plan to register the Pledge Agreement, however in the event we are unable to register the Pledge Agreement, or are unable to enforce them, we may be unable to exert effective control over our VIE Entities, and our ability to conduct business may be materially and adversely affected.

Our sales and reputation may be affected by product liability claims, litigation, product recalls, or adverse publicity in relation to our products.

The sale of products for human consumption involves an inherent risk of injury to consumers. We face risks associated with product liability claims, litigation, or product recalls, if our products cause injury, or become adulterated or misbranded. Our products are subject to product tampering, and to contamination risks, such as mold, bacteria, insects, and other pests, and off-flavor contamination during the various stages of the procurement, production, transportation and storage processes. If any of our products were to be tampered with, or become tainted in any of these respects and we were unable to detect this, our products could be subject to product liability claims or product recalls. We cannot predict what impact such product liability claims or resulting negative publicity would have on our business or on our brand image. The successful assertion of product liability claims against us could result in potentially significant monetary damages, diversion of management resources and require us to make significant payments and incur substantial legal expenses. We do not have product liability insurance and have not made provisions for potential product liability claims. Therefore, we may not have adequate resources to satisfy a judgment if a successful claim is brought against us. Even if a product liability claim is not successfully pursued to judgment by a claimant, we may still incur substantial legal expenses defending against such a claim. Finally, serious product quality concerns could result in governmental action against us, which, among other things, could result in the suspension of production or distribution of our products, loss of certain licenses, or other governmental penalties. A widespread product recall could result in significant loss due to the cost of conducting a product recall including destruction of inventory and the loss of sales resulting from the unavailability of the product for a period of time. In addition product liability claims and product recalls could have a material adverse effect on the demand for our products and on our business goodwill and reputation. Adverse publicity could result in a loss of consumer confidence in our products.

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

Our success depends on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and product preferences. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, achieve a favorable mix of products, and refine our approach as to how and where we market and sell our products. Through development by our Research and Development team, we introduced the functional beverages featuring the Chinese Golden Grass as a core ingredient in 2010. The beverage products are currently available in select areas in Jiangsu Providence and in our specialty stores located at Daqing City. We generated 1.8% of our revenues from our functional health beverages in 2010. In 2011, we will be targeting mass consumer markets by introducing additional variety of specialty beverage products with the health benefits of enhancing immunity, reducing fatigue, enhancing circulations, among other benefits derived from our Cordyceps Militaris. While we have devoted and will continue to devote considerable effort and resources to shape, analyze and respond to consumer preferences by developing new products, consumer spending patterns and preferences cannot be predicted with certainty and can change rapidly. Our failure to adapt our product offering to respond to such changes may result in reduced demand and lower prices for our products, resulting in a material adverse effect on our sales volumes, sales and profits.

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

Our business has grown and evolved rapidly in recent years as demonstrated by our growth in net income for the fiscal year ended December 31, 2010 to $13.4 million, from $7.7 million for the fiscal year ended December 31, 2009. We may not be able to achieve similar growth in future periods, and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Moreover, our ability to achieve satisfactory production results at higher volumes is unproven. Therefore, you should not rely on our past results or our historical rate of growth as an indication of our future performance.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Lianyun Han, our chief executive officer and chairperson, and Robert Tick, our chief financial officer. The expertise of management and technical innovation of the company give it a strong competitive advantage. We do not maintain key person insurance on these individuals. The loss of any of these key employees’ services or any of our other management poses a risk to our business. We may not be able to attract or retain qualified management on acceptable terms in the future due to the intense competition for qualified personnel in our industry and as a result, our business could be adversely affected.

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

We may be exposed to potential risks relating to our internal controls over financial reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. Under current law, we are subject to this requirement beginning with our annual report for the fiscal year ended December 31, 2007. A report of our management is included under Item 9A of this report, in which our management concluded that our internal controls over our financial reporting were effective for the year ended December 31, 2010. However, in the future, our management may conclude that our internal controls over our financial reporting are not effective due to the identification of one or more material weaknesses. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

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

We are subject to the Foreign Corrupt Practice Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our company, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

There are limitations on the liability of our directors, and we may have to indemnify our officers and directors in certain instances.

Our bylaws provide that we will indemnify our officers and directors and may indemnify our employees and other agents. We may also have contractual indemnification obligations under our agreements with our executive officers and directors. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

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

We conduct substantially all of our business through our subsidiaries and VIE Entities in the PRC, which are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, most of our executive officers and directors are residents of China and not of the United States, and most of the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and PRC entities.

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

All our sales revenue and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC subsidiaries and VIE Entities may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by our PRC subsidiaries and VIE Entities under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC entities borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance our PRC entities by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the MOFCOM, or their respective local counterparts. These limitations could affect their ability to obtain foreign exchange through debt or equity financing.

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

We rely principally on dividends paid by our operating subsidiary to fund cash and financing requirements, and limitations on the ability of our operating subsidiary to make payments to us could have a material adverse effect on our ability to conduct our business and fund our operations.

We are a holding company and conduct substantially all of our business through our operating subsidiary and affiliated VIE Entities, which are limited liability companies established in China. We rely principally on dividends paid by our subsidiary for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities organized in China is subject to limitations. In particular, regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary, Harbin Baixin, is also required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reaches 50% of its registered capital. These reserves are not distributable as cash dividends. In addition, it is required to allocate a portion of its after-tax profit to its staff welfare and bonus fund at the discretion of its board of directors. Moreover, if Harbin Baixin incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Any limitation on the ability of Harbin Baixin to distribute dividends and other distributions to us could materially and adversely limit our ability to make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.

Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementation regulations, both of which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation with respect to non-Chinese enterprises or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often reside in China. A resident enterprise would be generally subject to the uniform 25% enterprise income tax rate as to its worldwide income. Substantially all of our management is currently based in China. Therefore, we may be treated as a Chinese resident enterprise for enterprise income tax purposes. The tax consequences of such treatment are currently unclear, as they will depend on how local tax authorities apply or enforce the New EIT Law or the implementation regulations.

In addition, under the New EIT Law and implementation regulations, the PRC income tax at the rate of 10% is applicable to dividends payable to investors that are “non-resident enterprises” (and that do not have an establishment or place of business in the PRC, or that have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business) to the extent that such dividends have their source within the PRC unless there is an applicable tax treaty between the PRC and the jurisdiction in which an overseas holder resides which reduces or exempts the relevant tax. Similarly, any gain realized on the transfer of shares by such investors is also subject to the 10% PRC income tax if such gain is regarded as income derived from sources within the PRC. If we are considered a PRC “resident enterprise”, it is unclear whether the dividends we pay with respect to our shares, or the gain you may realize from the transfer of our shares, would be treated as income derived from sources within the PRC and be subject to PRC tax. If we are required under the New EIT Law to withhold PRC income tax on our dividends payable to our foreign shareholders, or if you are required to pay PRC income tax on the transfer of your shares, the value of your investment in our shares may be materially and adversely affected.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer, or Circular 698, that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation (SAT) released a circular (Guoshuihan No. 698 – Circular 698) on December 15, 2009 that addresses the transfer of shares by nonresident companies. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our Company complies with the Circular 698. As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

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

We do not believe that the M&A Rule concerning the CSRC approval for acquisition of a PRC domestic company by an offshore company controlled by PRC companies or individuals applies to our reverse acquisition of New Resources because neither Nutrastar International Inc. nor New Resources was a “Special Purpose Vehicle” or an “offshore company controlled by PRC companies or individuals” as defined in the M&A Rule. If the CSRC or another PRC governmental agency subsequently determines that we must obtain CSRC approval prior to the completion of the reverse acquisition, the reverse acquisition may be unwound and we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China and limit our operating privileges in China, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares.

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

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability and limit our ability to inject capital into our PRC entities, limit our PRC entities’ ability to increase their registered capital, distribute profits to us, or otherwise adversely affect us.

On October 21, 2005, the SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or Notice 75, which became effective as of November 1, 2005. According to Notice 75, prior registration with the local SAFE branch is required for PRC residents to establish or to control an offshore company for the purposes of financing that offshore company with assets or equity interests in an onshore enterprise located in the PRC. An amendment to registration or filing with the local SAFE branch by such PRC resident is also required for the injection of equity interests or assets of an onshore enterprise in the offshore company or overseas funds raised by such offshore company, or any other material change involving a change in the capital of the offshore company. Moreover, Notice 75 applies retroactively. As a result, PRC residents who have established or acquired control of offshore companies that have made onshore investments in the PRC in the past were required to complete the relevant registration procedures with the local SAFE branch by March 31, 2006.

We have requested our shareholders who are PRC residents to make the necessary applications, filings and amendments as required under Notice 75 and other related rules. We attempt to comply, and attempt to ensure that our shareholders who are subject to these rules comply, with the relevant requirements. However, we cannot provide any assurances that all of our shareholders who are PRC residents will comply with our request to make or obtain any applicable registrations or comply with other requirements required by Notice 75 or other related rules. The failure or inability of our PRC resident shareholders to make any required registrations or comply with other requirements may subject such shareholders to fines and legal sanctions and may also limit our ability to contribute additional capital into or provide loans to the subsidiaries and VIE Entities, limit their ability to pay dividends or otherwise distribute profits to us, or otherwise adversely affect us.

Failure to comply with PRC regulations in respect of the registration of our PRC citizen employees’ shares or share options may subject such employees or us to fines and legal or administrative sanctions.

Pursuant to the Implementation Rules of the Administration Measure for Individual Foreign Exchange issued by SAFE on January 5, 2007 and Operation Rules on the Foreign Exchange Administration of the Participation of Domestic Individuals in Overseas Listed Companies’ Employee Stock Ownership Plans and Share Option Schemes issued by SAFE on March 28, 2007, PRC citizens who are granted shares or share options by an overseas listed company under its employee share option or share incentive plan are required, through the PRC subsidiary of such overseas listed company or other qualified PRC agents, to register with SAFE and complete certain other procedures related to the share option or other share incentive plan. Foreign exchange income from the sale of shares or dividends distributed by the overseas listed company may be remitted into a foreign currency account of such PRC citizen or be exchanged into RMB. In addition, the overseas listed company or its PRC subsidiary or other qualified PRC agent is required to appoint an asset manager or administrator, appoint a custodian bank and open dedicated foreign currency accounts to handle transactions relating to the share option scheme or other share incentive plan. We and our PRC employees who have been granted stock options are subject to this rule. We cannot assure you that we and our PRC optionees will complete such registration procedures in a timely manner, or at all. If we or our PRC optionees fail to comply with these regulations, we or our PRC optionees may be subject to fines and legal sanctions, which could have a material adverse effect on our business and results.

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

Our failure to pay social insurance and housing accumulation fund for all of our employees may expose us to relevant administrative penalties.

The PRC laws and regulations require all employers in China to fully contribute their own portion of the social insurance premium and housing accumulation fund for their employees within a certain period of time. Failure to do so may expose the employers to make rectification for the accrued premium and fund by the relevant labor authority. We have failed to fully contribute the social insurance premium and housing accumulation fund. As a result, we may be in violation of applicable PRC labor laws and we cannot assure you that PRC governmental authorities will not impose penalties on us for failure to comply. In addition, in the event that any current or former employee files a complaint with the PRC government, we may be subject to making up the social insurance and housing accumulation fund payment obligations as well as paying administrative fines.

Any recurrence of the Swine Flu (H1N1), severe acute respiratory syndrome, or SARS, the Avian Flu, or another widespread public health problem in the PRC could adversely affect our operations.

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

We are a Nevada holding company and most of our assets are located outside of the United States. Most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments within the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

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

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is considered as a “penny stock” and we are subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Our Articles of Incorporation authorizes our board of directors to issue up to 1,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders. These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock. In connection with our private placement transaction in June 2010, we filed the 2010 Certificate with the State of Nevada, pursuant to which we authorized 300,000 shares of Series A Preferred Stock and issued 197,706 shares of Series A Preferred Stock to the investors.

The conversion of preferred stock or exercise of warrants we issued in our previous private placements may result in dilution to the holders of our common stock and cause the price of our common stock to decline.

Dilution of the per share value of our common stock could result from the conversion of our outstanding Series A Preferred Stock issued to the investors in the recent private placement and the exercise of outstanding warrants that we issued in connection with our previous private placement transactions. As of March 25, 2011, there were 185,451 shares of our Series A Preferred Stock outstanding, which may be converted into our common stock at the option of the holders of the Series A Preferred Stock in whole or in part at any time at an initial conversion ratio of 1-for-10. In addition, as of March 25, 2011, there were outstanding warrants to purchase 1,628,041 shares of our common stock. When the conversion price of the Series A Preferred Stock or the exercise price of the warrants is less than the trading price of our common stock, the conversion of Series A Preferred Stock or the exercise of the warrants would have a dilutive effect on our shareholders. The possibility of the issuance of shares of our common stock upon the conversion of Series A Preferred Stock or exercise of the warrants could cause the trading price of our common stock to decline as well.

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

Our primary production facility is located in Daqing, Heilongjiang province, which started production in 2006. The facility consists of nine factory buildings and is located on a 410,000 square meter tract where we have leased the land use rights for twenty years from Heilongjiang Shuaiyi Technology Development Co., Ltd (“Shuaiyi Technology”). Shuaiyi Technology and our company are under common control and management.

We currently have one main operating production line and eight supplemental production lines of Chinese Golden Grass with an aggregate processing capacity of 55 tons annually.

To meet the expected growth of our business and to broaden our product portfolio, we are in the process of expanding our designed annual production capacity to 72 tons by adding three additional production facilities to produce Cordyceps Militaris.. By the end of 2010, the constructions of these new production facilities have been completed and we expect that these new facilities will start operating 2011.

Harbin Shuaiyi entered into a premise lease agreement with a PRC individual, Liye Qian, on December 28, 2005, pursuant to which Harbin Shuaiyi leased the premise located at 2nd Floor, 2nd Building, No. 41 Xiangdian Street, Xiangfang District, Harbin with an area of 2,400 square meters. The lease term is from January 1, 2006 to December 31, 2010. Harbin Shuaiyi used the facility as an exhibit center for our more than 800 green foods. We paid a monthly rent of RMB 13,000 (approximately $1,625) for using this facility. On October 1, 2010, as Harbin Shuaiyi’s legal representative, Xinjun Li entered into a lease agreement with Qingling Zhang, pursuant to which, Harbin Shuaiyi leased the premise located at No. 8, F Suite, Yueshan International Building, Harbin Development Zone with an area of 262.11 square meters. The lease term is from October 1, 2010 to October 1, 2013. We use the facility as an exhibit center for our organic and specialty food products. We paid an annual rent of RMB 200,000 (approximately $30,300) for the first year and such rent increases by 10% annually thereafter. As a result of this new lease agreement, we terminated our lease agreement with Liye Qian.

On April 23, 2008, Harbin Shuaiyi entered into another premise lease agreement with Harbin Jinhua Keji Qiye Fuhuaqi Co., Ltd., pursuant to which Harbin Shuaiyi leased the premise located on Room 739, Floor 7th, No. 41 Hanguang Street, Nangang District for office use. The lease term is from May 10, 2008 to May 10, 2010. We paid a monthly rent of RMB 1,417 (approximately $208) for using this facility. We are currently in the process of renewing this lease agreement and are allowed to use this facility at the same time.

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

ITEM 4. [REMOVED AND RESERVED].

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “NUIN.OB” on the OTC Bulletin Board but has not been traded on the OTC Bulletin Board except on a limited and sporadic basis. The CUSIP number is 67060M 107.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. These prices have been adjusted to give retroactive effect to the 1-for-114.59 reverse split of our common stock that occurred on May 19, 2009.

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2010
1st Quarter	$6.25	$3.16
2nd Quarter	3.95	1.01
3rd Quarter	3.03	2.13
4th Quarter	3.50	2.32

Year Ended December 31, 2009
1st Quarter	$28.65	$5.73
2nd Quarter	6.25	5.73
3rd Quarter	6.25	6.25
4th Quarter	6.25	6.25

(1) The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 25, 2011, there were approximately 343 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2010 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2010 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2010.

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

Overview

We are a China based leading producer and supplier of premium branded Traditional Chinese Medicine consumer products including commercially cultivated Chinese Golden Grass (Cordyceps Militaris), organic and specialty food products and functional health beverages. Through our VIE Entities, we specialize in developing, processing, marketing and distributing a variety of our agricultural and nutraceutical products.

Our primary product is Chinese Golden Grass, which is developed from Cordyceps Militaris. We sell our products through an extensive nationwide sales and distribution network covering four provinces and eight cities in China. Our Chinese Golden Grass products are grown and processed by Daqing Shuiayi, and are mainly sold to pharmaceutical companies for further processing into drugs and nutraceutical products. We generated 90.9% and 78.7% of our revenues from Chinese Golden Grass for fiscal years 2010 and 2009, respectively. We believe that we own approximately 19% market share in the entire cultivated Chinese Golden Grass industry.

We also sell organic and specialty food products through our VIE Entity, Harbin Shuaiyi, which was formed in 2001. After years of development, we believe that we have become the largest wholesale distributor of organic and specialty food in Heilongjiang Province, China.

We introduced the Chinese Golden Grass functional health beverages in the fourth quarter of 2010. The non-carbonized beverage products were developed internally and contain the Chinese Golden Grass as a key ingredient. The products are currently being marketed directly to consumers in select cities in Jiangsu Province through various distribution channels.

Our sales revenue grew by 58.1% in the fiscal year ended December 31, 2010 to approximately $24.24 million, from approximately $15.33 million for 2009. Our gross margin for 2010 was 80.9%, as compared to 70.2% for 2009.

Recent Developments

On January 24, 2011, our Board of Directors increased the size of the Board from five to seven and elected Messrs. Joshua Kurtzig and Robert Tick as directors of the Company to fill the vacancies created by such increase. Mr. Tick has been the Chief Financial Officer of the Company since July 16, 2010. The Board has also determined that Mr. Kurtzig is an “independent director” as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules.

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

  Rising Healthcare Costs and Use of Preventive Measures: Healthcare related costs have increased substantially in China. A research released by Chinese Academy of Social Sciences in 2007 indicated that the out-of-pocket health expenditures in China increased by 1,900% from 1990 to 2004. To reduce medical costs and avoid the complexities of dealing with the healthcare system, and given increasing incidence of medical problems and concern over the use and effects of prescription drugs, many consumers take preventive measures, including alternative medicines and nutritional supplements.

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

PRC

In 2007, the PRC government promulgated the New EIT Law, and the relevant implementation rules, which became effective on January 1, 2008. Under the New EIT Law and its implementation rules, all domestic and foreign investment companies will be subject to a uniform enterprise income tax at the rate of 25%. As a result, our PRC subsidiaries and VIE Entities are subject to enterprise income tax at the rates of 25% in 2008, 2009 and 2010.

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

Business Segment Information

Our business operations can be categorized into three segments based on the type of products we manufacture and sell, specifically (i) Chinese Golden Grass, (ii) organic and specialty food products and (iii) functional health beverages.

We grow and sell our Chinese Golden Grass products as well as manufacture and distribute our functional health beverages through Daqing Shuaiyi. Harbin Shuaiyi is mainly engaged in the business of selling our organic and specialty food products.

In 2010, our sales revenue from our Chinese Golden Grass was approximately $22.04 million, and our sales revenue from our organic and specialty food products was approximately $1.78 million. We introduced the functional health beverages to select markets in Jiangsu Province in the fourth quarter of 2010; as a result, revenue from our functional health beverages products was only $0.43 million in 2010.

We expect that majority of our revenue for 2011 will still be our Chinese Golden Grass products, with an increase in percentage of revenue coming from the functional health beverages as we expand our distribution channel. We also expect that sales and marketing related costs associated with branding and advertising of the functional health beverages will increase as a percentage of revenue.

Additional information regarding our products can be found at Note 22 in our audited consolidated financial statements contained elsewhere in this annual report.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

(All amounts, other than percentage, in thousands of US dollars)

	Year Ended December 31, 2010			Year Ended December 31, 2009
		As a			As a
	In	Percentage		In	Percentage
	Thousands	of Revenue		Thousands	of Revenue
Net revenue	$24,242	100%		$15,332	100%
Cost of goods sold	(4,638)	(19.1%	)	(4,564)	(29.8%	)
Gross profit	19,604	80.9%		10,768	70.2%
Selling expenses	(1,093)	(4.5%	)	(508)	(3.3%	)
General and administrative expenses	(2,723)	(11.2%	)	(1,356)	(8.8%	)
Income from operations	15,788	65.1%		8,904	58.1%
Other income and (expenses)
Interest income	124	0.5%		82	0.5%
Foreign exchange differences	(131)	(0.5%	)	(15)	(0.1%	)
Loss on disposal of fixed assets	(103)	(0.4%	)	-	-
Change in fair value of warrants	(15)	(0.1%	)	-	-
Others, net	-	-		6	-
Income before income taxes	15,663	64.6%		8,977	58.6%
Provision for income taxes	(2,219)	(9.2%	)	(1,235)	(8.1%	)
Net income	$13,444	55.5%		$7,742	$50.5%

Net Revenue. Our revenues are generated from sales of our products. Revenues increased by approximately $8.91 million, or 58.1%, to approximately $24.24 million in 2010, from approximately $15.33 million in 2009. This increase was mainly attributable to the increase in sales of our core product, Chinese Golden Grass, driven by the continued increase in market demand combined with an increase in average selling price and product mix shift towards smaller packages with higher gross margins. Our Chinese Golden Grass’ average selling price increased by approximately 20% in 2010 compared with 2009.

Our business operations can be categorized into three segments based on the type of products we manufacture and sell, specifically (i) Chinese Golden Grass, (ii) organic and specialty food products and (iii) functional health beverages.

Revenue attributed to the functional health beverages for 2010 was only $0.43 million as we began the initial rollout of the products into the market in the fourth quarter of 2010. The following table shows the different segments comprising our total sales revenue for the Chinese Golden Grass and other agricultural products:

Sales Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Year Ended December 31,		Percent
	2010	2009	Change

Components of Sales Revenue
Chinese Golden Grass	$22,038	$12,074	82.5%
Functional Health Beverages	428	-
Organic and Specialty Food Products	1,776	3,258	(45.5%	)

Total revenues	$24,242	$15,332	58.1%

Cost of Goods Sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of goods sold increased approximately $0.08 million, or 1.6%, to approximately $4.64 million in 2010 from approximately $4.56 million in 2009. This increase was mainly due to the increase in sales. As a percentage of revenues, the cost of goods sold decreased to 19.1% in 2010 from 29.8% in 2009. Such decrease was mainly attributable to the increase in sales volume of small package products with higher gross margins and improved production processes and economy of scale.

Gross Profit. Our gross profit increased approximately $8.84 million, or 82%, to approximately $19.60 million in 2010 from approximately $10.77 million in 2009. Gross profit as a percentage of revenues was 80.9% in 2010, an increase of 15.2% from 70.2% in 2009. Such percentage increase was mainly due to change in product mix to smaller packages with higher gross margins combined with the decrease in cost of goods sold due to the improved production processes and economy of scale.

Selling Expenses. Our selling expenses include sales commissions, cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, and other sales related costs. Selling expenses increased approximately $0.59 million, or 115.3%, to $1.09 million in 2010 from $0.51 million in 2009. As a percentage of revenues, selling expenses increased to 4.5% in 2010 from 3.3% in 2009. The increase in the amount and percentage of selling expenses was mainly attributable to increase in sales commission due to our higher revenues and sales related cost associated with new product introductions.

General and Administrative Expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased approximately $1.37 million, or 100.7%, to approximately $2.72 million in 2010 from approximately $1.36 million in 2009. As a percentage of revenues, general and administrative expenses increased to 11.2% in 2010 from 8.8% in 2009. The increase in the amount and percentage of general and administrative expenses was mainly attributable to the increase of service related expenses associated with legal and audit fees. In addition, we incurred more share-based payments for our employees and directors during 2010.

Income Before Income Taxes. Income before income taxes increased approximately $6.69 million, or 74.5%, to approximately $15.66 million in 2010 from approximately $8.98 million in 2009. As a percentage of revenues, income before income taxes increased to 64.6% in 2010 from 58.6% in 2009. The increase in income before income taxes is mainly attributable to the increase in our gross profit as described above.

Income Taxes. Income taxes increased approximately $0.98 million to approximately $2.22 million in 2010 from approximately $1.24 million in 2009. We paid more taxes in 2010 because of the increase in sales and taxable income.

Net Income. Net income increased approximately $5.70 million, or 73.7%, to $13.44 million in 2010 from approximately $7.74 million in 2009, as a result of the factors described above.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents (excluding restricted cash) of approximately $40.76 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Year Ended December 31,
	2010	2009
Net cash provided by operating activities	$15,345	$9,324
Net cash used in investing activities	(219)	(49)
Net cash provided by financing activities	4,405	1,621
Foreign currency translation adjustment	1,112	21
Net cash flow	$20,643	$10,917

Operating Activities

Net cash provided by operating activities was approximately $15.35 million in fiscal year ended December 31, 2010, an increase of approximately $6.02 million from approximately $9.32 million net cash provided by operating activities in fiscal year ended December 31, 2009. The increase in the cash provided by operating activities was mainly attributable to the increase in net income of $5.70 million.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash used in investing activities was approximately $0.22 million in fiscal year 2010, an increase of approximately $0.17 million from approximately $0.05 million used in investing activities in fiscal year 2009. Such increase of net cash used in investing activities was primarily attributable to purchase of plant and equipment associated with the capacity expansion in 2010.

Financing Activities

Net cash provided by financing activities for the fiscal year ended December 31, 2010 was approximately $4.40 million as compared to approximately $1.62 million provided by financing activities in fiscal year 2009. The increase of the net cash provided by financing activities was mainly attributable to the $5.48 million capital raising in June 2010 compared to the $2.5 million capital raising in 2009.

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

We believe that our cash on hand, cash flow from operations as well as the proceeds we received from the recent private placement transactions will meet our expected capital expenditure and working capital requirements for the next 12 months. However, we may in the future require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Principle of consolidation

The accompanying consolidated financial statements include the financial statements of Nutrastar and its wholly owned susidiaries, New Resources, Oriental Global and Harbin Baixin, and its variable interest entities Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi. All significant inter-company balances or transactions have been eliminated on consolidation.

The Company has evaluated the relationship with Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi and based on the result of the evaluation, believes that these entities are variable interest entities and that they are the primary beneficiary of these entities. Consequently, the Company has included the results of operations of these variable interest entities in the consolidated financial statements. The Company’s relationships with Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi are governed by a series of contractual arrangements. Under PRC laws, Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi are independent legal person and none of them is exposed to liabilities incurred by the other parties.

The financial statements of Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi are consolidated in the accompanying financial statements pursuant to the Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities. The Company does not have any non-controlling interests in net income and accordingly, did not subtract any net income in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company had a pecuniary interest in the VIEs that require consolidation of the Company’s and the VIEs’ financial statements.

Basis of preparation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the years ended December 31, 2010 and 2009 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments and warrants granted in connection with the private placement of preferred stock.

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

Derivative financial instruments

The Company evaluates all its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of income. For stock-based derivative financial instruments, the Company uses Monte-Carlo simulation methods to value the derivative instruments at inception and on subsequent valuation dates.

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

Research and development costs

Research and development costs are expensed as incurred, and are charged to general and administrative expenses. Research and development costs were $114,145 and $36,728 for the years ended December 31, 2010 and 2009, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were $117,635 and $1,915 for the years ended December 31, 2010 and 2009, respectively.

Shipping and handling costs

Substantially all costs of shipping and handling of products to customers are included in selling expense. Shipping and handling costs for the years ended December 31, 2010 and 2009 were insignificant.

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

Income taxes

The Company is subject to income taxes in the United States and other foreign jurisdictions where it operates. The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. FASB ASC Topic 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on the criteria of FASB ASC 740-10-25-5 through 740-10-25-7 and 740-10-25-13 (formerly FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes”). The interpretation prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

Comprehensive income

FASB ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes foreign currency translation adjustments.

Foreign currency

The Company uses the United States dollars (“US Dollar” or “US$” or “$”) for financial reporting purposes. The PRC subsidiaries and VIEs within the Company maintains the books and records in their functional currency, Chinese Renminbi (“RMB”), being the lawful currency in the PRC. Assets and liabilities of the PRC subsidiaries and VIEs are translated from RMB into US Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statement of operations are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:-

	December 31, 2010	December 31, 2009
Balance sheet items, except for equity accounts	US$1=RMB6.6227	US$1=RMB6.8282
Items in the statements of income and cash flows	US$1=RMB6.7695	US$1=RMB6.8310

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

The Company believes that during the year ended December 31, 2010, it operated in three business segments – growing and sales of Chinese Golden Grass which is widely used for Chinese medicine, manufacturing and sale of functional health beverages featuring the Chinese Golden Grass as a core ingredient, and sales of organic and specialty food agricultural products. The manufacturing and sale of Chinese Gold Grass beverages was launched in the fourth quarter of 2010.

During the year ended December 31, 2009, the Company operated in two business segments – growing and sales of Chinese Golden Grass and sales of organic and specialty food products.

Throughout the years ended December 31, 2010 and 2009, all of the Company’s operations were carried out in one geographical segment - China.

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

As discussed in note 1, on May 19, 2009, the Company effected a 1-for-114.59 Reverse Split of its common stock and all outstanding shares of Series A Preferred Stock were automatically converted to common stock. The weighted average number of shares for the purposes of calculating the earnings per share has been retroactively adjusted as if the Reverse Split took effect as of the beginning of the earliest period presented.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-01—Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 with retrospective application. The adoption of the provisions in ASU 2010-01 did not have an impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this Update are effective beginning in the period that an entity adopts FAS 160 (now included in Subtopic 810-10). The adoption of the provisions in ASU 2010-02 did not have an impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-05—Compensation—Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This Update simply codifies EITF Topic No. D-110, “Escrowed Share Arrangements and the Presumption of Compensation” dated June 18, 2009. EITF Topic No. D-110 includes the SEC staff announcement that clarified SEC staff views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. Historically, the SEC staff has expressed the view that an escrowed share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory. The SEC staff now clarifies that entities should consider the substance of the transaction in evaluating whether the presumption of compensation may be overcome, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction. In that situation, the staff generally believes that the escrowed shares should be reflected as a discount in the allocation of proceeds. According to the EITF Operating Procedures dated October 2005, SEC staff announcements are not subject to the approval of the FASB Board and will be effective for SEC registrants prospectively beginning from the date of the announcement unless otherwise noted. Neither ASU No. 2010-05 nor EITF D-110 provides for any transition guidance, accordingly, the Company has adopted the SEC staff announcement in EITF Topic No. D-110 prospectively effective from October 1, 2009.

Effective January 1, 2010, the Company adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements,” which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. Except for the expanded disclosure requirements, the adoption of the provisions in ASU 2010-06 did not have an impact on the Company’s consolidated financial statements.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends the disclosure requirements related to Subsequent Events (Topic 855). This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows public companies to omit the disclosure of the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact the Company’s results of operations or financial position, but did require changes to the Company’s disclosures in its financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2010 and 2009 begins on page F-1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2010, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

NAME	AGE	POSITION
Lianyun Han	52	Chairperson, Chief Executive Officer and President
Robert Tick	41	Director, Chief Financial Officer and Treasurer
Hongbing Hua	42	Chief Marketing Officer
Chunming Zhang	39	Director
Henry Ngan	37	Director
Virginia P’an	65	Director
Jianbing Zhong	25	Director
Joshua Kurtzig	36	Director

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

Robert Tick. Mr. Tick has over 16 years experience in accounting and finance. Mr. Tick was the Chief Financial Officer of ANDA Networks, Inc., a telecom equipment provider, from July 2007 to August 2010, Vice President of Finance from October 2005 to July 2007 and Corporate Controller from April 2003 to November 2004. From November 2004 to October 2005, Mr. Tick served as the Controller for T-RAM Semiconductors Inc., a fabless semiconductor company. Mr. Tick is a Certified Public Accountant and holds a B.S. in Accounting and Finance from San Francisco State University and an M.B.A. from Washington State University.

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

Henry Ngan. Mr. Ngan has been the Chief Financial Officer of ZST Digital Networks, Inc. (NASDAQ: ZSTN) since March 2011, a company that is a developer, manufacturer and supplier of digital and optical network equipment to cable system operators and provider of GPS tracking devices and support services for transport-related enterprises in China. From February 2009 to January 2011, he was the Chief Financial Officer of Hong Kong Highpower Technology, Inc. (NASDAQ HPJ), or Hong Kong Highpower, a developer, manufacturer and marketer of nickel-metal hydride (Ni-MH) and lithium-ion (Li-ion) batteries and related products. Prior to joining Hong Kong Highpower, Mr. Ngan had served as Vice President and Senior Equity Analyst at Brean Murray, Carret & Co., a full service investment bank, in New York City from July 2008, an Equity Research Analyst at Buckingham Research Group in New York, an equity research firm, from June 2004 to January 2008 and at Robotti & Company, a diversified financial services boutique, from October 2002 until June 2004. During his tenure, Mr. Ngan accumulated a significant amount of experience in accounting, auditing, consulting and valuation analysis. Mr. Ngan received a Bachelor’s degree in Accounting from the University at Albany, State University of New York, and an MBA in finance, and information and communication systems from Fordham University. Mr. Ngan is also a Certified Public Accountant licensed in the state of New York.

Virginia P’an. Ms. P’an is currently the CEO of the TransCapital Group LLC, a business consulting service provider, and Yumi EcoSolutions, Inc., an importer and distributor of eco-friendly materials. She is a seasoned global executive, successful entrepreneur and financier and a recognized international business expert. As an innovator and authority on China and the Pacific Rim, Ms. P’an advises senior executives and board of directors on strategic investments, business strategy, operations and funding. Prior to founding the current companies, and their predecessor companies, she was the first female Vice President at American Express Bank from 1978 to 1984 and was the architect of the national debit card banking system for Taiwan from 1980 to 1982. Before her current positions, Ms. P’an also served as Managing Partner for KCSA Worldwide and Managing Director of Adam Friedman Associates from 1994 to 2006, two prominent financial communications and investor relations firms based in New York City. She is currently an active member of the Board of AIESEC US, a non-profit organization promoting cultural understanding and international co-operation and the Advisory Board of the Babson Graduate School of Business which is internationally ranked #1 for entrepreneurship. Ms. P’an is the recipient of the prestigious "Leading Women Entrepreneur of the World", "Business Innovator" and "International Women of Influence" Awards and is fluent in Mandarin and other Chinese dialects.

Jianbing Zhong. Mr. Zhong has been with Leichi Investment Limited Company, or Leichi, a financial consulting company, since July 2007 and is principally responsible for managing the company’s legal affairs including the performance of business due diligence and market research, joint project arrangement, private equity financing, corporate strategy planning and business consulting. Over the years, he has participated in many joint projects covering various industries from environmental protection, new materials, new energy and modern agriculture provided to consumer and wholesales franchises. Prior to working with Leichi, Mr. Zhong was at the Fujian Yinsen Group, a company engaged in the business of collection, treatment, disposal and recycling of industrial wastes, from 2005 to 2007 and was responsible for undertaking the company's legal affairs. Mr. Zhong graduated from The South-Central University for Nationalities with a bachelor's degree in law.

Joshua Kurtzig. Mr. Kurtzig has expensive experience in financial management as well as in strategic and operational development. Mr. Kurtzig is currently a Managing Director at ARC China Holdings Ltd., a Shanghai-based investment manager focused on investments in China, where he is responsible for portfolio management, deal sourcing, and overseeing the establishment of regional RMB funds. Before joining ARC China Holdings Ltd. in October 2010, Mr. Kurtzig was a director at DAC Management LLC from April 2008 to September 2010, an Asia-focused alternative investment manager. From March 2007 to April 2008, Mr. Kurtzig worked as Director and China Representative for Kreab AB, a company provides communication services to corporations, organizations, and government authorities. From February 2006 to March 2007, Mr. Kurtzig was Director of Financial Advisory Services for Stonebridge International LLC, an international advisory firm that helps U.S. and other multinational companies shape and execute strategies to solve problems and seize business opportunities worldwide. He holds a Bachelor’s degree from University of Virginia, a Master of Science degree from the London School of Economics, and an M.B.A. from NYU’s Stern School of Business. Mr. Kurtzig speaks English, French, Mandarin Chinese and Russian.

Pursuant to the Securities Purchase Agreement, dated May 27, 2010, we are obligated to cause one person designated by ARC China Inc. to be duly appointed or elected to the Board of Directors. Mr. Kurtzig was elected as our director on January 24, 2011 according to this requirement.

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

Board Composition and Committees

Our Board of Directors is currently composed of seven members, Ms. Lianyun Han, Mr. Robert Tick, Mr. Chunming Zhang, Mr. Henry Ngan, Ms. Virginia P’an, Mr. Jianbing Zhong and Mr. Joshua Kurtzig. Since October 2010, the Board of Directors has established three Committees: the Audit Committee, the Compensation Committee, and the Governance and Nominating Committee. Each of the Audit Committee, Compensation Committee and Governance and Nominating Committee are comprised entirely of our independent directors. From time to time, the Board of Directors may establish other committees. The Board of Directors has adopted a written charter for each of the committees which is available on the Company’s website http://www.nutrastarintl.com. Printed copies of each of our committee charters may be obtained, without charge, by contacting the Corporate Secretary, Nutrastar International Inc., 7/F Jinhua Mansion, 41 Hanguang Street, Nangang District, Harbin, China 150080.

Audit Committee

Our Audit Committee consists of three members: Henry Ngan, Virginia P’an and Jianbing Zhong. Each member of the Audit Committee meets the independence criteria prescribed by applicable regulation and the rules of the SEC for audit committee membership and is an ‘‘independent director’’ within the meaning of applicable NASDAQ listing standards. Each Audit Committee member meets NASDAQ’s financial literacy requirements, and the Board of Directors has further determined that Mr. Henry Ngan (i) is ‘‘audit committee financial expert’’ as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC, and (ii) also meet NASDAQ’s financial sophistication requirements.

The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our Company. The Audit Committee is responsible for, among other things:

  selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

  reviewing with our independent auditors any audit problems or difficulties and management’s response;

  reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended;

  discussing the annual audited financial statements with management and our independent auditors;

  reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

  annually reviewing and reassessing the adequacy of our Audit Committee charter;

  meeting separately and periodically with management and our internal and independent auditors;

  reporting regularly to the full Board; and

  such other matters that are specifically delegated to our Audit Committee by our Board from time to time.

Compensation Committee

Our Compensation Committee consists of three directors, Henry Ngan, Virginia P’an and Jianbing Zhong. The members of the Compensation Committee are all independent directors within the meaning of applicable NASDAQ listing standards.

Our Compensation Committee assists the Board if Directors in reviewing and approving the compensation structure of our executive officers, including all forms of compensation to be provided to our executive officers. Our chief executive officer may not be present at any Compensation Committee meeting during which his compensation is deliberated. The Compensation Committee is permitted to delegate its authority in accordance with Nevada law unless prohibited by the Company’s by-laws or the Compensation Committee charter. The Compensation Committee is responsible for, among other things:

  approving and overseeing the compensation package for our executive officers;

  reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating the performance of our chief executive officer in light of those goals and objectives, and setting the compensation level of our chief executive officer based on this evaluation; and

  reviewing periodically and making recommendations to the Board of Directors regarding any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans; and reviewing and making recommendations to the Board of Directors regarding succession plans for the chief executive officer and other senior officers.

Governance and Nominating Committee

Our Governance and Nominating Committee consists of three directors: Henry Ngan, Virginia P’an and Jianbing Zhong. The members of our Governance and Nominating Committee are all independent directors within the meaning of applicable NASDAQ listing standards.

The Governance and Nominating Committee assists the Board of Directors in identifying individuals qualified to become our directors and in determining the composition of the Board of Directors and its committees. The Governance and Nominating Committee is responsible for, among other things:

  identifying and recommending to the Board of Directors nominees for election or re-election to the Board of Directors, or for appointment to fill any vacancy;

  reviewing annually with the Board of Directors the current composition of the Board of Directors in light of the characteristics of independence, age, skills, experience and availability of service to us;

  review periodically the compensation paid to non-employee directors for annual retainers and meeting fees, if any, and making recommendations to the Board of Directors for any adjustments;

  identifying and recommending to the Board of Directors the directors to serve as members of the Board’s committees; and

  monitoring compliance with our Corporate Governance Guidelines.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in 2010 fiscal year.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to Chief Executive Officer, President, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller and persons performing similar functions. The code of ethics addresses, among other things, ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the code of ethics has been filed as Exhibit 14.1 to our Current Report on Form 8-K filed on October 8, 2010 and is also available on our website, http://www.nutrastarintl.com. Any amendments or waivers to the code of ethics will be posted on our website within four business days of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table – 2010 and 2009

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

					Option	All other
Name and		Salary	Bonus	Stock	Awards	Compensation	Total
Principal Position	Year	($)	($)	Awards ($)	($)	($)	($)
Lianyun Han, CEO and President	2010 2009	20,681 12,000	591 3,000	- -	- -	- -	21,272 15,000
Robert Tick, Chief Financial Officer and Director (1)	2010 2009	69,575 -	0 -	70,000	12,096 -	- -	151,671 -
Daniel K. Lee, former Chief Financial Officer(2)	2010 2009	30,000 17,500	- -	105,875 -	- -	- 621	135,875 18,121

(1)	Robert Tick was appointed as our Chief Financial Officer on July 16, 2010.
(2)	Daniel K. Lee resigned as our Chief Financial Officer on May 5, 2010.
(3)

The amounts in the Stock Awards column reflect the aggregate grant date fair values of Restricted Stock, calculated in accordance with FASB ASC Topic 718. These are not amounts paid to or realized by Mr. Tick or Mr. Lee. Assumptions used in the calculation of these values are included in Note 15 to our audited financial statements included in this annual report.

(4)

The amounts in the Option Awards column represent the grant date fair value of stock option awards granted to Mr. Tick, calculated in accordance with FASB ASC Topic 718. These are not amounts paid to or realized by Mr. Tick. Assumptions used in the calculation of these values are included in Note 15 to our audited financial statements included in this annual report.

Employment Agreements

Heilongjiang Shuaiyi entered into an employment agreement with our CEO and President, Ms. Lianyun Han. Ms. Han’s employment agreement has a five-year term beginning on December 7, 2008 and ending on December 7, 2013. Ms. Han’s employment agreement provides for a monthly salary of approximately $1,000 and an annual bonus of approximately $3,000. Ms. Han is subject to customary non-competition and confidentiality covenants under the agreement. On December 7, 2009, Heilongjiang Shuaiyi entered into a new employment agreement with Ms. Han, pursuant to which Ms. Han is receiving a monthly salary of RMB 7,750 and an annual bonus of RMB 4,000. The employment agreement has a two-year term and expires on December 7, 2011. The employment agreement does not entitle Ms. Han to severance payments or payments following a change in control.

On December 7, 2009, Daiqing Shuaiyi entered into an employment agreement with Ms. Han, pursuant to which Ms. Han is receiving a monthly salary of RMB 4,000. The employment agreement has a two-year term and expires on December 7, 2011. The employment agreement does not entitle Ms. Han to severance payments or payments following a change in control.

On August 18, 2009, Heilongjiang Shuaiyi and Mr. Hongbin Hua entered into an employment agreement. The term of the employment agreement is for five years commencing on August 18, 2009. The employment agreement provides, among other things, that Mr. Hua’s annual base salary will be RMB 1,000,000 (approximately $147,000). During the term of the employment agreement, if either party terminates the employment for any reason, the other party will be entitled to the compensation equal to 30% of the annual salary from the terminating party. The employment agreement also contains covenants prohibiting Mr. Hua from disclosing any confidential information of the Company. Thereafter, we reached a verbal agreement with Mr. Hua that his annual base salary was reduced to RMB 240,000 (approximately $35,500), effective immediately.

On July 16, 2010, we and Mr. Robert Tick entered into an employment agreement. The term of the employment agreement is for three years commencing on July 16, 2010. The employment agreement provides, among other things, that Mr. Tick’s monthly base salary will be $12,650. During the term of the employment agreement, if either party terminates the employment for any reason, a minimum of sixty (60) days notice must be given in writing to the other party. The employment agreement also contains covenants prohibiting Mr. Tick from competing with us during his employment with us or disclosing any confidential information of us both during his employment and after the termination of employment. On January 24, 2010, we and Mr. Tick entered into an amendment No. 1 to the employment agreement, pursuant to which, effective January 1, 2011, Mr. Tick’s monthly base salary is increased from $12,650 to $16,000.

On July 16, 2010, we and Mr. Tick also entered into a stock option agreement under the Company’s 2009 Equity Incentive Plan. Pursuant to the terms of the stock option agreement, Mr. Tick was granted options to purchase an aggregate 150,000 shares of common stock of the Company, among which, an option to purchase 75,000 shares will be vested on December 31, 2011 with an exercise price of $5.00 per share, an option to purchase 100,000 shares will be vested on December 31, 2012 with an exercise price of $7.00 per share. Each of the options expires three years after its respective vesting date.

According to the stock option agreement, in the event Mr. Tick’s employment with us is terminated for any reason except for death or disability, he may exercise the options only to the extent that the options would have been exercisable on the termination date and no later than three months after the termination date. If Mr. Tick’s employment is terminated because of his death or disability, the options may be exercised only to the extent that such options would have been exercisable by Mr. Tick on the termination date and must be exercised by Mr. Tick no later than twelve months after the termination date. If the employment is terminated for Cause as defined in the stock option agreement, the options will terminate immediately. In no event will the options be exercised later than December 31, 2015. On January 24, 2011, our Compensation Committee of the Board of Directors approved the repricing of the options that we granted to Mr. Tick on July 16, 2010. As a result, each such option outstanding has an exercise price of $3.50 per share which is higher than the closing price of the Company’s common stock on the OTC Bulletin Board on that date (the “Repricing”). In addition, the vesting schedules of the outstanding options granted to Mr. Tick were changed from vesting on an annual basis to vesting on a semi-annual basis.

On July 16, 2010, we also entered into a restricted shares grant agreement under the Company’s 2009 Equity Incentive Plan with Mr. Tick. Pursuant to the terms of the restricted shares grant agreement, we granted to Mr. Tick 150,000 restricted shares of our common stock subject to the vesting schedule therein. If Mr. Tick’s service with us ceases for any reason other than Mr. Tick’s (a) death, (b) disability, (c) retirement, or (d) termination by us without cause, any nonvested restricted shares will be automatically forfeited to us.

Both the options and the restricted shares granted to Mr. Tick are also subject to certain acceleration provision provided in the stock option agreement and the restricted shares grant agreement, respectively.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officer.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning the fiscal 2010 year-end value of unvested options and restricted shares for Mr. Robert Tick. No other executive officers received unexercised options or stock that has not vested or equity incentive plan awards that remained outstanding as of the end of the fiscal year 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of sock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Robert Tick	0	75,000	0	5.00	12/31/2014	125,000	$435,000	0	0
		75,000		7.00	12/31/2015

On January 24, 2011, the Compensation Committee approved the repricing of the options that we granted to Mr. Tick on July 16, 2010. In addition, the vesting schedules of the outstanding options were changed from vesting on an annual basis to vesting on a semi-annual basis.

The terms of the options currently held by Mr. Tick are as follows:

Number of Options	Original Vesting Schedule	Modified Vesting Schedule	Original Exercise Price per Share	Modified Exercise Price per Share
37,500	December 31, 2011	June 30, 2011	$5.00	$3.50
37,500	December 31, 2011	December 31, 2011	$5.00	$3.50
37,500	December 31, 2012	June 30, 2012	$7.00	$3.50
37,500	December 31, 2012	December 31, 2012	$7.00	$3.50

Compensation of Directors

The table below sets forth the compensation of our directors for the fiscal year ended December 31, 2010:

				Non-Equity
	Fees Earned	Stock	Option	Incentive Plan	All Other
	or Paid in	Awards	Awards	Compensation	Compensation	Total
Name	Cash ($)	($)	($)	($)	($)	($)
Lianyun Han(1)	-	-	-	-	21,272	21,272
Nana Jiang(2)	-	-	-	-	-	-
Chunming Zhang	-	-	-	-	-	-
John Jing Zhang(2)	-	-	-	-	-	-
Xi Zhu(2)	-	-	-	-	-	-
Henry Ngan(2)	-	14,187	-	-	-	14,187
Virginia P’an(2)	-	10,640	-	-	-	10,640
Jianbing Zhong(2)	-	7,093	-	-	-	7,093
Robert Tick(3)	-	70,000	12,096	-	69,575	151,671
Joshua Kurtzig(4)	-	-	-	-	-	-

(1)

Ms. Han does not receive additional compensation for her service as our director. The compensation disclosed herein is her compensation for serving as our CEO and President as disclosed in the Summary Compensation Table above.

(2)	On October 5, 2010, Nana Jiang, John Zhang and Xi Zhu resigned from the Board of Directors. On the same date, Henry Ngan, Virginia P’an and Jianbing Zhong were elected as directors of the Company.
(3)	Became our director on January 24, 2011. The compensation disclosed herein reflects the compensation Mr. Tick received as the Chief Financial Officer of our company.
(4)	Became our director on January 24, 2011.
(5)

The amounts in the Stock Awards column reflect the aggregate grant date fair values of Restricted Stock, calculated in accordance with FASB ASC Topic 718. These are not amounts paid to or realized by the respective directors. Assumptions used in the calculation of these values are included in Note 15 to our audited financial statements included in this annual report.

(6)	The amounts in the Option Awards column represent the grant date fair value of stock option awards.

On October 5, 2010, we entered into separate independent director contracts with each of Mr. Henry Ngan, Ms. Virginia P’an and Mr. Jianbing Zhong. Pursuant to the director contracts, we granted, under our 2009 Equity Incentive Plan, to Mr. Ngan 40,000 restricted shares of our common stock, Ms. P’an 30,000 restricted shares and Mr. Zhong 20,000 restricted shares, as compensation for the services to be provided by them as independent directors. On the same date, we also entered into separate restricted shares grant agreements with each of the above directors to evidence the grant of these restricted shares. The restricted shares will vest in equal installments on a semi-annual basis over a two-year period.

On January 24, 2011, we entered into an independent director contract with Mr. Kurtzig. Under the terms of the independent director contract, we agreed to grant, under the Company’s 2009 Equity Incentive Plan, to Mr. Kurtzig 20,000 restricted shares of our common stock as compensation for the services to be provided by him as a director of the Company.

On the same date, we also entered into a restricted shares grant agreement with Mr. Kurtzig to evidence the grant of the restricted shares. The restricted shares will vest in equal installments on a semi-annual basis over a two-year period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 25, 2011(i) by each person who is known by us to beneficially own more than 5% of our voting securities; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Nutrastar International Inc., 7/F Jinhua Mansion, 41 Hanguang Street, Nangang District, Harbin 150080, People’s Republic of China.

Name and Address of Beneficial Owner	Office, If Any	Shares Beneficially Owned(1)
		Common Stock(2)		Series A Preferred Stock(3)		% Total Voting Power (4)
		Shares	% of Class	Shares	% of Class
Directors and Officers
Lianyun Han	Chairperson, President and CEO	8,949,424(5)	61.89%	0	*	54.86%
Robert Tick	Director, Chief Financial Officer and Treasurer	25,000	*	0	*	*
Hongbin Hua	Chief Marketing Officer	0	*	0	*	*
Chunming Zhang	Director	0	*	0	*	*
Henry Ngan	Director	10,000	*	0	*	*
Virginia P’an	Director	7,500	*	0	*	*
Jianbing Zhong	Director	5,000	*	0	*	*
Joshua Kurtzig	Director	3,000	*	2,750	1.48%	*
All officers and directors as a group (7 persons named above)		8,999,924	62.24%	2,750	1.48%	55.34%
5% Security Holders
New Zealand WAYNE’s Investment Holdings Co., Ltd. 4/F, Yushan Plaza No.51 Yushan Road Harbin, China 150090 (5)		8,949,424(5)	61.89%	0	*	54.86%
ARC China Investment Funds(6)		502,187(6)	3.37%	96,289	51.92%	8.73%
Banque Privée Edmond de Rothschild Europe 20, Boulevard Emmanuel Servais L-2535 Luxembourg
Gal Shmuel Dymant Suite 1806, Building A Oriental Media Centre 4 Guanghua Road Chaoyang District, Beijing 100026 People's Republic of China		63,866(7)	*	13,306	7.17%	1.20%
Sequoia Aggressive Growth Fund(8) c/o Nemo Asset Management PO Box 60374 Abu Dhabi, U.A.E.		202,012(8)	1.39%	17,508	9.44%	2.30%
Adam Roseman(9) c/o ARC China Investment Funds Banque Privée Edmond de Rothschild Europe 20, Boulevard Emmanuel Servais L-2535 Luxembourg		527,397(9)	3.53%	101,542	54.75%	9.18%
Lianyun Han	Chairperson, President and CEO	8,949,424(5)	61.89%	0	*	54.86%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)	Based on 14,459,411 shares of common stock issued and outstanding as of March 25, 2011.

(3)

Based on 185,451 shares of Series A Preferred Stock issued and outstanding as of March 25, 2011. Each share of Series A Preferred Stock is convertible initially into ten (10) shares of common stock (subject to customary adjustments for stock splits, combinations, or equity dividends on common stock). Holders of Series A Preferred Stock vote with the holders of common stock on all matters on an “as converted” basis. See “Description of Securities – Preference Shares” below for more information regarding our Series A Preferred Stock.

(4)

Percentage of Total Capital Stock represents total ownership with respect to all shares of our common stock and Series A Preferred Stock, as a single class and on an “as-converted” to common stock basis.

(5)

Includes 8,949,424 shares of common stock owned by New Zealand WAYNE’s Investment Holdings Co., Ltd. Pursuant to the Earn-In Agreement, dated September 12, 2008, as amended, the Founders, including Ms. Han, have the options to acquire a majority interest in New Zealand WAYNE’s Investment Holdings Co., Ltd. upon the satisfaction of certain conditions set forth in the Earn-In Agreement. Upon the passage of six months after the date of Share Exchange Agreement, which was entered into among the Company, New Resources, along with the subsidiaries of New Resources, including Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi, and New Zealand WAYNE’s Investment Holdings Co., Ltd., dated December 23, 2008, Ms. Han will own at least a majority ownership of Investment Holdings if she exercises her option pursuant to the Earn-In Agreement. Ms. Han may be deemed to be a beneficial owner of the shares held by Investment Holdings. In addition, pursuant to the Securities Purchase Agreement, dated December 17, 2009, New Zealand WAYNE’s Investment Holdings Co., Ltd., agreed by the Founders, placed a total of 1,000,000 shares held by it into escrow that may be released to the investors in the event we do not meet the performance thresholds for 2010 and 2011. The remaining 7,949,424 shares of common stock owned by New Zealand WAYNE’s Investment Holdings Co., Ltd. are subject to a lock up agreement with ARC China, Inc., dated May 27, 2010 for a 12-month lock up period.

(6)

Includes 462,187 shares underlying a warrant to purchase our common stock. Mr. Adam Roseman is the director of ARC China Investment Funds and has sole voting and investment control over the securities held by ARC China Investment Funds.

(7)	Includes 63,866 shares underlying a warrant to purchase our common stock.

(8)

Includes 84,034 shares underlying a warrant to purchase our common stock. Mr. Christian Naville is the Director of Sequoia Aggressive Growth Fund and has shared voting and investment control over the securities held by Sequoia Aggressive Growth Fund.

(9)

Includes (i) 462,187 shares underlying a warrant to purchase our common stock and 96,289 shares of Series A Preferred Stock directly owned by ARC China Investment Funds, and (ii) 25,210 shares underlying a warrant to purchase our common stock and 5,253 shares of Series A Preferred Stock directly owned by ARC China Investment Fund, L.P. Mr. Adam Roseman is the Director of both ARC China Investment Funds and ARC China Investment Fund, L.P. and has sole voting and investment control over the securities held by both firms.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of fiscal year 2010 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	150,000(2)	$6.00	315,000(3)
Equity compensation plans not approved by security holders	-	-	-
Total	150,000(2)		315,000(3)

(1)

On June 3, 2009, our Board of Directors authorized the establishment of the Company’s 2009 Equity Incentive Plan, whereby we are authorized to issue shares of our common stock to certain employees, consultants and directors. The maximum aggregate number of shares of our common stock that may be issued under the 2009 Equity Incentive Plan is 1,000,000 shares. The Plan was approved by our shareholders on June 3, 2009.

(2)

On July 16, 2010, we granted Mr. Robert Tick options to purchase an aggregate 150,000 shares of common stock under the Company’s 2009 Equity Incentive Plan. On January 24, 2011, the Compensation Committee of the Board approved the repricing of the options. As a result, each such option outstanding has an exercise price of $3.50 per share which is higher than the closing price of the Company’s common stock on the OTC Bulletin Board on that date.

(3)	Including 240,000 shares of restricted stock granted but not issued to certain of our executive officer and directors under the 2009 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2010 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

  On December 8, 2008, Heilongjiang Shuaiyi entered into separate loan agreement and promissory notes, or the Notes, with the Founders, pursuant to which Heilongjiang Shuaiyi borrowed an aggregate of RMB 60 million (approximately $8.8 million) from the Founders, including from our chairperson and chief executive officer. The Notes bear no interest and are payable in successive equal yearly payments beginning on the tenth anniversary of the Notes, December 8, 2018, and within the first month of each year thereafter. The final payment is due on January 1, 2028. On February 12, 2009, Heilongjiang Shuaiyi and the Founders amended the Notes, pursuant to which the Shuaiyi Founders subordinate any right to receive any payment with respect to this loan to the payment or provision for payment in full of all claims of all present and future creditors of Heilongjiang Shuaiyi. On October 22, 2010, Heilongjiang Shuaiyi entered into a termination agreement with each of the Founders, pursuant to which, the Notes were terminated and none of the parties shall; have any further obligations and rights thereunder.

As disclosed above, on October 22, 2010, our subsidiary, New Resources, entered into an equity transfer agreement with the Founders, pursuant to which New Resources transferred all of its equity interests in Heilongjiang Shuaiyi back to the Founders. As a result, the equity transfer agreement between New Resources and the Founders, dated July 28, 2008, was terminated and New Resources’ obligations to pay off the transfer price for the equity interest in Heilongjiang Shuaiyi to the Founders were discharged. In connection with the equity transfer, the Founders, Harbin Baixin and Heilongjiang Shuaiyi entered into the following commercial arrangements, pursuant to which we have contractual rights to control and operate the businesses of the VIEs:

  Pursuant to the Technical Service Agreement, Harbin Baixin will provide certain exclusive technical services to Heilongjiang Shuaiyi in exchange for the payment by Heilongjiang Shuaiyi of a service fee that is calculated based on the market price in light of the particulars of the service and the time of such service provided by Harbin Baixin;

  Pursuant to the Option Agreement, the Founders granted to Harbin Baixin an option to purchase at any time during the term of this agreement, all or part of the equity interests in Heilongjiang Shuaiyi, at the exercise price equal to the lowest possible price permitted by Chinese laws;

  Pursuant to the Voting Rights Agreement, each of the Founders irrevocably entrusted Harbin Baixin and any entities or individuals designated by Harbin Baixin to, among others, exercise its voting rights and other rights as a shareholder of Heilongjiang Shuaiyi; and

  Pursuant to the Equity Pledge Agreement, the Founders pledged all of the equity interests in Heilongjiang Shuaiyi to Harbin Baixin to secure the full and complete performance of the obligations and liabilities on the part of the Founders and Heilongjiang Shuaiyi under this and above contractual arrangements.

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

Parents of the Company

New Zealand WAYNE’s Investment Holdings Co., Ltd. currently owns 54.86% of Nutrastar International Inc.

Director Independence

Henry Ngan, Virginia P’an, Jianbing Zhong and Joshua Kurtzig each serves on our Board of Directors as an “independent director” as defined by Rule 5605(a)(2) of Listing Rules of The Nasdaq Stock Market, Inc. (the “Nasdaq Listing Rules”). Our Board of Directors currently has three standing committees which perform various duties on behalf of and report to the board of directors: (i) audit committee, (ii) compensation committee and (iii) governance and nominating committee. Each of the three standing committees is comprised entirely of Henry Ngan, Virginia P’an and Jianbing Zhong.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following table represents fees billed and to be billed to the Company for professional audit services rendered by Crowe Horwath (HK) CPA Limited, or Crowe Horwath.

	2010	2009
Audit fees (1)	$117,000	$-
Audit-related fees (2)	3,200	-
Tax fees	-	-
All other fees	-	-
Total	$120,200	$-

The following table represents fees billed to the Company for professional audit services rendered by AGCA, Inc., or AGCA:

	2010	2009
Audit fees (1)	$104,861	$149,000
Audit-related fees (2)	31,000	-
Tax fees	-	-
All other fees	-	-
Total	$135,861	$149,000

(1)

“Audit Fees” consisted of the aggregate fees billed or accrued for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

(2)

“Audit Related Fees” consisted of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

On July 12, 2010 we dismissed AGCA as our independent registered public accounting firm. The decision to change our principal accountants was made by our Board of Directors. On July 12, 2010, we engaged Crowe Horwath as our new independent registered public accounting firm.

AGCA’s reports on our financial statements as of and for the fiscal years ended December 31, 2009 and 2008 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2009 and 2008 and during the subsequent interim period through July 12, 2010, there were (1) no disagreements with AGCA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of AGCA, would have caused AGCA to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

We requested and received from AGCA a letter, dated July 16, 2010, addressed to the Securities and Exchange Commission stating whether or not AGCA agrees with the above statements. A copy of this letter was attached as Exhibit 16.1 to the Company’s Form 8-K filed on July 16, 2010.

During the fiscal years ended December 31, 2009 and 2008 and through the subsequent interim period to July 12, 2010, we did not consult Crowe Horwath with respect to (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report was provided to us or oral advice was provided that Crowe Horwath concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was the subject of either a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors or the Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit services performed by Crowe Horwath for our consolidated financial statements as of and for the year ended December 31, 2010. Our Board of Directors delegated its pre-approval authority regarding the non-audited services to its Chair. The Chair of our Board of Directors pre-approved the non-audit services performed by Crowe Horwath for our consolidated financial statements as of and for the year ended December 31, 2010.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

2.1	Share Exchange Agreement, dated December 23, 2008, among the Company, New Zealand WAYNE’s New Resources Development Co., Ltd., Heilongjiang Shuaiyi New Energy Development Co., Ltd., Daqing Shuaiyi Biotech Co., Ltd., Harbin Shuaiyi Green & Specialty Food Trading LLC and New Zealand WAYNE’s Investments Holdings Co., Ltd. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

3.1	Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on May 19, 2009 [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 26, 2009].

3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 11, 2010 [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 14, 2010].

3.3	Certificate of Designation of Series A Preferred Stock, as filed with the Secretary of State of the State of Nevada, May 27, 2010 [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 3, 2010].

3.4	Amended and Restated Bylaws, adopted October 5, 2010 [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

4.1	Form of Series A Warrant [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 21, 2009].

4.2	Form of Series B Warrant [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 21, 2009].

4.3	Form of Series C Warrant [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 3, 2010].

4.4	Form of Series D Warrant [Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on August 11, 2010].

10.1	Form of Securities Purchase Agreement, dated December 17, 2009 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2009].

Exhibit No.	Description

10.2	Subscription Agreement, dated December 23, 2008, between the Company and Allied China Investments, LLC. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.3	Amendment No. 1 to Stock Purchase Agreement, dated December 23, 3008, by and among the Company, Allied China Investments, LLC and Belmont Partners LLC. [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.4	Subscription Agreement, dated December 23, 2008, between the Company and Tan Zhen Investment Limited. [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.5	Escrow Agreement, dated December 23, 2008, by and among the Company, Tan Zhen Investment Limited and Sichenzia Ross Friedman Ference LLP, as escrow agent. [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.6	Real Property Purchase Agreement, dated October 22, 2007, between Daqing Shuaiyi Biotech Co., Ltd. and Heilongjiang Shuaiyi Technology Development Co., Ltd. (English Translation) [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.7	Land Lease Agreement, dated January 10, 2008, between Heilongjiang Shuaiyi Technology Development Co., Ltd. and Daqing Shuaiyi Biotech Co., Ltd. (English Translation) [Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.8	Lease Agreement, dated December 28, 2005, between Liye Qian and Harbin Shuaiyi Green & Specialty Food Trading LLC. (English Translation) [Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.9	Lease Agreement, dated April 23, 2008, between Harbin Jinhua Keji Qiye Fuhuaqi Co., Ltd. and Harbin Shuaiyi Green & Specialty Food Trading LLC. (English Translation) [Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.10	Exclusive Licensing Agreement, dated April 10, 2006, between Runjiao Wang and Daqing Shuaiyi Biotech Co., Ltd. (English Translation) [Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.11	Equity Transfer Agreement, dated July 28, 2008, by and among Heilongjiang Shuaiyi New Energy Development Co., Ltd., Lianyun Han, Lianxue Han, Lianju Han, Weihan Zhang, Yuehong Luan, Chunming Zhang, Xunjun Li, Nana Jiang, Fengxi Lang and New Zealand WAYNE’S New Resources Development Co., Ltd. (English Translation) [Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.12	Form of Earn-In Agreement, dated September 12, 2008. [Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.13	Form of First Amendment to Earn-In Agreement, dated February 12, 2009. [Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K/A filed on February 23, 2009].

10.14	Loan Agreement, dated October 15, 2007, between Heilongjiang Shuaiyi New Energy Development Co., Ltd. and Daqing Shuaiyi Biotech Co., Ltd. (English Translation) [Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.15	Form of Loan Agreement and Promissory Note, dated December 8, 2008. [Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.16	Form of First Amendment to Loan Agreement and Promissory Note, dated February 12, 2009. [Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K/A filed on February 23, 2009].

10.17	Form of Heilongjiang Shuaiyi New Energy Development Co., Ltd. Employment Agreement. (English Translation) [Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

Exhibit No.	Description

10.18	English Translation of Employment Agreement, dated August 18, 2009, between Heilongjiang Shuaiyi New Energy Development Co., Ltd. and Hongbing Hua [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2009].

10.19	2009 Equity Incentive Plan [Incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed on July 2, 2009].

10.20	Stock Option Agreement, dated January 1, 2010, by and between the Company and Daniel K. Lee [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2010].

10.21	Restricted Shares Grant Agreement, dated January 1, 2010, by and between the Company and Daniel K. Lee [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2010].

10.22	Employment Agreement, dated November 16, 2009, by and among the Company, Heilongjiang Shuaiyi New Energy Development Co., Ltd. and Daniel K. Lee [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 18, 2009].

10.23	Form of Securities Purchase Agreement, dated May 27, 2010, by and among the Company and the investors named therein [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2010].

10.24	Escrow Agreement, by and among the Company, ARC China, Inc., Gilford Securities Incorporated, Corporate Stock Transfer, Inc. and United Western Bank, dated May 27, 2010 [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 3, 2010].

10.25	Employment Agreement, by and between the Company and Robert Tick, dated July 16, 2010 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2010].

10.26	Stock Option Agreement, by and between the Company and Robert Tick, dated July 16, 2010 [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 20, 2010].

10.27	Restricted Shares Grant Agreement, by and between the Company and Robert Tick, dated July 16, 2010 [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 20, 2010].

10.28	Independent Director Contract, dated October 5, 2010, by and between the Company and Henry Ngan [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.29	Independent Director Contract, dated October 5, 2010, by and between the Company and Virginia P’an [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.30	Independent Director Contract, dated October 5, 2010, by and between the Company and Jianbing Zhong [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.31	Indemnification Agreement, dated October 5, 2010, by and between the Company and Henry Ngan [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.32	Indemnification Agreement, dated October 5, 2010, by and between the Company and Virginia P’an [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.33	Indemnification Agreement, dated October 5, 2010, by and between the Company and Jianbing Zhong [Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

Exhibit No.	Description

10.34	Restricted Shares Grant Agreements, dated October 5, 2010, by and between the Company and Henry Ngan [Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.35	Restricted Shares Grant Agreements, dated October 5, 2010, by and between the Company and Virginia P’an [Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.36	Restricted Shares Grant Agreements, dated October 5, 2010, by and between the Company and Jianbing Zhong [Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.37	Indemnification Agreement, dated October 5, 2010, by and between the Company and Robert Tick [Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.38	English Translation of Equity Transfer Agreement, by and between New Resources and the Founders, dated October 22, 2010 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2010].

10.39	English Translation of Technical Service Agreement, by and between Harbin Baixin and Heilongjiang Shuaiyi, dated October 22, 2010 [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 28, 2010].

10.40	English Translation of Exclusive Purchase Option Agreement, by and among Harbin Baixin, the Founders and Heilongjiang Shuaiyi, dated October 22, 2010.

10.41	English Translation of Voting Rights Proxy Agreement, by and among Harbin Baixin, the Founders and Heilongjiang Shuaiyi, dated October 22, 2010 [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 28, 2010].

10.42	English Translation of Equity Pledge Agreement, by and among Harbin Baixin, the Founders and Heilongjiang Shuaiyi, dated October 22, 2010 [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 28, 2010].

10.43	Independent Director Contract, dated January 24, 2011, by and between the Company and Joshua Kurtzig [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2011].

10.44	Indemnification Agreement, dated January 24, 2011, by and between the Company and Joshua Kurtzig [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 28, 2011].

10.45	Restricted Shares Grant Agreement, dated January 24, 2011, by and between the Company and Joshua Kurtzig [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 28, 2011].

10.46	Amendment No. 1 to the Employment Agreement, dated January 24, 2011, by and between the Company and Robert Tick [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 28, 2011].

10.47	Lease Agreement, dated May 1, 2010, between Qingling Zhang and Xinjun Li (English Translation).*

10.48	Labor Agreement (English Translation) between Heilongjiang Shuaiyi New Energy Development Co., Ltd. and Lianyun Han, dated December 7, 2009.*

10.49	Labor Agreement (English Translation) between Daqing Shuaiyi Biotech Co., Ltd. and Lianyun Han, dated December 7, 2009.*

14.1	Amended and Restated Code of Ethics, adopted October 5, 2010 [Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

21	Subsidiaries of the Company.*

23.1	Consent of Crowe Horwath (HK) CPA Limited, Independent Registered Public Accounting Firm.*

23.2	Consent of AGCA, Inc., Independent Registered Public Accounting Firm.*

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Audit Committee Charter, adopted October 5, 2010 [Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

99.2	Compensation Committee Charter, adopted October 5, 2010 [Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

99.3	Governance and Nominating Committee Charter, adopted October 5, 2010 [Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

99.4	Form of Termination Agreement, dated October 22, 2010 [Incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2010].

*Filed herewith.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 29, 2011

NUTRASTAR INTERNATIONAL INC.

By: /s/ Lianyun Han
Lianyun Han
Chief Executive Officer

By: /s/ Robert Tick
Robert Tick
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lianyun Han	Chairperson, Chief Executive Officer and President	March 29, 2011
Lianyun Han	(Principal Executive Officer)

/s/ Robert Tick	Director, Chief Financial Officer and Treasurer	March 29, 2011
Robert Tick	(Principal Financial and Accounting Officer)

/s/ Hongbin Hua	Chief Marketing Officer	March 29, 2011
Hongbin Hua

/s/ Chunming Zhang	Director	March 29, 2011
Chunming Zhang

/s/ Henry Ngan	Director	March 29, 2011
Henry Ngan

/s/ Virginia P’an	Director	March 29, 2011
Virginia P’an

/s/ Jianbing Zhong	Director	March 29, 2011
Jianbing Zhong

/s/ Joshua Kurtzig	Director	March 29, 2011
Joshua Kurtzig

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nutrastar International Inc.

We have audited the accompanying consolidated balance sheet of Nutrastar International Inc. (“Company”) and subsidiaries as of December 31, 2010 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 2010 and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the consolidated financial statements were prepared in accordance with Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities.

/s/ Crowe Horwath (HK) CPA Limited
Hong Kong, China
March 28, 2011

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

/s/AGCA, Inc.

Arcadia, California
March 25, 2010

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$40,758,848	$20,115,677
Restricted cash	193,075	-
Accounts receivable	261,223	215,486
Inventories	867,761	616,073
Prepayments and other receivables	289,502	251,235
Total current assets	42,370,409	21,198,471
OTHER ASSETS
Intangible assets, net	2,379,435	2,747,402
Property, plant and equipment, net	10,248,989	10,396,507

Total assets	$54,998,833	$34,342,380

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$125,843	$863
Other payables and accruals	746,643	453,504
Payable for intangible asset	-	878,709
Taxes payable	696,519	319,873
Due to related parties	51,339	49,794
Preferred stock dividend payable	181,181	-
Warrants liabilities	1,198,273	-
Acquisition payable	-	8,736,833
Total current liabilities	2,999,798	10,439,576

Total liabilities	2,999,798	10,439,576

COMMITMENTS AND CONTINGENCIES (Note 21)

STOCKHOLDERS' EQUITY

Preferred Stock, $0.001 par value, (1,000,000 shares authorized, 197,706 shares and none shares issued and outstanding, respectively; aggregate liquidation preference amount: $5,535,768 and $nil, plus accrued but unpaid dividend of $181,181 and $nil, at December 31, 2010 and 2009, respectively	4,508,914	-
Common stock, $0.001 par value, 190,000,000 shares authorized, 14,332,731 and 14,297,731 shares issued and outstanding at December 31, 2010 and 2009, respectively	14,333	14,298
Additional paid-in capital	15,541,207	4,715,891
Statutory reserves	1,348,071	1,341,687
Retained earnings	28,326,896	16,858,012
Accumulated other comprehensive income	2,259,614	972,916
Total stockholders' equity	51,999,035	23,902,804

Total liabilities and stockholders' equity	$54,998,833	$34,342,380

See accompanying notes to consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)

	Year Ended December 31,
	2010	2009

NET REVENUE	$24,241,688	$15,332,445

Cost of goods sold	(4,637,951)	(4,563,965)

GROSS PROFIT	19,603,737	10,768,480

Selling expenses	(1,092,598)	(507,587)
General and administrative expenses	(2,722,939)	(1,356,499)

Income from operations	15,788,200	8,904,394

Other income (expenses):
Interest income	124,036	81,542
Foreign exchange differences	(130,779)	(15,398)
Loss on disposal of fixed assets	(102,675)	-
Change in fair value of warrants	(15,413)	-
Others, net	-	6,388
Total other income (expenses)	(124,831)	72,532

Income before income taxes	15,663,369	8,976,926

Provision for income taxes	(2,219,190)	(1,235,210)

NET INCOME	13,444,179	7,741,716

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	1,286,698	24,150

COMPREHENSIVE INCOME	$14,730,877	$7,765,866

Earnings per share
Basic	$0.80	$0.59
Diluted	$0.79	$0.58

Weighted average number of shares outstanding
Basic	14,327,799	13,131,521
Diluted	14,476,349	13,341,521

See accompanying notes to consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLAR)

								Accumulated
	Preferred Stock		Common Stock		Additional			other
	Number		Number		paid-in	Statutory	Retained	comprehensive
	of shares	Amount	of shares	Amount	capital	reserves	earnings	income	Total

Balance at January 1, 2009	727,520	$727	11,746,041	$11,746	$2,192,716	$1,326,239	$9,131,744	$948,766	$13,611,938
Issuance of shares	-	-	1,000,000	1,000	2,499,000	-	-	-	2,500,000

Net income	-	-	-	-	-	-	7,741,716	-	7,741,716
Foreign currency translation adjustment	-	-	-	-	-	-	-	24,150	24,150
Comprehensive income									7,765,866

Appropriation of statutory reserves	-	-	-		-	15,448	(15,448)	-	-
Conversion of preferred stock into common stock	(727,520)	(727)	12,695,223	12,695	(11,968)	-	-	-	-
1-for-114.59 reverse split	-	-	(11,643,533)	(11,643)	11,643	-	-	-	-
Share-based payment	-	-	500,000	500	24,500	-	-	-	25,000

Balance at December 31, 2009	-	-	14,297,731	14,298	4,715,891	1,341,687	16,858,012	972,916	23,902,804

Net income	-	-	-	-	-	-	13,444,179	-	13,444,179
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,286,698	1,286,698
Comprehensive income									14,730,877
Issuance preferred stock and warrants	197,706	4,508,914	-	-	-	-	-	-	4,508,914
Beneficial conversion feature of convertible preferred stock	-	-	-	-	1,787,730	-	-	-	1,787,730
VIE acquisition payable (Note 1)	-	-	-	-	8,936,150	-	-	-	8,936,150
Amortization of preferred stock discount resulting from accounting for a beneficial conversion feature, deemed analogous to a dividend	-	-	-	-	-	-	(1,787,730)	-	(1,787,730)
Fair value of placement agent warrant liabilities	-	-	-	-	(45,495)	-	-	-	(45,495)
Issuance fees and costs	-	-	-	-	(162,360)	-	-	-	(162,360)
Preferred stock dividend	-	-	-	-	-	-	(181,181)	-	(181,181)
Appropriation of statutory reserves	-	-	-	-		6,384	(6,384)	-	-
Issuance of IR warrants	-	-	-	-	89,435	-	-	-	89,435
Share-based payment	-	-	35,000	35	219,856	-	-	-	219, 891

Balance at December 31, 2010	197,706	$4,508,914	14,332,731	$14,333	$15,541,207	$1,348,071	$28,326,896	$2,259,614	$51,999,035

See accompanying notes to consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	Year Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,444,179	$7,741,716
Adjustments to reconcile net income to cash provided by operating activities:
Change in fair value of warrants	15,413	-
IR warrant expense	52,170	-
Depreciation and amortization	1,019,188	1,004,386
Share-based compensation expense	219,891	25,000
Loss from disposal of fixed assets	102,675	-
(Increase) decrease in assets:
Accounts receivable	(38,204)	68,574
Inventories	(227,528)	552,874
Prepayments and other receivables	1,406	(237,020)
Increase (decrease) in liabilities:
Accounts payable	122,243	(2,345)
Other payables and accruals	275,183	(19,890)
Taxes payable	358,768	200,193
Due to related parties	-	(8,998)
Net cash provided by operating activities	15,345,384	9,324,490

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(421,638)	(49,155)
Proceeds from disposal of fixed assets	203,086	-
Net cash used in investing activities	(218,552)	(49,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from Private Placement	5,483,919	2,500,000
Increase in restricted cash	(193,075)	-
Advances from related parties	-	49,773
Repayment of acquisition payable	-	(50,269)
Repayment of payables for intangible asset	(886,328)	(878,349)
Net cash provided by financing activities	4,404,516	1,621,155

Foreign currency translation adjustment	1,111,823	20,944

INCREASE IN CASH AND CASH EQUIVALENTS	20,643,171	10,917,434
CASH AND CASH EQUIVALENTS, at the beginning of the year	20,115,677	9,198,243

CASH AND CASH EQUIVALENTS, at the end of the year	$40,758,848	$20,115,677

NON-CASH TRANSACTIONS
Share-based payment to employees under equity incentive plan	$219,891	$25,000
Share-based payment – IR warrants	$52,170	$-
Release of VIE acquisition payable	$8,936,150	$-
SUPPLEMENTAL DISCLOSURE INFORMATION
Income taxes paid	$2,214,334	$907,835

See accompanying notes to consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 1     DESCRIPTION OF BUSINESS AND ORGANIZATION

Nutrastar International Inc. (“Nutrastar” or the “Company”) was incorporated in the State of Nevada on December 22, 2002. On December 23, 2008, the Company completed a reverse acquisition with New Zealand WAYNE’S New Resources Development Co., Ltd. (“New Resources”). As a result of the reverse acquisition with New Resources, the Company is no longer a shell company and active business operations have been revived. Nutrastar together with its subsidiaries and affiliates as described below are referred to as the “Company”.

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

On May 19, 2009, the Company filed Amended and Restated Articles of Incorporation with the State of Nevada to amend the Company’s Articles of Incorporation to, among other things, (1) change the name of the Company from “YzApp International Inc.” to “Shuaiyi International New Resources Development Inc.,” (2) increase the total number of shares of common stock that the Company has the authority to issue from 50,000,000 to 190,000,000 shares and (3) effect a one for 114.59 reverse split of the Company’s outstanding common stock (the “Reverse Split”). The detailed description of the amendment was provided in the Company’s Form 8-K filed on May 26, 2009.

On March 10, 2009, New Resources obtained the approval from the relevant PRC business bureau for the extension of time allowed for the payment of the transfer price to one year until December 1, 2009. On January 4, 2010, the relevant PRC regulatory agency further extended the payment due date to June 30, 2010.

On January 11, 2010, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of the State of Nevada, pursuant to which the Company further changed its name from "Shuaiyi International New Resources Development Inc." to "Nutrastar International Inc.".

On October 22, 2010, New Resources, a wholly-owned British Virgin Islands subsidiary of the Company, entered into an equity transfer agreement with the original founders of Heilongjiang Shuaiyi (the “Shuaiyi Founders”), pursuant to which New Resources transferred all of its equity interests in Heilongjiang Shuaiyi New Energy Development Co., Ltd. (“Heilongjiang Shuaiyi”), a then wholly-owned Chinese subsidiary of New Resources, to the Shuaiyi Founders (the “Equity Transfer”).

In connection with the Equity Transfer, the Shuaiyi Founders, the Company’s indirectly wholly-owned Chinese subsidiary incorporated on July 13, 2010, Harbin Baixin Biotech Development Co., Ltd. (“Harbin Baixin”) and Heilongjiang Shuaiyi entered into the following commercial arrangements (the “Contractual Arrangement” and together with the Equity Transfer, the “Restructuring”), pursuant to which the Company has contractual rights to control and operate the businesses of Heilongjiang Shuaiyi and Heilongjiang's two wholly-owned Chinese subsidiaries, Daqing Shuaiyi Biotech Co., Ltd. (“Daqing Shuaiyi”) and Harbin Shuaiyi Green & Specialty Food Trading LLC (“Harbin Shuaiyi”) and together with Heilongjiang Shuaiyi and Daqing Shuaiyi, the “VIEs”:

Service Agreement

Pursuant to a technical service agreement, entered into by and between Harbin Baixin and Heilongjiang Shuaiyi, Harbin Baixin will provide certain exclusive technical services to Heilongjiang Shuaiyi in exchange for the payment by Heilongjiang Shuaiyi of a service fee that is calculated based on the market price in light of the particulars of the service and the time of such service provided by Harbin Baixin (the “Service Agreement”);

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 1     DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

Option Agreement

Pursuant to an exclusive purchase option agreement, entered into by and among Harbin Baixin, the Shuaiyi Founders and Heilongjiang Shuaiyi, the Shuaiyi Founders granted to Harbin Baixin an option to purchase at any time during the term of this agreement, all or part of the equity interests in Heilongjiang Shuaiyi (the “Equity Interests”), at the exercise price equal to the lowest possible price permitted by Chinese laws (the “Option Agreement”);

Voting Rights Agreement

Pursuant to a voting rights proxy agreement, entered into by and among Harbin Baixin, the Shuaiyi Founders and Heilongjiang Shuaiyi, each of the Shuaiyi Founders irrevocably entrusted Harbin Baixin and any entities or individuals designated by Harbin Baixin to, among others, exercise its voting rights and other rights as a shareholder of Heilongjiang Shuaiyi (the “Voting Rights Agreement”); and

Pledge agreement

Pursuant to an equity pledge agreement, entered into by and among Harbin Baixin, the Shuaiyi Founders and Heilongjiang Shuaiyi, the Founders pledged all of the Equity Interests to Harbin Baixin to secure the full and complete performance of the obligations and liabilities on the part of the Shuaiyi Founders and Heilongjiang Shuaiyi under this and above contractual arrangements (the “Pledge Agreement” and together with the Service Agreement, the Option Agreement, the Voting Rights Agreement and the Equity Transfer Agreement, the “Restructuring Documents”).

As a result of the Restructuring, the Company transferred all of its indirect equity interests in Heilongjiang Shuaiyi back to the Shuaiyi Founders, among whom, Ms. Lianyun Han became a majority shareholder of Heilongjiang Shuaiyi by owning 68.3% equity interest in Heilongjiang Shuaiyi. At the same time, through the above contractual agreement, the Company maintains substantial control over the VIEs’ daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. As the primary beneficiary of the VIEs, the Company is entitled to consolidate the financial results of the VIEs in its own consolidated financial statements under Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities (collectively, “ASC Topic 810”).

On October 22, 2010, the Company consummated the Restructuring as contemplated by the Restructuring Documents and as a result, the Shuaiyi Founders obtained all the Company’s indirect equity interests in the VIEs. Also on October 22, 2010, Heilongjiang Shuaiyi entered into a termination agreement with each of the Shuaiyi Founders pursuant to which the loan agreement and the promissory note, dated December 8, 2008, as amended (the “Loan Agreement”), was terminated and the parties have no further obligations and rights under the Loan Agreement. As a result of the Restructuring, the Company is no longer obligated for the outstanding acquisition payable of $8.9 million.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 1     DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

As of December 31, 2010, details of the subsidiaries and affiliates of the Company are as follows:

			Percentage
	Domicile and date		of effective
Names	of incorporation	Paid-up capital	ownership	Principal activities

Subsidiaries

New Zealand WAYNE’S	British Virgin	$50,000	100%	Holding company of the
New Resources	Islands			other subsidiaries
Development Co., Ltd	March 13, 2008
(“New Resources”)
Oriental Global Holdings	Hong Kong	HK$1	100%	Holding company of
Limited (“Oriental	May 28, 2010			Harbin Baixin
Global”)
Harbin Baixin Biotech	People’s Republic of	$3,000,000	100%	Chinese Golden Grass
Development Co., Ltd	China (“PRC”)			cultivation technology
(“Harbin Baixin”)	July 13, 2010			research and
				development, services
				and Chinese Golden
				Grass products
				wholesale
VIEs

Heilongjiang Shuaiyi New	PRC	RMB60,000,000	100%	Principally engaged in
Energy Development Co.,	July 11, 2006			investment holding
Ltd (“Heilongjiang
Shuaiyi”)
Daqing Shuaiyi Biotech Co.	PRC	RMB10,000,000	100%	Growing and sales of
Ltd. (“Daqing Shuaiyi”)	August 8, 2005			Chinese Golden Grass,
				which is widely used
				for Chinese medicine,
				and functional health
				beverages
Harbin Shuaiyi Green and	PRC	RMB1,500,000	100%	Sales of organic and
Specialty Food Trading	May 18, 2001			specialty food products
LLC. (“Harbin Shuaiyi”)

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation

The accompanying consolidated financial statements include the financial statements of Nutrastar and its wholly owned subsidiaries, New Resources, Oriental Global and Harbin Baixin, and its VIEs Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi for year ended December 31, 2010. For the year ended December 31, 2009, the consolidated financial statements include the financial statements of Nutrastar and its wholly owned subsidiaries, New Resources, Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi. All significant inter-company balances or transactions have been eliminated on consolidation.

For the year ended December 31, 2010, the Company has evaluated the relationship with the VIEs and based on the result of the evaluation, it believes that these entities are variable interest entities and that it is the primary beneficiary of these entities. Consequently, the Company has included the results of operations of these VIE in the consolidated financial statements. The Company’s relationships with these VIEs are governed by the Restructuring Documents. Under PRC laws, each of the VIEs is independent legal person and none of them is exposed to liabilities incurred by the other parties.

The financial statements of Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi are consolidated in the accompanying financial statements pursuant to the Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities. The Company does not have any non-controlling interests in net income and accordingly, did not subtract any net income in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company had a pecuniary interest in the VIEs that require consolidation of the Company’s and the VIEs’ financial statements.

Basis of preparation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the years ended December 31, 2010 and 2009 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments and warrants granted in connection with the private placement of preferred stock.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Derivative financial instruments

The Company evaluates all its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of income. For stock-based derivative financial instruments, the Company uses Monte-Carlo simulation methods to value the derivative instruments at inception and on subsequent valuation dates.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Research and development costs

Research and development costs are expensed as incurred, and are charged to general and administrative expenses. Research and development costs were $114,145 and $36,728 for the years ended December 31, 2010 and 2009, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were $117,635 and $1,915 for the years ended December 31, 2010 and 2009, respectively.

Shipping and handling costs

Substantially all costs of shipping and handling of products to customers are included in selling expense. Shipping and handling costs for the years ended December 31, 2010 and 2009 were insignificant.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income taxes

The Company is subject to income taxes in the United States and other foreign jurisdictions where it operates. The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. FASB ASC Topic 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on the criteria of FASB ASC 740-10-25-5 through 740-10-25-7 and 740-10-25-13 (formerly FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes”). The interpretation prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

Comprehensive income

FASB ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes foreign currency translation adjustments.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency

The Company uses the United States dollars (“US Dollar” or “US$” or “$”) for financial reporting purposes. The PRC subsidiaries and VIEs within the Company maintains the books and records in their functional currency, Chinese Renminbi (“RMB”), being the lawful currency in the PRC. Assets and liabilities of the PRC subsidiaries and VIEs are translated from RMB into US Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statement of operations are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:-

	December 31, 2010	December 31, 2009
Balance sheet items, except for equity accounts	US$1=RMB6.6227	US$1=RMB6.8282
Items in the statements of income and cash flows	US$1=RMB6.7695	US$1=RMB6.8310

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

The Company believes that during the year ended December 31, 2010, it operated in three business segments – growing and sales of Chinese Golden Grass, which is widely used for Chinese medicine, manufacturing and sale of functional health beverages featuring the Chinese Golden Grass as a core ingredient, and sales of organic and specialty products. The manufacturing and sale of Chinese Gold Grass functional health beverages was launched in the fourth quarter of 2010.

During the year ended December 31, 2009, the Company operated in two business segments – growing and sales of Chinese Golden Grass and sales of organic and specialty food agriculture products.

Throughout the years ended December 31, 2010 and 2009, all of the Company’s operations were carried out in one geographical segment - China.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share

The Company reports earnings per share in accordance with the provisions of FASB ASC Topic 260, "Earnings per Share". FASB ASC Topic 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution (using the treasury stock method) that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

As discussed in note 1, on May 19, 2009, the Company effected a 1-for-114.59 Reverse Split of its common stock and all outstanding shares of Series A Preferred Stock were automatically converted to common stock. The weighted average number of shares for the purposes of calculating the earnings per share has been retroactively adjusted as if the Reverse Split took effect as of the beginning of the earliest period presented.

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

Recent accounting pronouncements

In January 2010, the FASB issued ASU No. 2010-01—Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 with retrospective application. The adoption of the provisions in ASU 2010-01 did not have an impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this Update are effective beginning in the period that an entity adopts FAS 160 (now included in Subtopic 810-10). The adoption of the provisions in ASU 2010-02 did not have an impact on the Company’s consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (continued)

In January 2010, the FASB issued ASU No. 2010-05—Compensation—Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This Update simply codifies EITF Topic No. D-110, “Escrowed Share Arrangements and the Presumption of Compensation” dated June 18, 2009. EITF Topic No. D-110 includes the SEC staff announcement that clarified SEC staff views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. Historically, the SEC staff has expressed the view that an escrowed share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory. The SEC staff now clarifies that entities should consider the substance of the transaction in evaluating whether the presumption of compensation may be overcome, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction. In that situation, the staff generally believes that the escrowed shares should be reflected as a discount in the allocation of proceeds. According to the EITF Operating Procedures dated October 2005, SEC staff announcements are not subject to the approval of the FASB Board and will be effective for SEC registrants prospectively beginning from the date of the announcement unless otherwise noted. Neither ASU No. 2010-05 nor EITF D-110 provides for any transition guidance, accordingly, the Company has adopted the SEC staff announcement in EITF Topic No. D-110 prospectively effective from October 1, 2009.

Effective January 1, 2010, the Company adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements,” which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. Except for the expanded disclosure requirements the adoption of the provisions in ASU 2010-06 did not have an impact on the Company’s consolidated financial statements.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends the disclosure requirements related to Subsequent Events (Topic 855). This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows public companies to omit the disclosure of the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact the Company’s results of operations or financial position, but did require changes to the Company’s disclosures in its financial statements.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (continued)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 3     FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	December 31,	December 31,
				2010	2009

Liabilities:
Derivative instruments – Warrants	$—	$1,198,273	$—	$1,198,273	$—
Total	$—	$1,198,273	$—	$1,198,273	$—

The carrying values of cash and cash equivalents, trade and other receivables and payables approximate their fair values due to the short maturities of these instruments.

There was no asset or liability measured at fair value on a non-recurring basis as of December 31, 2010 and 2009.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 3     FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (CONTINUED)

For stock-based derivative financial instruments, the Company uses Monte-Carlo simulation methods to value the derivative instruments at inception and on subsequent valuation dates using the following assumptions;-

	December 31,	Date of
	2010	inception
Series C Warrants to investors and placement agent (issued on June 7, 2010)
Market price of common stock:	$3.48	$3.20
Exercise price:	$3.40	$3.40
Remaining contractual life (years):	2.43	3.00
Dividend yield:	−	−
Expected volatility:	54.65%	54.85%
Risk-free interest rate:	0.761%	1.124%
Fair value – Series C Warrants to investors and placement agent (issued on June 7, 2010)	$740,397	$747,446

Series C Warrants to investors and placement agent (issued on June 28, 2010)
Market price of common stock:	$3.48	$3.16
Exercise price:	$3.40	$3.40
Remaining contractual life (years):	2.49	3.00
Dividend yield:	−	−
Expected volatility:	54.65%	54.69%
Risk-free interest rate:	0.784%	1.002%
Fair value – Series C Warrants to investors and placement agent (issued on June 28, 2010)	$457,876	$435,414

Total	$1,198,273	$1,182,860

NOTE 4     RESTRICTED CASH

As of December 31, 2010, $193,075 in total was held in escrow arising from agreements in conjunction with the private placement consummated in June 2010, which are further disclosed in Note 13.

Restricted cash consisted of the following:

	December 31	December 31
	2010	2009

Restricted cash - compensation for Chief Financial Officer	$193,075	$-

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 5     ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of December 31,
	2010	2009

Accounts receivable	$261,223	$215,486
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$261,223	$215,486

NOTE 6     INVENTORIES

Inventories by major categories are summarized as follows:

	As of December 31,
	2010	2009

Raw materials	$338,415	$183,934
Work in progress	363,240	294,983
Finished goods	166,106	137,156

Total	$867,761	$616,073

NOTE 7     PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	As of December 31,
	2010	2009

Prepayments	$78,932	$12,812
Other receivables from unrelated entities, net of $nil allowance	210,570	238,423

	$289,502	$251,235

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 8     INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of December 31,
	2010	2009

Computer software, cost	$1,499	$1,454
Exclusive right to use a secret process, cost	4,531,694	4,395,309
Less: Accumulated amortization	(2,153,758)	(1,649,361)

	$2,379,435	$2,747,402

In April 2006, the Company purchased from a third party a ten-year exclusive right to use a secret process and method in the cultivation and growing of Chinese Golden Grass, which is widely used for Chinese medicine, for a cash consideration of RMB30,000,000, payable over five years. The exclusive right is amortized over its term of ten years using the straight-line method.

Amortization expense for the years ended December 31, 2010 and 2009 was $443,389 and $439,398, respectively. The estimated expense of the intangible assets over each of the next five years and thereafter will be $453,218 per annum.

NOTE 9     PROPERTIES, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	As of December 31,
	2010	2009
Cost:
Buildings	$12,075,666	$11,672,404
Office equipment	25,732	15,264
Machinery	126,873	128,286
Motor vehicles	56,543	54,842
Total cost	12,284,814	11,870,796
Less: Accumulated depreciation	(2,035,825)	(1,474,289)

Net book value	$10,248,989	$10,396,507

Depreciation expense for the years ended December 31, 2010 and 2009 was $575,799 and $564,988, respectively.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 10     OTHER PAYABLES, ACCRUALS AND TAXES PAYABLE

Other payables and accruals consisted of the following:

	As of December 31,
	2010	2009

Accrued staff costs	$627,791	$370,395
Other payables	118,852	58,079
Other taxes payable	-	25,030

	$746,643	$453,504

Taxes payable consisted of the following:

	As of December 31,
	2010	2009

Value added tax	$349,585	$75,259
Income tax	214,033	202,777
Others	132,901	41,837

	$696,519	$319,873

NOTE 11     PAYABLE FOR INTANGIBLES

As described in Note 8, in April 2006 the Company purchased an exclusive right from an independent party for a secret process and method for a stated value of RMB30,000,000 payable over 5 years from the date of purchase. The agreement provides that all payments by the Company for the secret process and method will be refundable if the secret process and method prove ineffective. Under ASC Subtopic 835-30, “Imputation of Interest” (formerly APB 21, “Interest on Receivables and Payables”), the payable for intangibles are stated without imputed interest as the noninterest factor fairly represents the warranty for performance.

The intangible assets have been fully paid for as of December 31, 2010.

NOTE 12     ACQUISITIONS PAYABLE

The acquisition payable at December 31, 2009 represents the transfer price of RMB60,000,000, equivalent to $8,736,833, payable by New Resources for the acquisition of 100% equity interest in Heilongjiang Shuaiyi, as further discussed in Note 1.

On October 22, 2010, the Company consummated a restructuring plan whereby New Resources transferred to the Shuaiyi Founders 100% equity interest in Heilongjiang Shuaiyi. As a result of the restructuring, the Company is no longer obligated for the outstanding acquisition payable of $8.9 million, as further discussed in Note 1.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 13     STOCKHOLDERS’ EQUITY

Private Placement in 2009

On December 17, 2009, the Company completed a private placement transaction and sold 1,000,000 shares of its common stock to certain accredited investors at $2.50 per share for a total of $2.5 million pursuant to a securities purchase agreement. In addition, the Company issued to each of the investors two warrants to purchase in aggregate 500,000 shares of its common stock, including a Series A warrant having a term of three years with an exercise price of $3.25 per share and a Series B warrant having a term of three years with an exercise price of $4.00 per share. These warrants contain standard anti-dilution provisions for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction. Because these warrants do not contain any contingent exercise provisions and their settlement amount will equal to the difference between the fair value of a fixed number of the Company’s equity shares and a fixed strike price, these warrants, which are freestanding instruments, qualify for the scope exception under the guidance provided in ASC 815-40-15-5 through 815-40-15-8, and are considered indexed to the Company’s own stock. Accordingly, these warrants have been classified as equity.

Pursuant to the securities purchase agreement, the Company agreed to register the shares and the warrants within a predefined period. The Company is subject to registration delay payments in cash in the amounts prescribed by the securities purchase agreement if it is unable to file the registration statement, cause it to become effective or maintain its effectiveness as required by the securities purchase agreement. As discussed in Note 20, on February 4, 2010, the SEC declared effective the registration statement on Form S-1 filed by the Company on January 28, 2010. As a result, no provision for any registration delay payment is required.

Securities Escrow Arrangement

In addition, pursuant to the securities purchase agreement, the major stockholder of the Company, New Zealand WAYNE's Investment Holdings Co., Ltd. (“Investment Holdings”) placed a total of 1,000,000 shares of the Company’s common stock held by it into escrow to secure the make good obligations described below on behalf of the investors. Under the securities purchase agreement, Investment Holdings has agreed that: (i) in the event that the Company’s consolidated financial statements reflect less than $9,000,000 of after-tax income for the fiscal year ending December 31, 2010, it will transfer to the investors, on a pro rata basis, for no additional consideration, 500,000 shares of the Company common stock owned by it; and (ii) in the event that the Company’s consolidated financial statements reflect less than $11,000,000 of after-tax net income for the fiscal year ending December 31, 2011, it will transfer to the investors, on a pro rata basis, for no additional consideration, 500,000 shares of the Company’s common stock owned by it. The Company achieved the 2010 performance threshold. No escrow shares have been transferred to the investors.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 13     STOCKHOLDERS’ EQUITY (CONTINUED)

Private Placement in 2010

On May 27, 2010, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with certain investors, pursuant to which, the Company agreed to issue and sell up to an aggregate of 250,000 units at a purchase price of $28.56 per unit, for an aggregate purchase price of up to $7,140,000 (the "Aggregate Purchase Price"). Each unit consists of (i) one share of a newly designated series A preferred stock, ("Series A Preferred Stock"), with an initial one-to-ten conversion ratio into shares of the Company’s common stock, ("Common Stock"), and (ii) warrants to purchase five shares of Common Stock at an exercise price of $3.40 per share ("Warrants", together with the shares of Series A Preferred Stock, the "Securities"). In addition, the Company and the investors agreed, that the placement agent of this transaction, will receive from the investors a fee equal to 2% of the Aggregate Purchase Price and Warrants to purchase 2% of the aggregate number of shares of Common Stock that shares of Series A Preferred Stock to be issued under the Securities Purchase Agreement are convertible into.

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

Escrow Agreement

In connection with the Securities Purchase Agreement, the Company entered into an escrow agreement (the "Escrow Agreement") pursuant to which the parties agreed to deposit the investment amount received from the investors into escrow to be released upon the occurrence of the events set forth in the Escrow Agreement. In addition, the Company agreed that $100,000 out of the investment amount will remain in escrow and will be disbursed to an investor relations firm hired by the Company, all of which has been released to investor relations firm during the third quarter of 2010. The Company also agreed that an additional $250,000 will remain in escrow and will be used as compensation for the Chief Financial Officer of the Company, of which $56,925 has been released in 2010 and the rest of $193,075 will remain in escrow (See Note 4).

Allocation of Proceeds in the Private Placement

The guidance provided in ASC 470-20-30-5 has been applied to the amount allocated to the convertible Preferred Stock, and the effective conversion price has been used, to measure the intrinsic value, if any, of the embedded conversion option. The fair value of the embedded conversion feature of the Series A Preferred Stock of $ 1,143,198 and $ 644,532 were calculated using the intrinsic value model in accordance with the guidance provided in ASC Topic 470-20-30-6 (formerly EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”), limited to the amount of the proceeds allocated to the convertible instrument on June 7, 2010 and June 28, 2010, respectively. The intrinsic value of the beneficial conversion feature was calculated by comparing the effective conversion price, which was determined based on the proceeds from the private placement allocated to the convertible Series A Preferred Stock, and the market price of the Company’s common stock of $3.2 and $3.16 on June 7, 2010 and June 28, 2010, respectively. The fair value of $1,143,198 and $ 644,532 of the beneficial conversion feature has been recognized as a reduction to the carrying amount of the convertible Series A Preferred Stock and an addition to paid-in capital.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 13     STOCKHOLDERS’ EQUITY (CONTINUED)

Private Placement in 2010 (continued)

Allocation of Proceeds in the Private Placement (continued)

The following table sets out the allocation of the proceeds from the Private Placement:

Proceeds of the private placement on June 7, 2010	$3,524,342
Allocation of proceeds to Series C Warrants to investors	(718,698)
Allocation of proceeds to beneficial conversion feature	(1,143,198)
Amortization of discount resulting from the accounting for a beneficial conversion feature	1,143,198
Convertible Series A Preferred Stock at December 31, 2010	$2,805,644
Expenses related to private placement
- fair value of Series C Warrants to placement agent	(28,748)
- cash expenses	(114,567)
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	$2,662,329

Proceeds of the private placement on June 28, 2010	$2,121,938
Allocation of proceeds to Series C Warrants to investors	(418,668)
Allocation of proceeds to beneficial conversion feature	(644,532)
Amortization of discount resulting from the accounting for a beneficial conversion feature	644,532
Convertible Series A Preferred Stock at December 31, 2010	$1,703,270
Expenses related to private placement
- fair value of Series C Warrants to placement agent	(16,747)
- cash expenses	(47,793)
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	$1,638,730

In accordance with ASC Topic 470-20-30-6, the discount on the Series A Preferred Stock resulting from the accounting for a beneficial conversion feature was amortized and charged to retained earnings, because the Series A Preferred Stocks are immediately convertible upon issuance and have no stated redemption date. Amortization of the discount resulting from the accounting for a beneficial conversion feature is considered analogous to a return to holders of perpetual preferred stock and has been accounted for as a reduction to net income available to common stockholders for the purpose of calculation of earnings per share.

Preferred Stock

The Board of the Company is authorized, without further action by the shareholders, to issue, from time to time, up to 1,000,000 shares of preferred stock in one or more classes or series. Similarly, the Board is authorized to fix or alter the designations, powers, preferences and the number of shares which constitute each such class or series of preferred stock. Such designations, powers or preferences may include, without limitation, dividend rights (and whether dividends are cumulative), conversion rights, if any, voting rights (including the number of votes, if any, per share), redemption rights (including sinking fund provisions, if any), and liquidation preferences of any unissued shares or wholly unissued series of preferred stock.

On May 27, 2010, the Company created, from the authorized but unissued shares of its preferred stock, a series of preferred stock consisting of 300,000 shares and has designated one series of preferred stock as the Series A Preferred Stock, of which the Company issued 197,706 shares upon the closing of the private placement in 2010.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 13     STOCKHOLDERS’ EQUITY (CONTINUED)

Preferred Stock (continued)

The following are the principal terms of the Series A Preferred Stock:

Rank: The Series A Preferred Stock ranks senior to the Company’s common stock, but junior to all indebtedness of the Company.

Dividend: Holders of the Series A Preferred Stock are entitled to a cumulated dividend at an annual rate of 6% of the Series A Preferred Stock, payable in additional shares of Series A Preferred Stock, shall compound quarterly, and shall be payable upon the occurrence of a liquidation event, conversion, mandatory conversion or from time-to-time at the discretion of the Board. When dividends on the Series A Preferred Stock are paid, each such additional share of Series A Preferred Stock shall be valued at the original Series A Preferred Stock purchase price, which may be adjusted from time to time pursuant to a split, subdivision, combination or other similar events.

Optional Conversion: Shares of the Series A Preferred Stock are optionally convertible into fully paid and non-assessable shares of Common Stock at a conversion rate calculated by dividing (i) $28.00 per share plus any declared, accrued but unpaid dividends by (ii) the conversion price (the “Conversion Price”), which is initially $2.80 per share, subject to adjustment. Initially, each share of Series A Preferred Stock is convertible into 10 shares of common stock.

Mandatory Conversion: All outstanding shares of the Series A Preferred Stock will automatically convert to shares of common stock, subject to the conversion restrictions (the "Mandatory Conversion"), at the earlier to occur of (i) the Company’s shares of common stock being listed on the New York Stock Exchange, the NYSE Amex, the NASDAQ Global Market, the NASDAQ Global Select Market or the NASDAQ Capital Market (each, a "National Stock Exchange") and the registration statement on Form S-1 or such other appropriate form promulgated by the SEC registering the common stock underlying the Securities pursuant to the Securities Purchase Agreement being declared effective by the SEC, and (ii) 12 months from the date that the Company's shares of common stock are first listed on a National Stock Exchange.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 13     STOCKHOLDERS’ EQUITY (CONTINUED)

Preferred Stock (continued)

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

Effect of failure to file and obtain and maintain effectiveness of Registration Statement – the Company shall pay to each holder of Registrable Securities an amount in cash equal to 1% of the aggregate purchase price of the Securities owned by such holder as liquidated damages, but in no event shall liquidated damages exceed 8% of the Purchase Price.

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

Common Stock Purchase Warrants

Series C Warrants

In conjunction with the issuance of the Series A Preferred Stock, the Company issued Series C Warrants to the investors and the placement agent to purchase up to 617,008 and 24,681 shares, respectively, of common stock on June 7, 2010 and 371,493 and 14,859 shares, respectively, on June 28, 2010, respectively, all at an exercise price of $3.40 per share. The Series C Warrants have a term of exercise expiring 3 years from the issuance date. The Series C Warrants at the option of the holder, may be exercised by cash payment of the exercise price or, the holder may satisfy its obligation to pay the exercise price through a "cashless exercise."

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 13     STOCKHOLDERS’ EQUITY (CONTINUED)

Accounting for Series A, Series B and Series C Warrants

Series A and Series B Warrants issued to certain investors to purchase 500,000 shares of the Company’s common stock remained outstanding at December 31, 2009 had a term of three years and exercise prices of $3.25 and $4.00 per share, respectively. These warrants contain standard anti-dilution provisions for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction. Because these warrants do not contain any contingent exercise provisions and their settlement amount will equal to the difference between the fair value of a fixed number of the Company’s equity shares and a fixed strike price, these warrants, which are freestanding instruments, qualify for the scope exception under the guidance provided in ASC 815-40-15-5 through 815-40-15-8, and are considered indexed to the Company’s own stock. Accordingly, Series A and Series B Warrants have been classified as equity.

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

As of December 31, 2010, the fair value of these outstanding Series C Warrants was determined to be $1,198,273. Accordingly, the Company recorded $15,413 in other income related to the change in the fair value of the Series C Warrants. There is no cash flow impact for the warrant liability until the Series C Warrants are exercised.

The following table presents a reconciliation of the warrant liabilities measured at fair value on a recurring basis using Level 2 from January 1, 2010 to December 31, 2010:

Warrant liabilities

Balance at January 1, 2010	$-
Issuance of warrants	1,182,860
Change in fair value included in earnings	15,413
Balance at December 31, 2010	$1,198,273

IR Warrants

On May 27, 2010, the Company entered into an investor relations agreement with a consultant in which the consultant would provide certain consulting services to the Company for a term of one year. In exchange for the consulting services provided, the consultant should receive (i) a cash fee of $100,000 and (ii) 100,000 warrants (the “IR Warrants”) at an exercise price of $3.80 and a term of three years from issuance date. The above 100,000 IR Warrants were issued on July 1, 2010. The grant date fair value of each of these IR warrants was estimated at $89,435 using Black-Scholes valuation model and $52,170 was charged as expenses during the year ended December 31, 2010.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 13     STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants issued and outstanding at December 31, 2010, and changes during the two years then ended, are as follows:

		Weighted	Average
	Number of	Average	Remaining
	underlying	Exercise	Contractual Life
	shares	Price	(years)
Balance, January 1, 2009	-
Granted	500,000	3.63	3.00
Outstanding at December 31, 2009	500,000	$3.63	2.96
Granted	1,128,041	3.44	3.00
Forfeited	-	-	-
Exercised	-	-
Outstanding at December 31, 2010	1,628,041	$3.50	2.29

Exercisable at December 31, 2010	1,628,041	$3.50	2.29

NOTE 14     STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company’s PRC subsidiaries and VIEs were required to transfer 10% of their profits after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve and a percentage of not less than 5%, as determined by management, of the profits after tax to the public welfare fund. However, the Company’s PRC subsidiaries and VIEs were not required to transfer any profit after tax to the statutory surplus reserve only after the accumulated statutory surplus reserves reached 50% of registered capital of the Company’s PRC subsidiaries and VIEs. With the amendment of the PRC Companies Law which was effective from January 1, 2006, enterprises in the PRC were no longer required to transfer any profit to the public welfare fund. Any balance of public welfare fund brought forward from December 31, 2005 should be transferred to the statutory surplus reserve. The statutory surplus reserve is non-distributable.

NOTE 15     SHARE-BASED COMPENSATION

On June 3, 2009, the Company established the “Shuaiyi International New Resources Development Inc. 2009 Equity Incentive Plan”. The purposes of the 2009 Equity Incentive Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the long-term growth and profitability of the Company. The 2009 Equity Incentive Plan permits the granting of incentive Stock Options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares as the Company’s board of director may determine. The maximum number of shares that may be issued under the 2009 Equity Incentive Plan was 1,000,000.

Under the 2009 Equity Incentive Plan, on June 17, 2009, the directors granted 500,000 restricted shares to employees by entering into “Restricted Shares Grant Agreements” (the “Agreements”) with the employees. Under the Agreements, the shares were grant for no consideration and vested on the date of grant. Accordingly, these shares vested immediately and all restrictions as to transferability, sale, assignment or otherwise disposition of the shares have been released on the date of grant.

Under ASC 718-10-30-2, the Company recognized a compensation expense of $25,000 based on the fair value of $0.05 per share which is the last traded price of the shares at the grant date. This expense is accounted under “General and administrative expenses”.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 15     SHARE-BASED COMPENSATION (CONTINUED)

As the 500,000 restricted shares do not impose any obligations that require the Company to transfer assets, these have been classified as equity.

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

On January 1, 2010, the Company also entered into a restricted shares grant agreement under the Company’s 2009 Equity Incentive Plan with Mr. Lee. Pursuant to the terms of the restricted shares grant agreement, the Company granted to Mr. Lee 140,000 restricted shares of the Company’s common stock subject to the vesting schedule therein. If Mr. Lee’s service with the Company ceases for any reason other than Mr. Lee’s (a) death, (b) Disability, (c) Retirement, or (d) termination by the Company without cause, any nonvested restricted shares will be automatically forfeited to the Company.

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

Accordingly, the Company recognized compensation expense of $105,875, related to the restricted shares granted to Mr. Lee, which vested before his resignation, for the year ended December 31, 2010, based on the estimated grant-date fair value of $3.025 of the Company’s common stock.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 15     SHARE-BASED COMPENSATION (CONTINUED)

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

On July 16, 2010, the Company entered into a stock option agreement with Mr. Robert Tick (“Mr. Tick”), the Chief Financial Officer of the Company, under the Company’s 2009 Equity Incentive Plan. Pursuant to the terms of the stock option Agreement, Mr. Tick was granted options to purchase an aggregate 150,000 shares of common stock of the Company, consisting of, an option to purchase 75,000 shares that will vest in 2011 with an exercise price of $5.00 per share, and an option to purchase 75,000 shares that will vest in 2012 with an exercise price of $7.00 per share. Each of these options expires three years after their respective vesting dates.

According to the stock option Agreement, in the event Mr. Tick’s employment with the Company is terminated for any reason except for death or disability, he may exercise these options only to the extent that these options would have been exercisable on the termination date and no later than three months after the termination date. If Mr. Tick’s employment is terminated because of his death or disability, these options may be exercised only to the extent that such these options would have been exercisable by Mr. Tick on the termination date and must be exercised by Mr. Tick no later than twelve months after the termination date. If the employment is terminated for Cause as defined in the stock option Agreement, these options will terminate immediately. In no event will these options be exercised later than December 31, 2015.

Summary of options issued and outstanding at December 31, 2010 and the movements during the year then ended are as follows:

Weighted-
	Number of	Average	Aggregate	Weighted- Average
	underlying	Exercise Price	Intrinsic	Contractual Life
	shares	Per Share	Value (1)	Remaining in Years

Outstanding at December 31, 2009	-	$-	$-	-
Granted	400,000	7.75	-	4.99
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	(250,000)	8.8	-	4.59
Outstanding at December 31, 2010	150,000	$6.00	$-	4.50

Exercisable at December 31, 2010	-	$-	$-	-

(1)	The market value of the Company’s common stock at December 31, 2010 was $3.48. The outstanding options to Mr. Tick had no intrinsic value at December 31, 2010.

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly the Company recognized compensation expense of $12,096 for the year ended December 31, 2010.

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
For the Years Ended December 31, 2010 and 2009

NOTE 15     SHARE-BASED COMPENSATION (CONTINUED)

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

Accordingly, the Company recognized compensation expense of $70,000, related to the restricted shares granted to Mr. Tick for the year ended December 31, 2010, based on the estimated grant-date fair value of the Company’s common stock of $3.00.

On October 5, 2010, the Company entered into separate restricted shares grant agreements with the Company’s newly elected independent directors Mr. Henry Ngan, Ms. Virginia P’an and Mr. Jianbing Zhong. Pursuant the agreements, the Company granted, under the Company’s 2009 Equity Incentive Plan, to Mr. Ngan 40,000 restricted shares of the Company’s common stock, Ms. P’an 30,000 restricted shares and Mr. Zhong 20,000 restricted shares, as compensation for the services to be provided by them as independent directors.

The restricted shares granted to independent directors will vest in equal installments on a semi-annual basis over a two-year period. If the independent director’s service with the Company ceases for any reason other than the independent director’s (a) death, (b) disability, (c) retirement, or (d) termination by the Company without cause, any unvested restricted shares will be automatically forfeited to the Company.

Accordingly, the Company recognized compensation expense of $31,920 related to the restricted shares granted to the directors for the year ended December 31, 2010, based on the estimated grant-date fair value of the Company’s common stock of $2.98.

NOTE 16     OTHER INCOME (EXPENSES), NET

	Year ended December 31,
	2010	2009

Service income	$-	$7,078
Other expenses	-	(690)

	$-	$6,388

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 17     INCOME TAXES

The Company’s VIEs and subsidiaries incorporated in the PRC are subject to PRC enterprise income tax (“EIT”). Before January 1, 2008, the PRC EIT rate was generally 33%. In March 2007, the PRC government enacted a new PRC Enterprise Income Tax Law, or the New EIT Law, and promulgated related regulation, Implementation Regulations for the PRC Enterprise Income Tax Law. The New EIT Law and Implementation Regulations became effective on January 1, 2008. The New EIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises registered in the PRC.

The New EIT Law provides a grandfathering on tax holidays which were granted under the then effective tax laws and regulations. Therefore, one of the Company's VIEs, Daqing Shuaiyi, being engaged in growing and sales of organic and specialty food products, has continued to be entitled to a preferential tax treatment: an EIT holiday for the two years ended December 31, 2006 and 2007 and a 50% reduction on the EIT rate for the three years ended December 31, 2008, 2009 and 2010.

Harbin Shuaiyi was subject to an EIT rate of 25% for the years ended December 31, 2010 and 2009.

Harbin Baixin was subject to an EIT rate of 25% for the year ended December 31, 2010. No provision for PRC taxes was made as Harbin Baixin had no taxable income in the PRC.

No provision for other overseas taxes is made as none of Nutrastar, New Resources and Oriental Global has any taxable income in the U.S., British Virgin Islands or HK, respectively.

The Company’s income tax expense consisted of:

	Year ended December 31,
	2010	2009

Current income tax – PRC	$2,219,190	$1,235,210
Deferred	-	-

	$2,219,190	$1,235,210

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2010	2009

Pre-tax income	$15,663,369	$8,976,926

U.S. federal corporate income tax rate	34%	34%
Income tax computed at U.S. federal corporate income tax rate	5,325,545	3,052,155
Reconciling items:
Impact of tax holiday of Daqing Shuaiyi	(2,152,463)	(1,149,845)
Loss not recognized as deferred tax assets	199,688	117,529
Change in fair value of warrants	5,240	-
Rate differential for PRC earnings	(1,549,231)	(816,304)
Non-deductible expenses and non-reportable income	390,411	31,675
Effective tax expense	$2,219,190	$1,235,210

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 17     INCOME TAXES (CONTINUED)

The Company had deferred tax assets as follows:

	December 31	December 31
	2010	2009

Net operating losses carried forward	$529,540	$355,212

Less: Valuation allowance	(529,540)	(355,212)

Net deferred tax assets	$-	$-

As of December 31, 2010 and 2009, the Company had $1,557,472 and $1,044,740, net operating loss carryforwards available to reduce future taxable income, respectively, which will expire in various years through 2029. It is more-likely-than-not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of December 31, 2010 and 2009, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the two years ended December 31, 2010 and 2009, and no provision for interest and penalties is deemed necessary as of December 31, 2010 and 2009.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 18     EARNINGS PER SHARE

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the two years presented:

	Years ended
	December 31,
	2010	2009

Income available to common stockholders:
- Net income	$13,444,179	$7,741,716
Less: Preferred stock dividend	(181,181)	-
Less: Beneficial conversion feature of convertible preferred stock	(1,787,730)	-
Income available to common stockholders (Basic and diluted)	$11,475,268	$7,741,716

Weighted average number of shares:
- Basic	14,327,799	13,131,521
- Effect of dilutive restricted stock units	131,647	-
- Effect of dilutive warrants and options	16,903	210,000
- Diluted	14,476,349	13,341,521

Net income per share
- Basic	$0.80	$0.59
- Diluted	$0.79	$0.58

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

The diluted earnings per share calculation for the year ended December 31, 2010 did not include the convertible preferred stock, and the warrants and options to purchase up to 1,071,031 and 75,000 shares of common stock respectively, because their effect was anti-dilutive.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 19     RELATED PARTY TRANSACTIONS

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:-

(a) Due to related parties

	December 31	December 31
	2010	2009

Due to related parties:
Due to Ms. Lianyun Han, Chairperson, CEO and President of the Company	$51,339	$49,794

The amount due to Ms Han was non-interest bearing, unsecured and without fixed repayment date.

(b) Purchase of goods

For the years ended December 31, 2010 and 2009, the Company purchased rice amounting to $Nil and $790,133, respectively, from Heilongjiang Shuaiyi Technology Development Co., Ltd. (“Shuaiyi Technology”). Shuaiyi Technology and the Company are under common control and management.

(c) Lease of land

For the years ended December 31, 2010 and 2009, the Company paid rental expense of $9,085 and $9,003 for land to Shuaiyi Technology, respectively.

NOTE 20 CONCENTRATION RISK

(a) Concentration of credit risk

As of December 31, 2010 and 2009, almost all of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the years ended December 31, 2010 and 2009, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of December 31, 2010 and 2009 also arose in the PRC.

Details of individual customers accounting for 10% or more of the Group’s revenues for the years ended December 31, 2010 and 2009:

	2010	2009
Lai En Century Co. Ltd	32%	15%

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 20     CONCENTRATION RISK (CONTINUED)

(a) Concentration of credit risk (continued)

Individual customer amounts receivable consisted of 10% or more of total accounts receivable as of December 31, 2010 and 2009 were as follows:

	Percentage of accounts
	receivable as of December 31,
	2010	2009

Xian Yizhiliu Pharmaceutical Co., Ltd	25%	8%
Disha Pharmaceutical Co., Ltd	20%	7%
Zhejiang Yinlong Trading Company	17%	12%
Great Northern Wilderness Grain and Oil wholesale market	16%	18%
Si Chuan Ai Da Biotech Co. Ltd.	12%	12%

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

NOTE 21     COMMITMENTS AND CONTINGENCIES

(a) Operating leases

The Company has entered into tenancy agreements for the leases of an exhibition hall and land with a third party and a related company, Shuaiyi Technology (see 19(c)), respectively, for the purposes of the operation of its VIEs. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of December 31, 2010 are as follows:

Year ending December 31,
2011	$56,850
2012	45,525
2013	36,465
2014	9,286
2015	9,286
Thereafter	111,435

Total	$268,847

During the years ended December 31, 2010 and 2009, rental expenses under operating leases amounted to $59,310 and $32,206, respectively.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 21     COMMITMENTS AND CONTINGENCIES (CONTINUED)

(b) PRC employee costs

According to the prevailing laws and regulations of the PRC, the Company’s subsidiaries and VIEs in the PRC are required to cover its employees with medical, retirement and unemployment insurance programs. Management believes that due to the transient nature of its employees, they do not need to provide all employees with such social insurances, and have not paid the social insurances for all employees.

In the event that any current or former employee files a complaint with the PRC government, the Company's subsidiaries and VIEs may be subject to making up the social insurances as well as administrative fines. As the Company believes that these fines would not be material, no provision has been made in this regard.

(c) Indemnification agreement

On October 5, 2010, the Company entered into an indemnification agreement with each of its newly elected independent directors Mr. Henry Ngan, Ms. Virginia P’an and Mr. Jianbing Zhong pursuant to which the Company agreed to indemnify the independent directors against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent directors in connection with any proceeding if the independent directors acted in good faith and in the best interests of the Company.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 22     SEGMENT INFORMATION

The Company operates in three business segments identified by product, “Chinese Golden Grass”, “beverages” and “organic and specialty food products”. The Chinese Golden Grass segment consists of the growing and sales of Chinese Golden Grass, which business is conducted through Daqing Shuaiyi. The beverages segment consists of the manufacturing and selling of functional health beverages featuring the Chinese Golden Grass as a core ingredient, which business is also conducted through Daqing Shuaiyi, which was launched in the fourth quarter of 2010. The organic and specialty food products segment consists of the sales of rice, flour and silage corn etc, agricultural products which business is mainly conducted through Harbin Shuaiyi.

Throughout the two years ended December 31, 2010 and 2009, all of the Company’s operations were carried out in one geographical segment - China.

The Company’s segment revenue and results for the two years ended December 31, 2010 and 2009 are as follows:

	Year Ended December 31, 2010
			Organic and
	Chinese		Specialty Food	Corporate
	Golden Grass	Beverages	Products	unallocated	Consolidated

Segment revenue from external customers	$22,037,992	$427,826	$1,775,870	$-	$24,241,688

Segment profit	$16,908,701	$311,000	$116,371	$(1,672,703)	$15,663,369
Income from operations before income taxes					$15,663,369

Segment assets	$42,411,961	$73,017	$1,250,822	$11,263,033	$54,998,833

Total assets					$54,998,833

Other segment information:
Depreciation and amortization	$1,004,402	$5,047	$5,795	$3,944	$1,019,188
Expenditure for segment assets	$420,294	$-	$-	$1,344	$421,638

	Year Ended December 31, 2009
		Organic and
	Chinese	Specialty Food	Corporate
	Golden Grass	Products	unallocated	Consolidated

Segment revenue from external customers	$12,073,855	$3,258,590	$-	$15,332,445

Segment profit	$8,804,435	$609,084	$(436,593)	$8,976,926
Income from operations before income taxes				$8,976,926

Segment assets	$27,528,235	$1,171,648	$5,642,497	$34,342,380
Total assets				$34,342,380

Other segment information:
Depreciation and amortization	$994,056	$7,443	$2,887	$1,004,386
Expenditure for segment assets	$1,440	$43,219	$4,496	$49,155

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 23     SUBSEQUENT EVENTS

On January 24, 2011, the board of directors increased the size of the Board from five to seven and elected Mr. Joshua Kurtzig and Mr. Tick (CFO) as new directors of the Company.

On the same day, the Company entered into an independent director contract and an indemnification agreement with Mr. Kurtzig, whereby the Company agreed to grant, under the Company’s 2009 Equity Incentive Plan, to Mr. Kurtzig 20,000 restricted shares of the Company’s common stock as compensation for the services to be provided by him and indemnify Mr. Kurtzig against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by Mr. Kurtzig in connection with any proceeding if Mr. Kurtzig acted in good faith and in the best interests of the Company. The fair value of these restricted shares on the date of grant is $65,600.

The Restricted Shares granted to Mr. Kurtzig will vest in equal installments on a semi-annual basis over a two-year period. If Mr. Kurtzig’s service with the Company ceases for any reason other than his (a) death, (b) disability, (c) retirement, or (d) termination by the Company without cause, any unvested Restricted Shares will be automatically forfeited to the Company.

On January 24, 2011, the Compensation Committee of the Board approved the repricing of the options that the Company granted to Mr. Tick on July 16, 2010. As a result, each such option outstanding has an exercise price of $3.50 per share which is higher than the closing price of the Company’s common stock on the OTC Bulletin Board on the date of repricing. In addition, the vesting schedules of the outstanding options granted to Mr. Tick were changed from vesting on an annual basis to vesting on a semi-annual basis. Net profit and loss effect of repricing is $82, 940.

NOTE 24     RESTRICTED NET ASSETS

The Company’s operations are primarily conducted through its VIEs Daqing Shuaiyi and Harbin Shuaiyi. Daqing Shuaiyi and Harbin Shuaiyi may only pay dividend out of its retained earnings determined in accordance with the accounting standards and regulations in the PRC and after it has met the PRC requirements for appropriation to statutory reserves (see Note 14).

In addition, Daqing Shuaiyi and Harbin Shuaiyi’s businesses and assets are primarily denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires; submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts. These currency exchange control procedures imposed by the PRC government authorities may restrict the ability of Daqing Shuaiyi and Harbin Shuaiyi to transfer their net assets to the Company through loans, advances or cash dividends, which consisted of paid-up capital, retained earnings and statutory reserves and which aggregate amount of approximately RMB328 million (or $49 million) exceeded 25% of the Company’s consolidated net assets. Accordingly, condensed parent company financial statements have been prepared in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X.

These supplemental condensed parent company financial statements should be read in conjunction with the notes to the Company’s Consolidated Financial Statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

As of December 31, 2009 and 2010, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 24     RESTRICTED NET ASSETS (CONTINUED)

Condensed Balance Sheets
		As of December 31,
		2010		2009
ASSETS
Other receivables		$78,932		$-
Restricted cash		193,075		-
Interests in subsidiaries		52,008,209		23,912,342
Total assets		$52,280,216		$23,912,342

LIABILITIES
Current liabilities:
Due to a subsidiary		$-		$9,538
Preferred stock dividend payable		181,181		-
Other payables and accruals		100,000		-
Total liabilities		281,181		9,538

Stockholders’ equity
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 197,706 shares issued and outstanding		4,508,914		−
Common stock, $0.001 par value, 190,000,000 shares authorized, 14,332,731 and 14,297,731 shares issued and outstanding		14,333		14,298
Additional paid-in capital		15,541,207		4,715,891
Retained earnings		29,674,967		18,199,699
Accumulated other comprehensive income		2,259,614		972,916
Total stockholders’ equity		51,999,035		23,902,804
Total liabilities and stockholders’ equity		$52,280,216		$23,912,342

Condensed Statement of Income and Comprehensive Income
		Year ended December 31,
		2010		2009

NET REVENUE	$	−	$	−
Administrative expenses		(497,319)		(34,538)
Changes in value of warrants		(15,413)		−
Income tax		−		−
Equity in income of subsidiaries		13,956,911		7,776,254
Net income		$13,444,179		$7,741,716
Condensed Statement of Cash Flows
		Year ended December 31,
		2010		2009

Net cash used in operating activities		$(497,319)		$(34,538)
Net cash used in investing activities		(4,793,525)		(2,465,462)
Net cash provided by financing activities		5,290,844		2,500,000
Cash, beginning of year		−		−
Cash, end of year	$	−	$	−