Form 10-Q
period 2011-03-31
Nutrastar International Inc.
filed 2011-05-16
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Yes [_]       No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]       No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 11, 2011 is as follows:

Class of Securities	Shares Outstanding
Common stock, $0.001 par value	14,625,541

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Income and Comprehensive Income	3
Condensed Consolidated Statements of Stockholders’ Equity	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6 - 32

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$45,017,162	$40,758,848
Restricted cash	148,425	193,075
Accounts receivable	118,514	261,223
Inventories	917,656	867,761
Prepayments and other receivables	58,631	289,502
Total current assets	46,260,388	42,370,409
OTHER ASSETS
Intangible assets, net	2,289,046	2,379,435
Property, plant and equipment, net	10,203,336	10,248,989

Total assets	$58,752,770	$54,998,833

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$151,973	$125,843
Other payables and accruals	691,882	746,643
Taxes payable	1,258,226	696,519
Due to related parties	51,858	51,339
Preferred stock dividend payable	269,061	181,181
Warrants liabilities	806,082	1,198,273
Total current liabilities	3,229,082	2,999,798

Total liabilities	3,229,082	2,999,798

COMMITMENTS AND CONTINGENCIES (Note 18)

STOCKHOLDERS' EQUITY

Preferred Stock, $0.001 par value, (1,000,000 shares authorized, 169,523 shares and 197,706 shares issued and outstanding, respectively; aggregate liquidation preference amount: $4,746,644 and $5,535,768, plus accrued but unpaid dividend of $269,061 and $181,181, at March 31, 2011 and December 31, 2010, respectively)	3,866,168	4,508,914
Common stock, $0.001 par value, 190,000,000 shares authorized, 14,625,541 and 14,332,731 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	14,626	14,333
Additional paid-in capital	16,307,018	15,541,207
Statutory reserves	1,350,029	1,348,071
Retained earnings	31,214,224	28,326,896
Accumulated other comprehensive income	2,771,623	2,259,614
Total stockholders' equity	55,523,688	51,999,035

Total liabilities and stockholders' equity	$58,752,770	$54,998,833

See accompanying notes to condensed consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months Ended
	March 31,
	2011	2010
NET REVENUE	$5,796,242	$4,768,395
Cost of goods sold	(1,369,800)	(1,056,515)
GROSS PROFIT	4,426,442	3,711,880
Selling expenses	(409,873)	(171,718)
General and administrative expenses	(521,326)	(429,786)
Income from operations	3,495,243	3,110,376
Other income:
Interest income	39,829	33,077
Foreign exchange differences	22,921	429
Change in fair value of warrants	392,191	-
Total other income	454,941	33,506
Income before income taxes	3,950,184	3,143,882
Provision for income taxes	(942,413)	(422,820)
NET INCOME	3,007,771	2,721,062
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	512,009	8,858
COMPREHENSIVE INCOME	$3,519,780	$2,729,920
Earnings per share
Basic	$0.20	$0.19
Diluted	$0.18	$0.19
Weighted average number of shares outstanding
Basic	14,513,470	14,312,731
Diluted	16,274,183	14,402,412

See accompanying notes to condensed consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

								Accumulated
	Preferred Stock		Common Stock		Additional			Other
	Number		Number		Paid-in	Statutory	Retained	Comprehensive
	of Shares	Amount	of Shares	Amount	Capital	Reserves	Earnings	Income	Total

Balance at January 1, 2011	197,706	$4,508,914	14,332,731	$14,333	$15,541,207	$1,348,071	$28,326,896	$2,259,614	$51,999,035

Net income	-	-	-	-	-	-	3,007,771	-	3,007,771

Foreign currency translation adjustment	-	-	-	-	-	-	-	512,009	512,009

Preferred stock converted into common stock	(28,183)	(642,746)	281,830	282	642,464	-	-	-	-

Preferred stock dividend converted into common stock	-	-	10,980	11	30,594	-	-	-	30,605

Preferred stock dividend	-	-	-	-	-	-	(118,485)	-	(118,485)

Appropriation of statutory reserves	-	-	-	-	-	1,958	(1,958)	-	-

Share-based payment	-	-	-	-	92,753	-	-	-	92,753

At March 31, 2011 (Unaudited)	169,523	$3,866,168	14,625,541	$14,626	$16,307,018	$1,350,029	$31,214,224	$2,771,623	$55,523,688

See accompanying notes to condensed consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months
	Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,007,771	$2,721,062
Adjustments to reconcile net income to cash provided by operating activities:
Change in fair value of warrants	(392,191)	-
Depreciation and amortization	263,838	252,892
Share-based compensation expense	92,753	45,375
(Increase) decrease in assets:
Accounts receivable	144,759	(152,407)
Prepayments and other receivables	230,979	240,313
Inventories	(40,953)	77,538
Increase (decrease) in liabilities:
Accounts payable	24,756	54,730
Other payables and accruals	(61,212)	(23,572)
Taxes payable	552,406	(42,775)
Net cash provided by operating activities	3,822,906	3,173,156

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,168)	(4,816)
Net cash used in investing activities	(1,168)	(4,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from restricted cash	44,650	-
Repayment to related party	-	(428)
Net cash provided by (used in) financing activities	44,650	(428)

Foreign currency translation adjustment	391,926	5,836

INCREASE IN CASH AND CASH EQUIVALENTS	4,258,314	3,173,748
CASH AND CASH EQUIVALENTS, at the beginning of the period	40,758,848	20,115,677

CASH AND CASH EQUIVALENTS, at the end of the period	$45,017,162	$23,289,425

NON-CASH TRANSACTIONS
Preferred stock and dividend converted into common stock	$673,351	$-
Share-based payment – IR warrants	22,359	-
Share-based payments to officers and directors under equity incentive plan	92,753	45,375

SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for income taxes	$215,317	$356,550

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

On May 19, 2009, the Company filed Amended and Restated Articles of Incorporation with the State of Nevada to amend the Company’s Articles of Incorporation to, among other things, (1) change the name of the Company from “YzApp International Inc.” to “Shuaiyi International New Resources Development Inc.,” (2) increase the total number of shares of common stock that the Company has the authority to issue from 50,000,000 to 190,000,000 shares and (3) effect a one for 114.59 reverse split of the Company’s outstanding common stock. The detailed description of the amendment was provided in the Company’s Form 8-K filed on May 26, 2009.

On January 11, 2010, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of the State of Nevada, pursuant to which the Company further changed its name from "Shuaiyi International New Resources Development Inc." to "Nutrastar International Inc."

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

In connection with the Equity Transfer, the Shuaiyi Founders, the Company’s indirectly wholly-owned Chinese subsidiary incorporated on July 13, 2010, Harbin Baixin Biotech Development Co., Ltd. (“Harbin Baixin”) and Heilongjiang Shuaiyi entered into the following commercial arrangements (the “Contractual Arrangement” and together with the Equity Transfer, the “Restructuring”), pursuant to which the Company has contractual rights to control and operate the businesses of Heilongjiang Shuaiyi and Heilongjiang's two wholly-owned Chinese subsidiaries, Daqing Shuaiyi Biotech Co., Ltd. (“Daqing Shuaiyi”) and Harbin Shuaiyi Green & Specialty Food Trading LLC (“Harbin Shuaiyi”) and together with Heilongjiang Shuaiyi and Daqing Shuaiyi, (the “VIEs”):

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

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

As a result of the Restructuring, the Company transferred all of its indirect equity interests in Heilongjiang Shuaiyi back to the Shuaiyi Founders, among whom, Ms. Lianyun Han became a majority shareholder of Heilongjiang Shuaiyi by owning a 68.3% equity interest in Heilongjiang Shuaiyi. At the same time, through the above contractual agreement, the Company maintains substantial control over the VIEs’ daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. As the primary beneficiary of the VIEs, the Company is entitled to consolidate the financial results of the VIEs in its own consolidated financial statements under Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities (collectively, “ASC Topic 810”).

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

As of March 31, 2011, details of the subsidiaries and affiliates of the Company are as follows:

	Domicile and		Percentage
	date of		of effective
Names	incorporation	Paid-up capital	ownership	Principal activities

Subsidiaries

New Zealand WAYNE’s New Resources Development Co., Ltd (“New Resources”)	British Virgin Islands March 13, 2008	$50,000	100%	Holding company of the other subsidiaries
Oriental Global Holdings Limited (“Oriental Global”)	Hong Kong May 28, 2010	HK$1	100%	Holding company of Harbin Baixin
Harbin Baixin Biotech Development Co., Ltd (“Harbin Baixin”)	People’s Republic of China (“PRC”) July 13, 2010	$3,000,000	100%	Chinese Golden Grass cultivation technology research and development, services and Chinese Golden Grass products wholesale
VIEs
Heilongjiang Shuaiyi New Energy Development Co., Ltd (“Heilongjiang Shuaiyi”)	PRC July 11, 2006	RMB60,000,000	100%	Principally engaged in investment holding
Daqing Shuaiyi Biotech Co. Ltd. (“Daqing Shuaiyi”)	PRC August 8, 2005	RMB10,000,000	100%	Growing and sales of Chinese Golden Grass, which is widely used for Chinese medicine, and functional health beverages
Harbin Shuaiyi Green and Specialty Food Trading LLC. (“Harbin Shuaiyi”)	PRC May 18, 2001	RMB1,500,000	100%	Sales of organic and specialty food products

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Basis of presentation
These interim condensed consolidated financial statements are unaudited. In the opinion of management, all material adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The (a) condensed consolidated balance sheet as of December 31, 2010, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2010.

Principle of consolidation
The accompanying condensed consolidated financial statements include the financial statements of Nutrastar and its wholly owned subsidiaries, New Resources, Oriental Global and Harbin Baixin, and its VIEs Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi. All significant inter-company balances or transactions have been eliminated on consolidation.

The Company has evaluated the relationship with Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi and based on the result of the evaluation, believes that these entities are variable interest entities and that they are the primary beneficiary of these entities. Consequently, the Company has included the results of operations of these variable interest entities in the condensed consolidated financial statements. The Company’s relationships with Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi are governed by a series of contractual arrangements. Under PRC laws, Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi are independent legal persons and none of them is exposed to liabilities incurred by the other parties.

The accounts of Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi are consolidated in the accompanying financial statements pursuant to the Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities. The Company does not have any non-controlling interests in net income and accordingly, did not subtract any net income in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company had a pecuniary interest in the VIEs that require consolidation of the Company’s and the VIEs’ financial statements.

Use of estimates
The preparation of these financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions.

Cash and cash equivalents
Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Accounts receivable
Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and provides allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

Inventories
Inventories are stated at the lower of cost, determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management will write down the inventories to market value if it is below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

Derivative financial instruments
The Company evaluates all its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported in the consolidated statements of income. For stock-based derivative financial instruments, the Company uses Monte-Carlo simulation methods to value the derivative instruments at inception and on subsequent valuation dates.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life
(In years)
Buildings	20-40
Machinery and motor vehicles	5-10
Office equipment	5

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

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

Sales revenue is recognized net of value added and sales related taxes, sales discounts and returns at the time when the merchandise is delivered to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not recorded an allowance for estimated sales returns.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

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

Research and development costs
Research and development costs are expensed as incurred, and are charged to general and administrative expenses. Research and development costs were $27,855 and $8,789 for the three months ended March 31, 2011 and 2010, respectively.

Advertising costs
The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were $22,664 and $21,692 for the three months ended March 31, 2011 and 2010, respectively.

Shipping and handling costs
Substantially all costs of shipping and handling of products to customers are included in selling expense. Shipping and handling costs for the three months ended March 31, 2011 and 2010 were insignificant.

Foreign currency
The Company uses the United States dollars (“US Dollar” or “US$” or “$”) for financial reporting purposes. The PRC subsidiaries and VIEs within the Company maintains their books and records in their functional currency, Chinese Renminbi (“RMB”), being the lawful currency in the PRC. Assets and liabilities of the PRC subsidiaries and VIEs are translated from RMB into US Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statement of operations are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:-

	March 31, 2011	December 31, 2010
Balance sheet items, except for equity accounts	US$1=RMB 6.5564	US$1=RMB6.6227

Three months ended March 31,
	2011	2010
Items in the statements of income and cash flows	US$1=RMB 6.5832	US$1=RMB6.8269

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Recent accounting pronouncements
In January 2011, the FASB issued ASU No. 2011-01- Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. This deferral will have no material impact on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU No. 2011-02- Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. The adoption of the provisions in ASU 2011-02 will have no material impact on the Company’s consolidated financial statements.

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

Level one —	Quoted market prices in active markets for identical assets or liabilities;
Level two —	Inputs other than level one inputs that are either directly or indirectly observable; and
Level three —	Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3	FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (CONTINUED)

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	March 31,	December 31,
				2011	2010

Liabilities:
Derivative instruments
– Warrants	$—	$806,082	$—	$806,082	$1,198,273
Total	$—	$806,082	$—	$806,082	$1,198,273

The carrying values of cash and cash equivalents, trade and other receivables and payables approximate their fair values due to the short maturities of these instruments.

There was no asset or liability measured at fair value on a non-recurring basis as of March 31, 2011 and December 31, 2010.

NOTE 4	RESTRICTED CASH

As of March 31, 2011, $148,425 in total was held in escrow arising from agreements in conjunction with the private placements consummated in June 2010, which are further disclosed in Note 11.

Restricted cash consisted of the following:

	March 31,	December 31,
	2011	2010

Restricted cash - compensation for Chief Financial Officer	$148,425	$193,075

NOTE 5	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	March 31,	December 31,
	2011	2010

Accounts receivable	$118,514	$261,223
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$118,514	$261,223

No allowance was deemed necessary as of March 31, 2011 and December 31, 2010.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6	INVENTORIES

Inventories by major categories are summarized as follows:

	March 31,	December 31,
	2011	2010

Raw materials	$269,660	$338,415
Work in progress	439,228	363,240
Finished goods	208,768	166,106

Total	$917,656	$867,761

NOTE 7	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	March 31,	December 31,
	2011	2010

Prepayments	$47,573	$78,932
Other receivables from unrelated entities, net of $nil allowance	11,058	210,570

	$58,631	$289,502

NOTE 8	INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	March 31,	December 31,
	2011	2010

Computer software, cost	$1,515	$1,499
Exclusive right to use a secret process, cost	4,577,519	4,531,694
Less: Accumulated amortization	(2,289,988)	(2,153,758)

	$2,289,046	$2,379,435

In April 2006, the Company purchased from a third party a ten-year exclusive right to use a secret process and method in the cultivation and growing of Chinese Golden Grass, which is widely used for Chinese medicine, for a cash consideration of RMB30,000,000, payable over five years. The exclusive right is amortized over its term of ten years using the straight-line method.

Amortization expense for the three months ended March 31, 2011 and 2010 was $113,984 and $109,915, respectively. The estimated expense of the intangible assets over each of the next five years and thereafter will be $457,801 per annum.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31,	December 31,
	2011	2010
Cost:
Buildings	$12,197,777	$12,075,666
Office equipment	27,166	25,732
Machinery	128,156	126,873
Motor vehicles	57,115	56,543
Total cost	12,410,214	12,284,814
Less: Accumulated depreciation	(2,206,878)	(2,035,825)

Net book value	$10,203,336	$10,248,989

Depreciation expense for the three months ended March 31, 2011 and 2010 was $149,854 and $142,977, respectively.

NOTE 10	OTHER PAYABLES, ACCRUALS AND TAXES PAYABLE

Other payables and accruals consisted of the following:

	March 31,	December 31,
	2011	2010

Accrued staff costs	$613,249	$627,791
Other payables	78,633	118,852

	$691,882	$746,643

Taxes payable consisted of the following:

	March 31,	December 31,
	2011	2010

Value added tax	$287,535	$349,585
Income tax	937,992	214,033
Others	32,699	132,901

	$1,258,226	$696,519

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11	STOCKHOLDERS’ EQUITY

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

Escrow Agreement
In connection with the Securities Purchase Agreement, the Company entered into an escrow agreement (the "Escrow Agreement") pursuant to which the parties agreed to deposit the investment amount received from the investors into escrow to be released upon the occurrence of the events set forth in the Escrow Agreement. In addition, the Company agreed that $100,000 out of the investment amount will remain in escrow and will be disbursed to an investor relations firm hired by the Company, all of which has been released to investor relations firm during the third quarter of 2010. The Company also agreed that an additional $250,000 will remain in escrow and will be used as compensation for the Chief Financial Officer of the Company, of which $44,650 has been released in the three months ended March 31, 2011 and the rest of $148,425 remained in escrow and will be released from escrow as the compensation is paid (See Note 4).

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11	STOCKHOLDERS’ EQUITY (CONTINUED)

Allocation of Proceeds in the Private Placement
The guidance provided in ASC 470-20-30-5 has been applied to the amount allocated to the convertible Preferred Stock, and the effective conversion price has been used, to measure the intrinsic value, if any, of the embedded conversion option. The fair value of the embedded conversion features of the Series A Preferred Stock of $ 1,143,198 and $ 644,532 were calculated using the intrinsic value model in accordance with the guidance provided in ASC Topic 470-20-30-6 (formerly EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”) and limited to the amount of the proceeds allocated to the convertible instrument on June 7, 2010 and June 28, 2010, respectively. The intrinsic value of the beneficial conversion feature was calculated by comparing the effective conversion price, which was determined based on the proceeds from the private placement allocated to the convertible Series A Preferred Stock, and the market price of the Company’s common stock of $3.2 and $3.16 on June 7, 2010 and June 28, 2010, respectively. The fair value of $1,143,198 and $644,532 of the beneficial conversion feature has been recognized as a reduction to the carrying amount of the convertible Series A Preferred Stock and an addition to paid-in capital.

The following table sets out the allocation of the proceeds from the Private Placement:

Proceeds of the private placement on June 7, 2010	$3,524,342
Allocation of proceeds to Series C Warrants to investors	(718,698)
Allocation of proceeds to beneficial conversion feature	(1,143,198)
Amortization of discount resulting from the accounting for a beneficial conversion feature	1,143,198
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	$2,805,644
Preferred stock converted into common stock	(25,657)
Convertible Series A Preferred Stock at March 31, 2011	$2,779,987

Proceeds of the private placement on June 28, 2010	$2,121,938
Allocation of proceeds to Series C Warrants to investors	(418,668)
Allocation of proceeds to beneficial conversion feature	(644,532)
Amortization of discount resulting from the accounting for a beneficial conversion feature	644,532
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	$1,703,270
Preferred stock converted into common stock	(617,089)
Convertible Series A Preferred Stock at March 31, 2011	$1,086,181

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11	STOCKHOLDERS’ EQUITY (CONTINUED)

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

On May 27, 2010, the Company created, from the authorized but unissued shares of its preferred stock, a series of preferred stock consisting of 300,000 shares and has designated one series of preferred stock as the Series A Preferred Stock of which the Company issued 197,706 shares upon the closing of the private placement in 2010.

The following are the principal terms of the Series A Preferred Stock:

Rank: The Series A Preferred Stock ranks senior to the Company’s common stock, but junior to all indebtedness of the Company.

Dividend: Holders of the Series A Preferred Stock are entitled to a cumulated dividend at an annual rate of 6% of the Series A Preferred Stock, payable in additional shares of Series A Preferred Stock, compounded quarterly, and payable upon the occurrence of a Liquidation Event, Conversion, Mandatory Conversion or from time-to-time at the discretion of the Board. When dividends on the Series A Preferred Stock are paid, each such additional share of Series A Preferred Stock shall be valued at the Original Series A purchase price, which may be adjusted from time to time pursuant to a split, subdivision, combination or other similar events.

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

Mandatory Conversion: All outstanding shares of the Series A Preferred Stock will automatically convert to shares of Common Stock, subject to the conversion restrictions set forth in the Certificate (the "Mandatory Conversion"), at the earlier to occur of (i) the Company’s shares of Common Stock are listed on the New York Stock Exchange, the NYSE Amex, the NASDAQ Global Market, the NASDAQ Global Select Market or the NASDAQ Capital Market (each, a "National Stock Exchange") and the registration statement on Form S-1 or such other appropriate form promulgated by the SEC registering the Common Stock underlying the Securities pursuant to the Securities Purchase Agreement is declared effective by the Commission, and (ii) 12 months from the date that the Company's shares of Common Stock are first listed on a National Stock Exchange.

Adjustment to Conversion Price: If the Company shall issue any additional stock without consideration or for consideration per share less than the Conversion Price in effect immediately prior to the issuance of such Additional Stock, then such Conversion Price in effect immediately prior to such issuance shall be adjusted to a price determined by multiplying such Conversion Price by a fraction:

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11	STOCKHOLDERS’ EQUITY (CONTINUED)

Preferred Stock (continued)

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11	STOCKHOLDERS’ EQUITY (CONTINUED)

Preferred Stock (continued)

During the quarter ended March 31, 2011, 28,183 shares of Series A Preferred Stock were converted into 281,830 shares of common stock at a 1 for 10 ratio. In addition, during the quarter ended March 31, 2011, 10,980 shares of common stock were issued to the investors as settlement of stock dividend of $30,605.

Common Stock Purchase Warrants

Series C Warrants

In conjunction with the issuance of the Series A Preferred Stock, the Company issued Series C Warrants to the investors and the placement agent to purchase up to 617,008 and 24,681 shares, respectively, of Common Stock on June 7, 2010 and 371,493 and 14,859 shares, respectively, on June 28, 2010, respectively, all at an exercise price of $3.40 per share issued and outstanding. The Series C Warrants have a term of exercise expiring 3 years from the issuance date. The Series C Warrants at the option of the holder, may be exercised by cash payment of the exercise price or, the holder may satisfy its obligation to pay the exercise price through a "cashless exercise."

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11	STOCKHOLDERS’ EQUITY (CONTINUED)

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

Since the Series C Warrants issued to the investors and the placement agent in June 2010 contain reset exercise price provisions, the Company had determined to classify these warrants as derivative liabilities. The reset exercise provisions of the warrants issued to the investors and the placement agent in June 2010 were recorded at their relative fair values at issuance of $1,182,860 and will continue to be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense). These warrants will continue to be reported as a liability until such time when they are exercised or expire. The fair value of these warrants is estimated using Monte-Carlo simulation methods.

As of March 31, 2011, the fair value of these outstanding Series C Warrants was determined to be $806,082, accordingly, the Company recorded $392,191 in other income related to the change in the fair value of the Series C Warrants in the three months ended March 31, 2011. There is no cash flow impact for the warrant liability until the Series C Warrants are exercised.

The following table presents a reconciliation of the warrant liabilities measured at fair value on a recurring basis using Level 2 from January 1, 2010 to March 31, 2011:

Warrant liabilities
Balance at January 1, 2010	$-
Issuance of warrants	1,182,860
Change in fair value included in earnings	15,413
Balance at December 31, 2010	$1,198,273
Change in fair value included in earnings	(392,191)
Balance at March 31, 2011	$806,082

IR Warrants
On May 27, 2010, the Company entered into an investor relations agreement with a consultant in which the consultant would provide certain consulting services to the Company for a term of one year. In exchange for the consulting services provided, the consultant should receive (i) a cash fee of $100,000 and (ii) 100,000 warrants (the “IR Warrants”) at an exercise price of $3.80 and a term of three years from issuance date. The above 100,000 IR Warrants were issued on July 1, 2010. The grant date fair value of these IR warrants was estimated at $89,435 using Black-Scholes valuation model and $22,359 was charged as general and administrative expenses during the three months ended March 31, 2011.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11	STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants issued and outstanding at March 31, 2011, and changes during the three months then ended, are as follows:

		Weighted	Average
	Number of	Average	Remaining
	underlying	Exercise	Contractual Life
	shares	Price	(years)
Outstanding at December 31, 2010	1,628,041	$3.50	2.29
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-
Outstanding at March 31, 2011	1,628,041	$3.50	2.04

Exercisable at March 31, 2011	1,628,041	$3.50	2.04

NOTE 12	STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company’s PRC subsidiaries and VIEs were required to transfer 10% of their profits after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve and a percentage of not less than 5%, as determined by management, of the profits after tax to the public welfare fund. However, the Company’s PRC subsidiaries and VIEs were not required to transfer any profit after tax to the statutory surplus reserve after the accumulated statutory surplus reserves reached 50% of registered capital of the Company’s PRC subsidiaries and VIEs. With the amendment of the PRC Companies Law which was effective from January 1, 2006, enterprises in the PRC were no longer required to transfer any profit to the public welfare fund. Any balance of the public welfare fund brought forward from December 31, 2005 should be transferred to the statutory surplus reserve. The statutory surplus reserve is non-distributable.

NOTE 13	SHARE-BASED COMPENSATION

Stock options granted to CFO

On July 16, 2010, the Company entered into a stock option agreement with Mr. Robert Tick (“Mr. Tick”), the Chief Financial Officer of the Company, under the Company’s 2009 Equity Incentive Plan. Pursuant to the terms of the stock option agreement, Mr. Tick was granted options to purchase an aggregate of 150,000 shares of common stock of the Company, consisting of, an option to purchase 75,000 shares that will vest in 2011 with an exercise price of $5.00 per share, and an option to purchase 75,000 shares that will vest in 2012 with an exercise price of $7.00 per share. Each of these options expires three years after their respective vesting dates.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13	SHARE-BASED COMPENSATION (CONTINUED)

Stock options granted to CFO (continued)

According to the stock option agreement, in the event Mr. Tick’s employment with the Company is terminated for any reason except for death or disability, he may exercise these options only to the extent that these options would have been exercisable on the termination date and no later than three months after the termination date. If Mr. Tick’s employment is terminated because of his death or disability, these options may be exercised only to the extent that these options would have been exercisable by Mr. Tick on the termination date and must be exercised by Mr. Tick no later than twelve months after the termination date. If the employment is terminated for Cause as defined in the stock option Agreement, these options will terminate immediately. In no event will these options be exercised later than December 31, 2015.

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

Summary of options issued and outstanding at March 31, 2011 and the movements during the three months then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1)	Weighted- Average Contractual Life Remaining in Years

Outstanding at December 31, 2010	150,000	$6.00	$-	5.00
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2011 (Unaudited)	150,000	$3.50	$-	4.75

Exercisable at March 31, 2011 (Unaudited)	-	$-	$-	-

(1)	The market value of the Company’s common stock at March 31, 2011 was $2.99. The outstanding options to Mr. Tick had no intrinsic value at March 31, 2011.

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Also in accordance with ASC Topic 718, incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, Accordingly, the Company recognized compensation expense of $16,310 in relation to the options granted to the CFO for the three months ended March 31, 2011.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13	SHARE-BASED COMPENSATION (CONTINUED)

Restricted shares granted to CFO

On July 26, 2010, the Company also entered into a restricted shares grant agreement (the "Restricted Shares Grant Agreement") under the Company’s 2009 Equity Incentive Plan with Mr. Tick. Pursuant to the terms of the Restricted Shares Grant Agreement, the Company granted to Mr. Tick 150,000 restricted shares (the “Restricted Shares”) of the Company’s common stock subject to the vesting schedule therein. If Mr. Tick’s service with the Company ceases for any reason other than Mr. Tick’s (a) death, (b) disability, (c) retirement, or (d) termination by the Company without cause, any unvested restricted shares will be automatically forfeited to the Company.

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

Accordingly, the Company recognized compensation expense of $37,500, related to the restricted shares granted to Mr. Tick for the three months ended March 31, 2011, based on the estimated grant-date fair value of the Company’s common stock of $3.00.

Restricted shares granted to independent directors

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

On January 24, 2011, the Company entered into an independent director contract and an indemnification agreement with Mr. Kurtzig, whereby the Company agreed to grant, under the Company’s 2009 Equity Incentive Plan, to Mr. Kurtzig 20,000 restricted shares of the Company’s common stock as compensation for the services to be provided by him and indemnify Mr. Kurtzig against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by Mr. Kurtzig in connection with any proceeding if Mr. Kurtzig acted in good faith and in the best interests of the Company.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13	SHARE-BASED COMPENSATION (CONTINUED)

Restricted shares granted to independent directors (continued)

Accordingly, the Company recognized a total compensation expense of $38,943 related to the restricted shares granted to the directors for the three months ended March 31, 2011, based on the estimated grant-date fair values of the Company’s common stock of $2.98 on October 5, 2010 and $3.28 on January 24, 2011.

NOTE 14	INCOME TAXES

The Company’s VIEs and subsidiaries incorporated in the PRC are subject to PRC enterprise income tax (“EIT”). Before January 1, 2008, the PRC EIT rate was generally 33%. In March 2007, the PRC government enacted a new PRC Enterprise Income Tax Law, or the New EIT Law, and promulgated related regulations, Implementation Regulations for the PRC Enterprise Income Tax Law. The New EIT Law and Implementation Regulations became effective on January 1, 2008. The New EIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises registered in the PRC.

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

Harbin Shuaiyi was subject to an EIT rate of 25% for the year ended December 31, 2010.

Both Daqing Shuaiyi and Harbin Shuayi are subject to an EIT rate of 25% for the year ending December 31, 2011.

Harbin Baixin has been subject to an EIT rate of 25% since its incorporation. No provision for PRC taxes was made as Harbin Baixin had no taxable income in the PRC.

No provision for other overseas taxes is made as none of Nutrastar, New Resources and Oriental Global has any taxable income in the U.S., British Virgin Islands or HK, respectively.

The Company’s income tax expense consisted of:

	For the Three Months
	Ended March 31,
	2011	2010
Current income tax – PRC	$942,413	$422,820
Deferred	-
	$942,413	$422,820

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14	INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	For the Three Months
	Ended March 31,
	2011	2010

Pre-tax income	$3,950,184	$3,143,882

U.S. federal corporate income tax rate	34%	34%
Income tax computed at U.S. federal corporate income tax rate	1,343,063	1,068,920
Reconciling items:
Impact of tax holiday of Daqing Shuaiyi	-	(413,815)
Loss not recognized as deferred tax assets	57,380	15,011
Change in fair value of warrants	(133,345)	-
Rate differential for PRC earnings	(341,399)	(298,750)
Non-deductible expenses and non-taxable income	16,714	51,454
Effective tax expense	$942,413	$422,820

The Company had deferred tax assets as follows:

	March 31,	December 31,
	2011	2010
Net operating losses carried forward	$586,920	$529,540
Less: Valuation allowance	(586,920)	(529,540)
Net deferred tax assets	$-	$-

As of March 31, 2011 and December 31, 2010, the Company had $1,726,234 and $1,557,472, net operating loss carryforwards available to reduce future taxable income, respectively, which will expire in various years through 2030. It is more-likely-than-not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of March 31, 2011 and December 31, 2010, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended March 31, 2011 and 2010, and no provision for interest and penalties is deemed necessary as of March 31, 2011 and December 31, 2010.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15	EARNINGS PER SHARE

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	For the Three Months
	Ended March 31,
	2011	2010

Income available to common stockholders:
- Net income	$3,007,771	$2,721,062

Less: Preferred stock dividend	(118,485)	-
Income available to common stockholders (Basic)	$2,889,286	$2,721,062
Add: Preferred stock dividend	118,485	-
Income available to common stockholders (Diluted)	$3,007,771	$2,721,062

Weighted average number of shares:
- Basic	14,513,470	14,312,731
- Effect of dilutive preferred stock	1,751,728	-
- Effect of dilutive restricted stock units	8,985	-
- Effect of dilutive warrants and options	-	89,681
- Diluted	16,274,183	14,402,412

Net income per share
- Basic	$0.20	$0.19
- Diluted	$0.18	$0.19

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares.

The diluted earnings per share calculation for the three months ended March 31, 2011 did not include the warrants and CFO options to purchase up to 1,628,041 and 150,000 shares of common stock, respectively, because their effect was anti-dilutive.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16	RELATED PARTY TRANSACTIONS

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:-

(a)	Due to related parties

	March 31,	December 31,
	2011	2010

Due to Ms. Lianyun Han, Chairperson, CEO and President of the Company	$51,858	$51,339

The amount due to Ms Han was non-interest bearing, unsecured and without a fixed repayment date.

(b)	Lease of land

For the three months ended March 31, 2011 and 2010, the Company paid rental expense of $2,335 and $2,252 for land to Shuaiyi Technology, respectively.

NOTE 17	CONCENTRATION RISK

(a)	Concentration of credit risk

As of March 31, 2011 and December 31, 2010, almost all of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts

For the three months ended March 31, 2011 and 2010, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of March 31, 2011 and December 31, 2010 also arose in the PRC.

Details of individual customers accounting for 10% or more of the Group’s revenues for the three months ended March 31, 2011 and 2010:

	2011	2010
Lai En Century Co. Ltd	37.2%	41.4%

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17	CONCENTRATION RISK (CONTINUED)

(a)	Concentration of credit risk (continued)

Individual customer amounts receivable accounting for 10% or more of total accounts receivable as of March 31, 2011 and December 31, 2010 were as follows:

	Percentage of accounts receivable as of
	March 31,	December 31,
	2011	2010

Great Northern Wilderness Grain and Oil Warehouse Market Co., Ltd.	36%	16%
Beijing Ruichenboji Technology Development Co., Ltd	26%	-
Zhejiang Wanfeng Enterprise Group Pharmaceutical Co., Ltd.	19%	-
Disha Pharmaceutical Co., Ltd	13%	20%
Xian Yizhiliu Pharmaceutical Co., Ltd	-	25%
Zhejiang Yinlong Trading Company	-	17%
Si Chuan Ai Da Biotech Co. Ltd.	-	12%

(b)	Concentration of operating risk

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

The Company has entered into tenancy agreements for the leases of an exhibition hall and land with a third party and a related company, Shuaiyi Technology (see Note 16(b)), respectively, for the purposes of the operation of its VIEs. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of March 31, 2011 are as follows:

Remainder of fiscal year ending December 31, 2011	$56,260
Fiscal year ending December 31, 2012	45,986
Fiscal year ending December 31, 2013	36,834
Fiscal year ending December 31, 2014	9,380
Fiscal year ending December 31, 2015	9,380
Thereafter	112,562
Total	$270,402

During the three months ended March 31, 2011 and 2010, rental expenses under operating leases amounted to $15,247 and $9,173, respectively.

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

On October 5, 2010, the Company entered into an indemnification agreement with each of its newly elected independent directors, Mr. Henry Ngan, Ms. Virginia P’an and Mr. Jianbing Zhong, pursuant to which the Company agreed to indemnify the independent directors against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the Independent directors in connection with any proceeding if the independent directors acted in good faith and in the best interests of the Company.

Also on October 5, 2010, the Company entered into an indemnification agreement with Mr. Tick pursuant to which the Company agreed to indemnify Mr. Tick against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by Mr. Tick in connection with any proceeding if Mr. Tick acted in good faith and in the best interests of the Company.

On January 24, 2011, the Company entered into an indemnification agreement with Mr. Joshua Kurtzig, its newly elected independent director, pursuant to which the Company agreed to indemnify Mr. Kurtzig against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent director in connection with any proceeding if the independent director acted in good faith and in the best interests of the Company.

NOTE 19	SEGMENT INFORMATION

The Company operates in three business segments identified by product, “Chinese Golden Grass”, “beverages” and “organic and specialty food products”. The Chinese Golden Grass segment consists of the growing and sales of Chinese Golden Grass, which business is conducted through Daqing Shuaiyi. The beverages segment consists of the manufacturing of functional health beverages featuring the Chinese Golden Grass as a core ingredient, which business is also conducted through Daqing Shuaiyi, which was launched in the fourth quarter of 2010. The organic and specialty food products segment consists of the sales of rice, flour and silage corn etc agricultural products which business is mainly conducted through Harbin Shuaiyi.

Throughout the three months ended March 31, 2011 and 2010, all of the Company’s operations were carried out in one geographical segment - China.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 19	SEGMENT INFORMATION (CONTINUED)

The Company’s segment revenue and results for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31, 2011
			Organic and
	Chinese		Specialty Food	Corporate
	Golden Grass	Beverages	Products	unallocated	Consolidated

Segment revenue from external customers	$5,083,488	$230,315	$482,439	$-	$5,796,242

Segment profit	$3,581,442	$182,338	$27,818	$158,586	$3,950,184
Income before income taxes					$3,950,184

Segment assets	$46,210,964	$72,452	$1,312,566	$11,156,788	$58,752,770

Total assets					$58,752,770

Other segment information:
Depreciation and amortization	$260,161	$1,298	$1,300	$1,079	$263,838
Expenditure for segment assets	$1,168	$-	$-	$-	$1,168

	Three Months Ended March 31, 2010
		Organic and
	Chinese	Specialty Food	Corporate
	Golden Grass	Products	unallocated	Consolidated

Segment revenue from external customers	$4,265,043	$503,352	$-	$4,768,395

Segment profit (loss)	$3,300,048	$48,253	$(204,419)	$3,143,882
Income before income taxes				$3,143,882

Segment assets	$27,386,798	$1,155,111	$8,564,621	$37,106,530

Total assets				$37,106,530

Other segment information:
Depreciation and amortization	$250,463	$1,460	$969	$252,892
Expenditure for segment assets	$4,526	$-	$290	$4,816

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of the Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Certain Terms

Except as otherwise indicated by the context, references in this report to:

  “BVI” refers to the British Virgin Islands;
  “China,” “Chinese” and “PRC,” refer to the People’s Republic of China;
  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.
  “Nutrastar,” “we,” “us,” “our company” and “our” refer to Nutrastar International Inc., a Nevada corporation, its subsidiaries, and, in the context of describing our operations and business and consolidated financial information, include our VIE Entities;
  “Renminbi” and “RMB” refer to the legal currency of China;
  “SEC” refers to the United States Securities and Exchange Commission;
  “Securities Act” refers to the Securities Act of 1933, as amended;
  “U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States; and
  “VIE Entities” means our consolidated variable interest entities, including Heilongjiang Shuaiyi New Energy Development Co., Ltd. and its subsidiaries as depicted in our organizational chart included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview of Our Business

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

Our primary product is Chinese Golden Grass, also known as Cordyceps Militaris. Cordyceps Militaris is a species of parasitic fungus that is typically found in north-eastern mountainous China. It is a precious ingredient in traditional Chinese medicine, as Cordyceps Militaris is widely believed in China to offer high medical and health benefits by nourishing the yin, boosting the yang, and invigorating the meridians of the lungs and kidneys. Through several years of laboratory tests, we developed a technology to commercially grow and produce Cordyceps Militaris in 2006. We generated 87.7% and 89.4% of our revenues from Chinese Golden Grass for the first quarter of 2011 and 2010, respectively. We plan to continue to focus on Chinese Golden Grass based consumer products, which is our fastest growing product line with the greatest market demand and a significantly high profit margin.

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

First Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the first quarter of 2011, which resulted in continued growth in our revenues and net income.

The following are some financial highlights for the first quarter of 2011:

  Revenues: Our revenues were approximately $5.80 million for the first quarter of 2011, an increase of 21.6% from the same quarter of last year.

  Gross Margin: Gross margin was 76.4% for the first quarter of 2011, as compared to 77.8% for the same period in 2010.

  Operating Profit: Operating profit was approximately $3.50 million for the first quarter of 2011, an increase of 12.4% from $3.11 million of the same period last year.

  Net Income: Net income was approximately $3.01 million for the first quarter of 2011, an increase of 10.5% from the same period of last year.

  Basic and fully diluted earnings per share was $0.20 and $0.18, respectively for the first quarter of 2011.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Three Months Ended March 31,		Three Months Ended March 31,
	2011		2010
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues

Revenues	5,796	100%	4,768	100%
Cost of goods sold	(1,370)	(23.6) %	(1,057)	(22.2)%

Gross Profit	4,426	76.4%	3,712	77.8%

Selling expenses	(410)	(7.1) %	(172)	(3.6)%
General and administrative expenses	(521)	(9.0) %	(430)	(9.0)%
Income from operations	3,495	60.3%	3,110	65.2%
Other income
Interest income	40	0.7%	33	0.7%
Exchange gain	23	0.4%	-	-%
Change in fair value of warrants	392	6.8%	-	-%
Income before income tax	3,950	68.2%	3,144	65.9%
Provision for income tax	(942)	(16.3)%	(423)	(8.9)%
Net income	3,008	51.9%	2,721	57.1%

Revenues. Our revenues are generated from sales of our products. Revenues increased approximately $1.03 million, or 21.6%, to approximately $5.80 million for the three months ended March 31, 2011, from approximately $4.77 million for the same period in 2010. This increase was mainly attributable to the increase in demand for our core products, commercially cultivated Cordyceps Militaris and sales of our functional health beverage products which were launched in the fourth quarter of 2010.

Our business operations can be categorized into three segments based on the type of products we manufacture and sell, specifically (i) Chinese Golden Grass (Cordyceps Militaris), (ii) functional health beverages and (iii) organic and specialty food products. The following table shows the different segments comprising our total sales revenue:

Sales Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31,		Percent
	2011	2010	Change
Components of Sales Revenue
Chinese Golden Grass (Cordyceps Militaris)	$5,084	$4,265	19.2%
Functional Health Beverages	230	-	-%
Organic and Specialty Food Products	482	503	(4.2)%
Total revenues	$5,796	$4,768	21.6%

Cost of Goods Sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of goods sold increased by $0.31 million, or 29.7%, to approximately $1.37 million for the three months ended March 31, 2011 from approximately $1.06 million during the same period in 2010. This increase was mainly due to the increase in sales for the core products and increase in production costs associated with the functional health beverages products. As a percentage of revenues, the cost of goods sold increased to 23.6% for the three months ended March 31, 2011 from 22.2% during the same period in 2010. Such increase of cost of goods sold as a percentage of sales was mainly attributable to the increase in production costs associated with the functional health beverages, which outpaced the increase of our revenues for the three months ended March 31, 2011.

Gross Profit. Our gross profit increased by approximately $0.71 million, or 19.3%, to approximately $4.43 million for the three months ended March 31, 2011 from approximately $3.71 million during the same period in 2010. Gross profit as a percentage of revenues, or gross margin, was 76.4% for the three months ended March 31, 2011, a decrease of 1.4% from 77.8% during the same period in 2010. Such percentage decrease was mainly due to the increase in the sales of functional health beverages in the product mix, which have a lower gross margin as compared to our commercially cultivated Cordyceps Militaris.

Selling Expenses. Our selling expenses include sales commissions, cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, and other sales related costs. Selling expenses increased approximately $0.24 million, or 138.7%, to approximately $0.41 million for the three months ended March 31, 2011 from approximately $0.17 million during the same period in 2010. As a percentage of revenues, selling expenses increased to 7.1% for the three months ended March 31, 2011 from 3.6% for the same period in 2010. The increase in the amount and percentage of selling expenses was mainly attributable to additional selling and marketing expenses relating to initial rollout of our functional health beverages product line.

General and Administrative Expense. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased approximately $0.09 million, or 21.3%, to approximately $0.52 million for the three months ended March 31, 2011 from approximately $0.43 million for the same period in 2010. As a percentage of revenues, general and administrative expenses were 9.0% for both the three months ended March 31, 2011 and 2010. Increase in general and administrative expenses  in dollar term was mainly attributable to the stock-based compensation in an amount of $115,112 paid to our CFO, independent directors and investor relations firm in the first quarter of 2011, while we did not have such expense in the same period in 2010.

Income Before Income Tax. Income before income tax increased approximately $0.81 million, or 25.6%, to approximately $3.95 million during the three months ended March 31, 2011 from approximately $3.14 million during the same period in 2010. As a percentage of revenues, income before income tax increased to 68.2% during the three months ended March 31, 2011 from 65.9% during the same period in 2010. The increase of income before income tax is mainly attributable to the increase of our revenue described above and the change in fair value of warrants of $0.39 million. The warrants were issued to the investors and the placement agent in conjunction with the issuance of the Series A Preferred Stock in June 2010.

Income Taxes. Nutrastar International Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Nutrastar International Inc. had no income taxable in the United States for the three months ended March 31, 2011. New Resources was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes. Oriental Global was formed in Hong Kong and under the current laws of Hong Kong, is not subject to income taxes. Our PRC subsidiary and the VIEs are subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing regulations, both of which became effective on January 1, 2008.

The New EIT Law provides for a grandfathering on tax holidays which were granted under the then effective tax laws and regulations. Therefore, Daqing Shuaiyi had continued to be entitled to a three-year 50% income tax reduction until December 31, 2010. Daqing Shuaiyi had been subject to a 12.5% income tax rate in 2010 and Harbin Shuaiyi was subject to a tax rate of 25% in 2010. Both entities are subject to an income tax rate of 25% in 2011.

Income tax increased approximately $0.52 million to approximately $0.94 million for the three months ended March 31, 2011 from approximately $0.42 million for the same period in 2010. Income tax expense in 2011 increased because of the increase in sales, taxable income and income tax rate as described above.

Net Income. Net income increased by approximately $0.29 million, or 10.5% to approximately $3.01 million for the three months ended March 31, 2011 from approximately $2.72 million for the same period of 2010 as a result of the factors described above.

Business Segment Information

Our business operations can be categorized into three segments based on the type of products we manufacture and sell, specifically (i) Chinese Golden Grass (Cordyceps Militaris), (ii) functional health beverages and (iii) organic and specialty food products.

For the three months ended March 31, 2011, our sales revenue from our Cordyceps Militaris was approximately $5.08 million, while approximately $0.23 million from functional health beverages and approximately $0.48 million from organic and specialty food products.

We grow and sell our Cordyceps Militaris products as well as manufacture and distribute our functional health beverages through Daqing Shuaiyi. Harbin Shuaiyi is mainly engaged in the business of selling our organic and specialty food products.

We expect that majority of our revenue for 2011 will still be generated from our Cordyceps Militaris products, with an increase in percentage of revenue coming from the functional health beverages as we are expanding our distribution channel of such products. We also expect that sales and marketing related costs associated with branding and advertising of the functional health beverages will increase as a percentage of revenue.

Additional information regarding our products can be found at Note 19 in our unaudited condensed consolidated financial statements contained under Part I, Item I “FINANCIAL STATEMENTS” above.

Liquidity and Capital Resources

General

As of March 31, 2011, we had cash and cash equivalents (excluding restricted cash) of approximately $45.02 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$3,823	$3,173
Net cash used in investing activities	(1)	(5)
Net cash provided by (used in) financing activities	45	(0.4)
Foreign currency translation adjustment	391	6
Net cash flow	$4,258	$3,174

Operating Activities

Net cash provided by operating activities was approximately $3.82 million for the three-month period ended March 31, 2011, which is an increase of approximately $0.65 million from approximately $3.17 million net cash provided by operating activities for the same period of 2010. The increase of the cash provided by operating activities was mainly attributable to the increase in our sales and net income.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash used in investing activities for the three-month period ended March 31, 2011 was approximately $1,000, which is a decrease of approximately $4,000 from net cash used in investing activities of approximately $5,000 for the same period of 2010. The decrease of the cash used in investing activities was mainly due to the decrease in purchasing equipment.

Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2011 was $0.04 million, compared to net cash used in financing activities of $0.004 million for the same period in 2010. The change was primarily due to the release of restricted cash as compensations of the CFO of $0.04 million during the first quarter of 2011.

We believe that our cash on hand, cash flow from operations as well as the proceeds we received from the recent private placement transactions in June 2010 will meet our expected capital expenditure and working capital for the next 12 months. However, we may in the future require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

  Accounts Receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and provides allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

  Inventories. Inventories are stated at the lower of cost, determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management will write down the inventories to market value if it is below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

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

  Revenue Recognition. Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales revenue is recognized net of value added and sales related taxes, sales discounts and returns at the time when the merchandise is delivered to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not recorded an allowance for estimated sales returns.

  Foreign currency translation. The Company uses the United States dollars (“US Dollar” or “US$” or “$”) for financial reporting purposes. The PRC subsidiaries within the Company maintains their books and records in their functional currency, Chinese Renminbi (“RMB”), being the lawful currency in the PRC. Assets and liabilities of the PRC subsidiaries are translated from RMB into US Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statement of operations are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income. The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China. The value of RMB against U.S. dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s results and financial position in terms of U.S. dollar reporting.

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

Recent Accounting Pronouncements

In January 2011, the FASB issued ASU No. 2011-01- Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. This deferral will have no material impact on our consolidated financial statements.

In January 2011, the FASB issued ASU No. 2011-02- Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. The adoption of the provisions in ASU 2011-02 will have no material impact on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lianyun Han and Mr. Robert Tick, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Lianyun Han and Mr. Robert Tick concluded that as of March 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended March 31, 2011 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. [REMOVED AND RESERVED].

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

DATED: May 16, 2011

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