Form 10-Q
period 2011-06-30
Nutrastar International Inc.
filed 2011-08-12
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]         No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 9, 2011 is as follows:

Class of Securities	Shares Outstanding
--------------------------------	-------------------------------
Common stock, $0.001 par value	14,893,061

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Income and Comprehensive Income	3
Condensed Consolidated Statements of Stockholders’ Equity	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6-35

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$45,816,884	$40,758,848
Restricted cash	100,260	193,075
Accounts receivable	241,953	261,223
Inventories	2,050,481	867,761
Prepayments and other receivables	1,109,743	289,502
Total current assets	49,319,321	42,370,409
OTHER ASSETS
Intangible assets, net	2,203,091	2,379,435
Property, plant and equipment, net	12,139,157	10,248,989

Total assets	$63,661,569	$54,998,833

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$14,757	$125,843
Other payables and accruals	807,026	746,643
Taxes payable	1,899,120	696,519
Due to related parties	52,537	51,339
Preferred stock dividend payable	322,595	181,181
Warrant liabilities	369,148	1,198,273
Total current liabilities	3,465,183	2,999,798

Total liabilities	3,465,183	2,999,798

COMMITMENTS AND CONTINGENCIES (Note 18)

STOCKHOLDERS' EQUITY

Preferred Stock, $0.001 par value, (1,000,000 shares authorized, 151,037 shares and 197,706 shares issued and outstanding, respectively; aggregate liquidation preference amount: $4,229,036 and $5,535,768, plus accrued but unpaid dividend of $322,595 and $181,181, at June 30, 2011 and December 31, 2010, respectively	3,444,573	4,508,914
Common stock, $0.001 par value, 190,000,000 shares authorized, 14,893,061 and 14,332,731 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	14,894	14,333
Additional paid-in capital	16,866,597	15,541,207
Statutory reserves	1,351,744	1,348,071
Retained earnings	35,032,233	28,326,896
Accumulated other comprehensive income	3,486,345	2,259,614
Total stockholders' equity	60,196,386	51,999,035

Total liabilities and stockholders' equity	$63,661,569	$54,998,833

See accompanying notes to condensed consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

NET REVENUE	$7,683,291	$5,458,152	$13,479,533	$10,226,547

Cost of goods sold	(1,736,616)	(888,415)	(3,106,416)	(1,944,930)

Gross profit	5,946,675	4,569,737	10,373,117	8,281,617

Selling expenses	(463,938)	(233,310)	(873,811)	(405,028)
General and administrative expenses	(814,091)	(547,331)	(1,335,417)	(977,117)

Income from operations	4,668,646	3,789,096	8,163,889	6,899,472

Other income (expenses):
Interest income	66,766	33,719	106,595	66,796
Foreign exchange differences	28,864	(15,698)	51,785	(15,269)
Change in fair value of warrants	436,934	131,088	829,125	131,088
Total other income	532,564	149,109	987,505	182,615

Income before income taxes	5,201,210	3,938,205	9,151,394	7,082,087

Provision for income taxes	(1,299,593)	(522,564)	(2,242,006)	(945,384)

Net income	3,901,617	3,415,641	6,909,388	6,136,703

Other comprehensive income:
Foreign currency translation adjustments	714,722	169,229	1,226,731	178,087

Comprehensive income	$4,616,339	$3,584,870	$8,136,119	$6,314,790

Earnings per share:
Basic	$0.26	$0.12	$0.46	$0.31
Diluted	$0.24	$0.12	$0.42	$0.30

Weighted average number of shares outstanding:
Basic	14,793,775	14,332,731	14,639,464	14,322,786
Diluted	16,394,902	14,342,168	16,309,911	14,445,374

See accompanying notes to condensed consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

								Accumulated
	Preferred Stock		Common Stock		Additional			Other
	Number		Number		Paid-in	Statutory	Retained	Comprehensive
	of Shares	Amount	of Shares	Amount	Capital	Reserves	Earnings	Income	Total

Balance at January 1, 2011	197,706	$4,508,914	14,332,731	$14,333	$15,541,207	$1,348,071	$28,326,896	$2,259,614	$51,999,035

Net income	-	-	-	-	-	-	6,909,388	-	6,909,388
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,226,731	1,226,731
Preferred stock converted into common stock	(46,669)	(1,064,341)	466,690	467	1,063,874	-	-	-	-
Preferred stock dividend converted into common stock	-	-	21,140	21	58,943	-	-	-	58,964
Preferred stock dividend	-	-	-	-	-	-	(200,378)	-	(200,378)
Appropriation of statutory reserves	-	-	-	-	-	3,673	(3,673)	-	-
Restricted stock unit vesting	-	-	72,500	73	(73)	-	-	-	-
Share-based payment	-	-	-	-	181,571	-	-	-	181,571
Issuance of restricted shares to consultant	-	-	-	-	21,075	-	-	-	21,075

At June 30, 2011 (Unaudited)	151,037	$3,444,573	14,893,061	$14,894	$16,866,597	$1,351,744	$35,032,233	$3,486,345	$60,196,386

See accompanying notes to condensed consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,909,388	$6,136,703
Adjustments to reconcile net income to cash provided by operating activities:
Change in fair value of warrants	(829,125)	(131,088)
IR warrants and consultant restricted stock expense	41,526	-
Depreciation and amortization	546,552	506,125
Share-based compensation expense	181,571	105,875
(Increase) decrease in assets:
Accounts receivable	25,099	(62,578)
Prepayments and other receivables	(828,948)	41,662
Inventories	(1,150,108)	(84,617)
Increase (decrease) in liabilities:
Accounts payable	(112,813)	54,073
Other payables and accruals	44,378	(75,431)
Taxes payable	1,173,734	(80,193)
Net cash provided by operating activities	6,001,254	6,410,531

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,950,448)	(8,246)
Net cash used in investing activities	(1,950,448)	(8,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	-	5,483,919
Decrease (increase) in restricted cash	92,815	(350,000)
Advance from related party	-	436,047
Net cash provided by financing activities	92,815	5,569,966

Foreign currency translation adjustment	914,415	174,315

INCREASE IN CASH AND CASH EQUIVALENTS	5,058,036	12,146,566
CASH AND CASH EQUIVALENTS, at the beginning of the period	40,758,848	20,115,677

CASH AND CASH EQUIVALENTS, at the end of the period	$45,816,884	$32,262,243

NON-CASH TRANSACTIONS
Preferred stock and dividend converted into common stock	$1,123,305	$-
Preferred stock dividend payable	322,595	181,181
Share-based payment – IR warrants and consultant restricted stock	41,526	-
Share-based payments to officers and directors under equity incentive plan	181,571	105,875

SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for income taxes	$1,167,463	$980,764

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

In connection with the Equity Transfer, the Shuaiyi Founders, the Company’s indirectly wholly-owned Chinese subsidiary incorporated on July 13, 2010, Harbin Baixin Biotech Development Co., Ltd. (“Harbin Baixin”) and Heilongjiang Shuaiyi entered into the following commercial arrangements (the “Contractual Arrangement” and together with the Equity Transfer, the “Restructuring”), pursuant to which the Company has contractual rights to control and operate the businesses of Heilongjiang Shuaiyi and Heilongjiang Shuaiyi's two wholly-owned Chinese subsidiaries, Daqing Shuaiyi Biotech Co., Ltd. (“Daqing Shuaiyi”) and Harbin Shuaiyi Green & Specialty Food Trading LLC (“Harbin Shuaiyi” and together with Heilongjiang Shuaiyi and Daqing Shuaiyi, the “VIEs”):

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1                 DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

As of June 30, 2011, details of the subsidiaries and affiliates of the Company are as follows:

	Domicile and		Percentage
	date of		of effective
Names	incorporation	Paid-up capital	ownership	Principal activities

Subsidiaries

New Zealand WAYNE’S New Resources Development Co., Ltd (“New Resources”)	British Virgin Islands, March 13, 2008	$50,000	100%	Holding company of the other subsidiaries
Oriental Global Holdings Limited (“Oriental Global”)	Hong Kong, May 28, 2010	HK$1	100%	Holding company of Harbin Baixin
Harbin Baixin Biotech Development Co., Ltd (“Harbin Baixin”)	People’s Republic of China (“PRC”), July 13, 2010	$3,000,000	100%	Chinese Golden Grass cultivation technology research and development, services and Chinese Golden Grass products wholesale

VIEs

Heilongjiang Shuaiyi New Energy Development Co., Ltd (“Heilongjiang Shuaiyi”)	PRC, July 11, 2006	RMB60,000,000	100%	Principally engaged in investment and property holding
Daqing Shuaiyi Biotech Co. Ltd. (“Daqing Shuaiyi”)	PRC, August 8, 2005	RMB50,000,000	100%	Growing and sales of Chinese Golden Grass, which is widely used for Chinese medicine, and functional health beverages
Harbin Shuaiyi Green and Specialty Food Trading LLC. (“Harbin Shuaiyi”)	PRC, May 18, 2001	RMB1,500,000	100%	Sales of organic and specialty food products

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Intangible assets

The Company’s intangible assets include a ten-year exclusive right to use a proprietary process and computer software. The Company’s amortization policy on intangible assets is as follows:

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

Research and development costs

Research and development costs are expensed as incurred, and are charged to general and administrative expenses. Research and development costs were $55,267 and $29,977 for the six months ended June 30, 2011 and 2010, respectively, and $27,412 and $21,188 for the three months ended June 30,2011 and 2010, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were $59,468 and $23,061 for the six months ended June 30, 2011 and 2010, respectively, and $36,804 and $1,369 for the three months ended June 30,2011 and 2010, respectively.

Shipping and handling costs

Substantially all costs of shipping and handling of products to customers are included in selling expense. Shipping and handling costs for the six months ended June 30, 2011 and 2010 were insignificant.

Foreign currency

The Company uses the United States dollars (“US Dollar” or “US$” or “$”) for financial reporting purposes. The PRC subsidiaries and VIEs within the Company maintain their books and records in their functional currency, Chinese Renminbi (“RMB”), being the lawful currency in the PRC. Assets and liabilities of the PRC subsidiaries and VIEs are translated from RMB into US Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statement of operations are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:-

	June 30, 2011	December 31, 2010
Balance sheet items, except for equity accounts	US$1=RMB 6.4716	US$1=RMB6.6227

	Three months ended June 30,
	2011	2010
Items in the statements of income and cash flows	US$1=RMB 6.5011	US$1=RMB 6.8235

	Six months ended June 30,
	2011	2010
Items in the statements of income and cash flows	US$1=RMB 6.5411	US$1=RMB 6.8252

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

No representation is made that the RMB amounts could have been, or could be, converted into US Dollars at the above rates. The value of RMB against US dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US Dollar reporting.

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

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs. The amendments in this update intend to converge requirements for how to measure fair value and for disclosing information about fair value measurements in US GAAP with International Financial Reporting Standards. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions in ASU 2011-04 will have no material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update require (i) that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (the current option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity is eliminated); and (ii) presentation of reclassification adjustments from OCI to net income on the face of the financial statements. For public entities, the amendments in this ASU are effective for years, and interim periods within those years, beginning after December 15, 2011. The amendments in this update should be applied retrospectively. Early adoption is permitted. The adoption of the provisions in ASU 2011-05 will have no material impact on the Company’s consolidated financial statements.

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	June 30,	December 31,
				2011	2010

Derivative instruments	$—	$369,148	$—	$369,148	$1,198,273
– Warrants
Total	$—	$369,148	$—	$369,148	$1,198,273

The carrying values of cash and cash equivalents, trade and other receivables and payables approximate their fair values due to the short maturities of these instruments.

There was no asset or liability measured at fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4                 RESTRICTED CASH

As of June 30, 2011, $100,260 in total was held in escrow according to the agreements in connection with the private placements consummated in June 2010, which is further disclosed in Note 11.

Restricted cash consisted of the following:

	June 30,	December 31,
	2011	2010

Restricted cash - compensation for Chief Financial Officer	$100,260	$193,075

NOTE 5                 ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30,	December 31,
	2011	2010

Accounts receivable	$241,953	$261,223
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$241,953	$261,223

No allowance was deemed necessary as of June 30, 2011 and December 31, 2010.

NOTE 6                 INVENTORIES

Inventories by major categories are summarized as follows:

	June 30,	December 31,
	2011	2010

Raw materials	$231,521	$338,415
Work in progress	422,994	363,240
Finished goods	1,395,966	166,106

Total	$2,050,481	$867,761

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7               PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	June 30,	December 31,
	2011	2010

Prepayments for raw material purchasing	$1,081,649	$--
Other prepayments	16,814	78,932
Other receivables, net of $nil allowance	11,280	210,570

	$1,109,743	$289,502

NOTE 8                INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	June 30,	December 31,
	2011	2010

Computer software, cost	$1,534	$1,499
Exclusive right to use a secret process, cost	4,637,501	4,531,694
Less: Accumulated amortization	(2,435,944)	(2,153,758)

	$2,203,091	$ 2,379,435

In April 2006, the Company purchased from a third party a ten-year exclusive right to use a secret process and method in the cultivation and growing of Chinese Golden Grass, which is widely used for traditional Chinese medicine, for a cash consideration of RMB30,000,000, payable over five years. The exclusive right is amortized over its term of ten years using the straight-line method.

Amortization expense was $229,436 and $219,885 for the six months ended June 30, 2011 and 2010, and $115,452 and $109,970 for the three months ended June 30, 2011 and 2010, respectively. The estimated expense of the intangible assets over each of the next five years and thereafter will be $463,800 per annum.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9                PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	June 30,	December 31,
	2011	2010
Cost:
Buildings	$14,327,815	$12,075,666
Office equipment	27,522	25,732
Machinery	129,836	126,873
Motor vehicles	57,864	56,543
Total cost	14,543,037	12,284,814
Less: Accumulated depreciation	(2,403,880)	(2,035,825)

Net book value	$12,139,157	$10,248,989

Depreciation expense was $317,116 and $286,240 for the six months ended June 30, 2011 and 2010, and $167,262 and $143,263 for the three months ended June 30, 2011 and 2010, respectively.

NOTE 10                OTHER PAYABLES, ACCRUALS AND TAXES PAYABLE

Other payables and accruals consisted of the following:

	June 30,	December 31,
	2011	2010

Accrued staff costs	$732,524	$627,791
Other payables	74,502	118,852

	$807,026	$746,643

Taxes payable consisted of the following:

	June 30,	December 31,
	2011	2010

Value added tax	$434,595	$349,585
Income tax	1,304,744	214,033
Others	159,781	132,901

	$1,899,120	$696,519

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11                STOCKHOLDERS’ EQUITY

Private Placement in 2010

On May 27, 2010, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with certain investors, pursuant to which, the Company agreed to issue and sell up to an aggregate of 250,000 units at a purchase price of $28.56 per unit, for an aggregate purchase price of up to $7,140,000 (the "Aggregate Purchase Price"). Each unit consists of (i) one share of a newly designated series A preferred stock, ("Series A Preferred Stock"), with an initial one-to-ten conversion ratio convertible into shares of the Company’s common stock, ("Common Stock"), and (ii) warrants to purchase five shares of Common Stock at an exercise price of $3.40 per share ("Warrants", together with the shares of Series A Preferred Stock, the "Securities"). In addition, the Company and the investors agreed, that the placement agent of this transaction, will receive from the investors a fee equal to 2% of the Aggregate Purchase Price and Warrants to purchase 2% of the aggregate number of shares of Common Stock that shares of Series A Preferred Stock to be issued under the Securities Purchase Agreement are convertible into.

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

Pursuant to the Securities Purchase Agreement, a written request was received from a holder holding a majority of Series A Preferred Stock on July 14, 2010 and the Company filed the Registration Statement on August 11, 2010. The Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”) on September 15, 2010.

Escrow Agreement

In connection with the Securities Purchase Agreement, the Company entered into an escrow agreement (the "Escrow Agreement") pursuant to which the parties agreed to deposit the investment amount received from the investors into escrow to be released upon the occurrence of the events set forth in the Escrow Agreement. In addition, the Company agreed that $100,000 out of the investment amount will remain in escrow and will be disbursed to an investor relations firm hired by the Company, all of which has been released to investor relations firm during the third quarter of 2010. The Company also agreed that an additional $250,000 will remain in escrow and will be used as compensation for the Chief Financial Officer of the Company, of which $92, 815 had been released in the six months ended June 30, 2011 and the rest of $100,260 remained in escrow and will be released from escrow as the compensation is paid (See Note 4).

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11                STOCKHOLDERS’ EQUITY (CONTINUED)

Allocation of Proceeds in the Private Placement

The guidance provided in ASC 470-20-30-5 has been applied to the amount allocated to the convertible Series A Preferred Stock, and the effective conversion price has been used, to measure the intrinsic value, if any, of the embedded conversion option. The fair value of the embedded conversion features of the Series A Preferred Stock of $ 1,143,198 and $ 644,532 were calculated using the intrinsic value model in accordance with the guidance provided in ASC Topic 470-20-30-6 (formerly EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”) and limited to the amount of the proceeds allocated to the convertible instrument on June 7, 2010 and June 28, 2010, respectively. The intrinsic value of the beneficial conversion feature was calculated by comparing the effective conversion price, which was determined based on the proceeds from the private placement allocated to the convertible Series A Preferred Stock, and the market price of the Company’s common stock of $3.2 and $3.16 on June 7, 2010 and June 28, 2010, respectively. The fair value of $1,143,198 and $644,532 of the beneficial conversion feature has been recognized as a reduction to the carrying amount of the convertible Series A Preferred Stock and an addition to paid-in capital.

The following table sets out the allocation of the proceeds from the Private Placement:

Proceeds of the private placement on June 7, 2010	$3,524,342
Allocation of proceeds to Series C Warrants to investors	(718,698)
Allocation of proceeds to beneficial conversion feature	(1,143,198)
Amortization of discount resulting from the accounting for a beneficial conversion feature	1,143,198
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	$2,805,644
Preferred stock converted into common stock	(25,657)
Convertible Series A Preferred Stock at June 30, 2011	$2,779,987

Proceeds of the private placement on June 28, 2010	$2,121,938
Allocation of proceeds to Series C Warrants to investors	(418,668)
Allocation of proceeds to beneficial conversion feature	(644,532)
Amortization of discount resulting from the accounting for a beneficial conversion feature	644,532
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	$1,703,270
Preferred stock converted into common stock	(1,038,684)
Convertible Series A Preferred Stock at June 30, 2011	$664,586

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

On May 27, 2010, the Company created, from the authorized but unissued shares of its preferred stock, a series of preferred stock consisting of 300,000 shares and has designated this series of preferred stock as the Series A Preferred Stock of which the Company issued 197,706 shares upon the closing of the private placement in 2010.

The following are the principal terms of the Series A Preferred Stock:

Rank: The Series A Preferred Stock ranks senior to the Company’s common stock, but junior to all indebtedness of the Company.

Dividend: Holders of the Series A Preferred Stock are entitled to a cumulative dividend at an annual rate of 6% of the Series A Preferred Stock, payable in additional shares of Series A Preferred Stock, compounded quarterly, and payable upon the occurrence of a Liquidation Event, Conversion, Mandatory Conversion or from time-to-time at the discretion of the Board. When dividends on the Series A Preferred Stock are paid, each such additional share of Series A Preferred Stock shall be valued at the Original Series A Purchase Price, which may be adjusted from time to time pursuant to a split, subdivision, combination or other similar events.

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

Mandatory Conversion: All outstanding shares of the Series A Preferred Stock will automatically convert to shares of Common Stock, subject to the conversion restrictions set forth in the Certificate of Designation (the "Mandatory Conversion"), at the earlier to occur of (i) the Company’s shares of Common Stock are listed on the New York Stock Exchange, the NYSE Amex, the NASDAQ Global Market, the NASDAQ Global Select Market or the NASDAQ Capital Market (each, a "National Stock Exchange") and the registration statement on Form S-1 or such other appropriate form promulgated by the SEC registering the Common Stock underlying the Securities pursuant to the Securities Purchase Agreement is declared effective by the Commission, and (ii) 12 months from the date that the Company's shares of Common Stock are first listed on a National Stock Exchange.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11                STOCKHOLDERS’ EQUITY (CONTINUED)

Preferred Stock (continued)

During the six months ended June 30, 2011, 46,669 shares of Series A Preferred Stock were converted into 466,690 shares of common stock at a 1 for 10 ratio. In addition, during the six months ended June 30, 2011, 21,140 shares of common stock were issued to the investors as settlement of stock dividends of $58,964.

Common Stock Purchase Warrants

Series C Warrants

In connection with the issuance of the Series A Preferred Stock, the Company issued Series C Warrants to the investors and the placement agent to purchase up to 592,327 and 24,681 shares, respectively, of common stock on June 7, 2010 and 356,634 and 14,859 shares, respectively, on June 28, 2010, respectively, all at an exercise price of $3.40 per share issued and outstanding. The Series C Warrants have a term of exercise expiring 3 years from the issuance date. The Series C Warrants at the option of the holder, may be exercised by cash payment of the exercise price or, the holder may acquire the underlying shares of common stock through a "cashless exercise."

The Company will not receive any additional proceeds to the extent that the Series C Warrants are exercised by cashless exercise.

The exercise price and number of shares of common stock issuable upon exercise of the Series C Warrants may be adjusted for: 1) upon issuance of additional stock lower than the exercise price. 2) upon subdivision or combination of common stocks; or 3) upon distribution of assets and other dilutive events.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11                STOCKHOLDERS’ EQUITY (CONTINUED)

Accounting for Series A, Series B and Series C Warrants

Series A and Series B Warrants issued to certain investors to purchase 500,000 shares of the Company’s common stock remained outstanding at June 30, 2011 and had a term of three years and exercise prices of $3.25 and $4.00 per share, respectively. These warrants contain standard anti-dilution provisions for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction. Because these warrants do not contain any contingent exercise provisions and their settlement amount will equal the difference between the fair value of a fixed number of the Company’s equity shares and a fixed strike price, these warrants, which are freestanding instruments, qualify for the scope exception under the guidance provided in ASC 815-40-15-5 through 815-40-15-8, and are considered indexed to the Company’s own stock. Accordingly, Series A and Series B Warrants have been classified as equity.

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

As of June 30, 2011, the fair value of these outstanding Series C Warrants was determined to be $369,148, accordingly, the Company recorded $829,125 and $436,934 in other income related to the change in the fair value of the Series C Warrants in the six months and three months ended June 30, 2011, respectively. There is no cash flow impact for the warrant liability until the Series C Warrants are exercised.

The following table presents a reconciliation of the warrant liabilities measured at fair value on a recurring basis using Level 2 from January 1, 2010 to June 30, 2011:

Warrant liabilities
Balance at January 1, 2010	$-
Issuance of warrants	1,182,860
Change in fair value included in earnings	15,413
Balance at December 31, 2010	$1,198,273
Change in fair value included in earnings	(829,125)
Balance at June 30, 2011	$369,148

IR Warrants

On May 27, 2010, the Company entered into an investor relations agreement with a consultant in which the consultant would provide certain consulting services to the Company for a term of one year. In exchange for the consulting services provided, the consultant should receive (i) a cash fee of $100,000 and (ii) 100,000 warrants (the “IR Warrants”) at an exercise price of $3.80 and a term of three years from issuance date. The above 100,000 IR Warrants were issued on July 1, 2010. The grant date fair value of these IR warrants was estimated at $89,435 using Black-Scholes valuation model and $37,265 was charged as general and administrative expenses during the six months ended June 30, 2011.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11                STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants issued and outstanding at June 30, 2011, and changes during the six months then ended, are as follows:

		Weighted	Average
	Number of	Average	Remaining
	underlying	Exercise	Contractual Life
	shares	Price	(years)
Outstanding at December 31, 2010	1,588,501	$3.50	2.29
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-
Outstanding at June 30, 2011	1,588,501	$3.50	1.79

Exercisable at June 30, 2011	1,588,501	$3.50	1.79

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

Summary of options issued and outstanding at June 30, 2011 and the movements during the six months then ended are as follows:

Weighted-
	Number of	Average	Aggregate	Weighted- Average
	Underlying	Exercise Price	Intrinsic	Contractual Life
	Shares	Per Share	Value (1)	Remaining in Years

Outstanding at December 31, 2010	150,000	$6.00	$-	5.00
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2011 (Unaudited)	150,000	$3.50	$-	4.75

Exercisable at June 30, 2011 (Unaudited)	37,500	$3.50	$-	-

(1)	The market value of the Company’s common stock at June 30, 2011 was $2.45. The outstanding options to Mr. Tick had no intrinsic value at June 30, 2011.

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Also in accordance with ASC Topic 718, incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. Accordingly, the Company recognized compensation expense of $25,657 and $9,347 in relation to the options granted to the CFO for the six months and three months ended June 30, 2011, respectively.

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

The Company recognizes compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award, provided that the compensation cost recognized at any date must at least equal the portion of the grant-date value of the award that is vested at that date. No compensation cost is recognized for instruments that are forfeited by the Company because a service condition or a performance condition is not satisfied.

Accordingly, the Company recognized compensation expense of $75,417 and $37,917 related to the restricted shares granted to Mr. Tick for the six months and three months ended June 30, 2011, respectively, based on the estimated grant-date fair value of the Company’s common stock of $3.00.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13                SHARE-BASED COMPENSATION (CONTINUED)

Restricted shares granted to independent directors (continued)

Accordingly, the Company recognized a total compensation expense of $80,497 and $41,554 related to the restricted shares granted to the directors for the six months and three months ended June 30, 2011, respectively, based on the estimated grant-date fair values of the Company’s common stock of $2.98 on October 5, 2010 and $3.28 on January 24, 2011.

Restricted shares granted to consultant

On May 25, 2011, the Company entered into an investor relations agreement with a consultant in which the consultant would provide certain consulting services to the Company for a term of one year. In exchange for the consulting services provided, the consultant should receive 15,000 restricted shares, 7,500 of which shall vest on June 1, 2011 and 7,500 shall vest on December 1, 2011. The Company recognized a total compensation expense of $4,261related to the restricted shares granted to the consultant during the six months ended June 30, 2011, based on the estimated grant-date fair values of the Company’s common stock of $2.81 on May 25, 2011.

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

Daqing Shuaiyi, Harbin Shuayi and Heilongjiang Shuaiyi are subject to an EIT rate of 25% for the year ending December 31, 2011. No provision for PRC taxes was made for Heilongjiang Shuaiyi which had no taxable income in the PRC.

Harbin Baixin has been subject to an EIT rate of 25% since its incorporation. No provision for PRC taxes was made as Harbin Baixin had no taxable income in the PRC.

No provision for other overseas taxes is made as none of Nutrastar, New Resources and Oriental Global has any taxable income in the U.S., British Virgin Islands or Hong Kong, respectively.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14                INCOME TAXES (CONTINUED)

The Company’s income tax expense consisted of:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current income tax – PRC	$1,299,593	$522,564	$2,242,006	$945,384
Deferred	-	-	-	-

Income tax expenses	$1,299,593	$522,564	$2,242,006	$945,384

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Pre-tax income	$5,201,210	$3,938,205	$9,151,394	$7,082,087

U.S. federal corporate income tax rate	34%	34%	34%	34%
Income tax computed at U.S. federal corporate income tax rate	1,768,411	1,338,990	3,111,474	2,407,910
Reconciling items:
Impact of tax holiday of Daqing Shuaiyi	-	(512,105)	-	(925,920)
Loss not recognized as deferred tax assets	64,197	(37,720)	121,577	(22,709)
Change in fair value of warrants	(148,558)	-	(281,903)	-
Rate differential for PRC earnings	(459,220)	(367,000)	(800,619)	(665,750)
Non-deductible expenses and non-taxable income	74,763	100,399	91,477	151,853

Effective tax expense	$1,299,593	$522,564	$2,242,006	$945,384

The Company had deferred tax assets as follows:

	June 30,	December 31,
	2011	2010
Net operating losses carried forward	$651,117	$529,540
Less: Valuation allowance	(651,117)	(529,540)
Net deferred tax assets	$-	$-

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14                INCOME TAXES (CONTINUED)

As of June 30, 2011 and December 31, 2010, the U.S. entity had $1,915,051 and $1,557,472, net operating loss carryforwards available to reduce future taxable income, respectively, which will expire in various years through 2030. Management believes it is more-likely-than-not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of June 30, 2011 and December 31, 2010, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the six months ended June 30, 2011 and 2010, and no provision for interest and penalties is deemed necessary as of June 30, 2011 and December 31, 2010.

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

NOTE 15                EARNINGS PER SHARE

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Income available to common shareholders:
- Net income	$3,901,617	$3,415,641	$6,909,388	$6,136,703
Less: Preferred stock dividend	(81,893)	(13,748)	(200,378)	(13,748)
Less: Beneficial conversion feature of convertible preferred stock	-	(1,742,239)	-	(1,742,239)
Income available to common shareholders (Basic)	$3,819,724	$1,659,654	$6,709,010	$4,380,716
Add: Preferred stock dividend	81,893	-	200,378	-
Income available to common stockholders (Diluted)	$3,901,617	$1,659,654	$6,909,388	$4,380,716

Weighted average number of shares:
- Basic	14,793,775	14,332,731	14,639,464	14,322,786
- Effect of dilutive preferred stock	1,601,073	-	1,665,930	-
- Effect of dilutive restricted stock units	54	-	4,517	-
- Effect of dilutive warrants and options	-	9,437	-	122,588
- Diluted	16,394,902	14,342,168	16,309,911	14,445,374

Net income per share
- Basic	$0.26	$0.12	$0.46	$0.31
- Diluted	$0.24	$0.12	$0.42	$0.30

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15                EARNINGS PER SHARE (CONTINUED)

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding to assume the issuance of all dilutive potential common shares upon conversion.

The diluted earnings per share calculation for the six months ended June 30, 2011 did not include the warrants, CFO options and restricted shares to purchase up to 1,588,501, 150,000 and 235,000 shares of common stock, respectively, because their effect was anti-dilutive.

NOTE 16                RELATED PARTY TRANSACTIONS

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:-

(a)	Due to related parties

	June 30,	December 31,
	2011	2010

Due to Ms. Lianyun Han, Chairperson, CEO and President of the Company	$52,537	$51,339

The amount due to Ms. Han was non-interest bearing, unsecured and without a fixed repayment date.

(b)	Lease of land

For the six months ended June 30, 2011 and 2010, the Company paid rental expense of $4,701 and $4,505 for the land leased from Heilongjiang Shuaiyi Technology Development Co., Ltd. (“Shuaiyi Technology”), respectively.

For the three months ended June 30, 2011 and 2010, the Company paid rental expense of $2,366 and $ 2,253 for land leased from Shuaiyi Technology, respectively.

(c)	Acquisition of corporate headquarter premise

On April 15, 2011, Heilongjiang Shuaiyi entered into an asset transfer agreement (the “Transfer Agreement”) with Ms. Han. Pursuant to the Transfer Agreement, Heilongjiang Shuiayi acquired an office building located at 54-1 Ganshui Road, Xiangfang District, Harbin, with a construction area of 1,854.1 square meters, from Ms. Han at a cash consideration of RMB 12.75 million (approximately $1.95 million including other incidental costs), which was fully paid in April 2011. The purchase price was determined based on a real property valuation report issued by an independent appraisal firm, Harbin Guoxin Real Estate Appraisal and Consulting Co., Limited on November 11, 2010. Management believes the terms of the purchase transactions and the consideration that the Company paid in connection with this transaction were comparable to the terms available and the amounts that would be paid in an arm’s-length transaction.

Management intends to move the corporate headquarters in China to this new office building in the second half of 2011.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17                CONCENTRATION RISK

(a)      Concentration of credit risk

As of June 30, 2011 and December 31, 2010, almost all of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the six months ended June 30, 2011 and 2010, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of June 30, 2011 and December 31, 2010 also arose in the PRC.

Details of individual customers accounting for 10% or more of the Group’s revenues for the six and three months ended June 30, 2011 and 2010:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Lai En Century Co. Ltd	28.47%	38.1%	32.23%	40%

Individual customer amounts receivable consisted of 10% or more of total accounts receivable as of June 30, 2011 and December 31, 2010 were as follows:

	Percentage of accounts
	receivable as of
	June 30,	December 31,
	2011	2010

Zhejiang Wanfeng Enterprise Group Pharmaceutical Co., Ltd.	32%	-
Disha Pharmaceutical Co., Ltd	26%	20%
Beijing Borry Technology Development Co., Ltd	19%	-
Xian Yizhiliu Pharmaceutical Co., Ltd	-	25%
Zhejiang Yinlong Trading Company	-	17%
Great Northern Wilderness Grain and Oil Warehouse Market	-	16%
Si Chuan Ai Da Biotech Co. Ltd.	-	12%

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18                COMMITMENTS AND CONTINGENCIES

(a)      Operating leases

The Company has entered into tenancy agreements for the leases of an exhibition hall and land with a third party and a related company, Shuaiyi Technology (see 16(b)), respectively, for the purposes of the operation of its VIEs. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of June 30, 2011 are as follows:

Remainder of fiscal year ending December 31, 2011	$32,868
Fiscal year ending December 31, 2012	53,683
Fiscal year ending December 31, 2013	37,317
Fiscal year ending December 31, 2014	9,503
Fiscal year ending December 31, 2015	9,503
Thereafter	114,037

Total	$256,911

During the six months ended June 30, 2011 and 2010, rental expenses under operating leases amounted to $37,908 and $15,934, respectively.

During the three months ended June 30, 2011 and 2010, rental expenses under operating leases amounted to $22,661 and $6,761, respectively.

(b)      Capital commitments – contracted but not provided for:

	June 30,	December 31,
	2011	2010

Acquisition or construction of facilities - within one year	$10,816,491	$-

(c)      PRC employee costs

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

(d)      Indemnification agreement

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

Also, on October 5, 2010, the Company entered into an indemnification agreement with Mr. Tick pursuant to which the Company agreed to indemnify Mr. Tick against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by Mr. Tick in connection with any proceeding if Mr. Tick acted in good faith and in the best interests of the Company.

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

NOTE 19                SEGMENT INFORMATION

The Company operates in three business segments identified by product, “Chinese Golden Grass”, “beverages” and “organic and specialty food products”. The Chinese Golden Grass segment consists of the growing and sales of Chinese Golden Grass, which business is conducted through Daqing Shuaiyi. The beverages segment consists of the manufacturing of functional health beverages featuring the Chinese Golden Grass as a core ingredient, which business is also conducted through Daqing Shuaiyi and was launched in the fourth quarter of 2010. The organic and specialty food products segment consists of the sales of rice, flour, silage corn and other agricultural products which business is mainly conducted through Harbin Shuaiyi.

During the six months ended June 30, 2011 and 2010, all of the Company’s operations were carried out in one geographical segment - China.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 19                SEGMENT INFORMATION (CONTINUED)

The Company’s segment revenue and results for the six months ended June 30, 2011 and 2010 are as follows:

	Six Months Ended June 30, 2011
			Organic and
	Chinese		Specialty Food	Corporate
	Golden Grass	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$11,153,211	$1,361,923	$964,399	$-	$13,479,533

Segment profit	$7,925,166	$929,001	$53,045	$244,182	$9,151,394
Income before income taxes					$9,151,394

Other segment information:
Depreciation and amortization	$523,722	$2,612	$2,614	$17,604	$546,552
Expenditure for segment assets	$1,168	$-	$-	$1,949,280	$1,950,448

	Six Months Ended June 30, 2010
		Organic and
	Chinese	Specialty Food	Corporate
	Golden Grass	Products	Unallocated	Consolidated

Segment revenue from external customers	$9,308,592	$917,955	$-	$10,226,547

Segment profit	$7,394,331	$73,025	$(385,269)	$7,082,087
Income before income taxes				$7,082,087

Other segment information:
Depreciation and amortization	$501,293	$2,890	$1,942	$506,125
Expenditure for segment assets	$7,956	$-	$290	$8,246

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 19                SEGMENT INFORMATION (CONTINUED)

The Company’s segment revenue and results for the three months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30, 2011
			Organic and
	Chinese		Specialty Food	Corporate
	Golden Grass	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$6,069,723	$1,131,608	$481,960	$-	$7,683,291

Segment profit	$4,343,724	$746,663	$25,227	$85,596	$5,201,210
Income before income taxes					$5,201,210

Other segment information:
Depreciation and amortization	$263,561	$1,314	$1,314	$16,525	$282,714
Expenditure for segment assets	$-	$-	$-	$1,949,280	$1,949,280

	Three Months Ended June 30, 2010
		Organic and
	Chinese	Specialty Food	Corporate
	Golden Grass	Products	Unallocated	Consolidated

Segment revenue from external customers	$5,043,549	$414,603	$-	$5,458,152

Segment profit	$4,094,283	$24,772	$(180,850)	$3,938,205
Income before income taxes				$3,938,205

Other segment information:
Depreciation and amortization	$250,830	$1,430	$973	$253,233
Expenditure for segment assets	$3,430	$-	$-	$3,430

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

Our primary product is Chinese Golden Grass, also known as Cordyceps Militaris. Cordyceps Militaris is a species of parasitic fungus that is typically found in north-eastern mountainous China. It is a precious ingredient in traditional Chinese medicine, as Cordyceps Militaris is widely believed in China to offer high medical and health benefits by nourishing the yin, boosting the yang, and invigorating the meridians of the lungs and kidneys. Through several years of laboratory tests, we developed a technology to commercially grow and produce Cordyceps Militaris in 2006. We generated 79.0% and 92.4% of our revenues from Cordyceps Militaris for the second quarter of 2011 and 2010, respectively. We plan to continue to focus on Cordyceps Militaris based consumer products, which is our fastest growing product line with the greatest market demand and a significantly high profit margin.

We also sell organic and specialty food products through our VIE Entity, Harbin Shuaiyi Green & Specialty Food Trading LLC, or Harbin Shuaiyi, which was formed in 2001. After years of development, we believe that we have become the largest wholesale distributor of organic and specialty food in Heilongjiang Province, China.

We introduced the Cordyceps Militaris based functional health beverages in the fourth quarter of 2010. The non-carbonized beverage products were developed internally and contain the Cordyceps Militaris as a key ingredient. The products are currently being marketed directly to consumers in select cities in Jiangsu and Anhui Province through various distribution channels.

Second Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the second quarter of 2011, which resulted in continued growth in our revenues and net income.

The following are some financial highlights for the second quarter of 2011:

  Revenues: Our revenues were approximately $7.68 million for the second quarter of 2011, an increase of 40.8% from the same quarter of last year.
  Gross Margin: Gross margin was 77.4% for the second quarter of 2011, as compared to 83.7% for the same period in 2010.
  Operating Profit: Operating profit was approximately $4.67 million for the second quarter of 2011, an increase of 23.21% from $3.79 million of the same period last year.
  Net Income: Net income was approximately $3.90 million for the second quarter of 2011, an increase of 14.23% from the same period of last year.
  Fully diluted earnings per share was $0.24 for the second quarter of 2011.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Three Months Ended June 30,		Three Months Ended June 30,
	2011		2010
	In Thousands	As a	In Thousands	As a
		percentage of		percentage of
		revenues		revenues

Revenues	7,683	100%	5,458	100%
Cost of goods sold	(1,737)	(22.6)%	(888)	(16.3)%

Gross Profit	5,947	77.4%	4,570	83.7%

Selling expenses	(464)	(6.0)%	(233)	(4.3)%
General and administrative expenses	(814)	(10.6)%	(548)	(10.0)%
Income from operations	4,669	60.8%	3,789	69.4%
Other income and (expenses)
Interest income	67	0.9%	34	0.6%
Exchange gain (loss)	29	0.4%	(16)	(0.3)%
Change in fair value of warrants	437	5.7%	131	2.4%
Total other income (expenses)	533	6.9%	149	2.7%
Income before income tax	5,201	67.7%	3,938	72.2%
Provision for income tax	(1,300)	(16.9)%	(522)	(9.6)%
Net income	3,902	50.8%	3,416	62.6%

Revenues. Revenues increased approximately $2.23 million, or 40.8%, to approximately $7.68 million for three months ended June 30, 2011, from approximately $5.46 million for the same period in 2010. This increase was mainly attributable to the increase in demand for our core products, commercially cultivated Cordyceps Militaris and sales of our functional health beverage products which were launched in the fourth quarter of 2010.

Our business operations can be categorized into three segments based on the type of products we manufacture and sell, specifically (i) Chinese Golden Grass (Cordyceps Militaris), (ii) functional health beverages and (iii) organic and specialty food products. The following table illustrates the revenue from each of these three segments as well as the change of percentage for the periods indicated:

Sales Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30,		Percent
	2011	2010	Change
Components of Sales Revenue
Chinese Golden Grass (Cordyceps Militaris)	$6,070	$5,044	20.3%
Functional Health Beverages	1,131	-	-%
Organic and Specialty Food Products	482	414	16.2%
Total revenues	$7,683	$5,458	40.8%

Cost of Goods Sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor, subcontract manufacturing and production costs, and overhead. Our cost of goods sold increased by $0.85 million, or 95.5%, to approximately $1.74 million for the three months ended June 30, 2011 from approximately $0.89 million during the same period in 2010. This increase was mainly due to the increase in sales for the core products and increase in production costs associated with the functional health beverages products. As a percentage of revenues, the cost of goods sold increased to 22.6% for the three months ended June 30, 2011 from 16.3% during the same period in 2010. Such increase of cost of goods sold as a percentage of sales was mainly attributable to the increase in production costs associated with the functional health beverages that we launched at the end of 2010. Our functional health beverages generally have a lower margin than our China Golden Grass products as we outsource the production of the beverages to a third party bottler.

Gross Profit. Our gross profit increased by approximately $1.38 million, or 30.1%, to approximately $5.95 million for the three months ended June 30, 2011 from approximately $4.57 million during the same period in 2010. Gross profit as a percentage of revenues, or gross margin, was 77.4% for the three months ended June 30, 2011, a decrease of 7.5% from 83.7% during the same period in 2010. Such percentage decrease was mainly due to the increase in the sales of functional health beverages in the product mix which have a lower gross margin as compared to our commercially cultivated Cordyceps Militaris.

Selling Expenses. Our selling expenses include sales commissions, cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, and other sales related costs. Selling expenses increased approximately $0.23 million, or 98.9%, to approximately $0.46 million for the three months ended June 30, 2011 from approximately $0.23 million during the same period in 2010. As a percentage of revenues, selling expenses increased to 6.0% for the three months ended June 30, 2011 from 4.3% for the same period in 2010. The increase in the amount and percentage of selling expenses was mainly attributable to additional selling and marketing expenses incurred relating to rollout of our functional health beverages product line to additional distribution channels as well as costs associated with the opening of the Company’s specialty stores to sell our products.

General and Administrative Expense. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, depreciation charges for fixed assets, and professional fees paid to third parties. General and administrative expenses increased approximately $0.27 million, or 48.7%, to approximately $0.81 million for the three months ended June 30, 2011 from approximately $0.55 million for the same period in 2010. As a percentage of revenues, general and administrative expenses were 10.6% for the three months ended June 30, 2011 as compared to 10.0% for the same period of 2010. The increase in general and administrative expenses in dollar term was mainly attributable to the increase in remuneration payments to our CFO, independent directors and investor relations firm for services during the second quarter of 2011.

Income Before Income Tax. Income before income tax increased approximately $1.26 million, or 32.1%, to approximately $5.20 million during the three months ended June 30, 2011 from approximately $3.94 million during the same period in 2010. As a percentage of revenues, income before income tax decreased to 67.7% during the three months ended June 30, 2011 from 72.2% during the same period in 2010. The decrease in income before income tax as a percentage of revenues is mainly attributable to the increase in costs associated with production of our functional health beverages and increase in selling and general and administrative expenses, which outpaced the increase in our revenues during the three months ended June 30, 2011.

Income Taxes. Nutrastar International Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Nutrastar International Inc. had no income taxable in the United States for the three months ended June 30, 2011. New Resources was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes. Oriental Global was formed in Hong Kong and under the current laws of Hong Kong, is not subject to income taxes. Our PRC subsidiary and the VIEs are subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing regulations, both of which became effective on January 1, 2008.

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

Income tax increased approximately $0.78 million to approximately $1.30 million for the three months ended June 30, 2011 from approximately $0.52 million for the same period in 2010. Income tax expense for the three months ended June 30, 2011 increased because of the increase in sales, taxable income and income tax rate as described above.

Net Income. Net income increased by approximately $0.49 million, or 14.2% to approximately $3.90 million for the three months ended June 30, 2011 from approximately $3.42 million for the same period of 2010, as a result of the factors described above.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues
Revenues	13,480	100%	10,227	100%
Cost of goods sold	(3,106)	(23.0)%	(1,945)	(19.0)%
Gross Profit	10,373	77.0%	8,282	81.0%
Selling expenses	(874)	(6.5)%	(405)	(4.0)%
General and administrative expenses	(1,335)	(9.9)%	(978)	(9.6)%
Income from operations	8,163	60.6%	6,899	67.5%
Other income and (expenses)
Interest income	107	0.8%	67	0.7%
Exchange gain (loss)	52	0.4%	(15)	(0.1)%
Change in fair value of warrants	829	6.2%	131	1.3%
Total other income (expenses)	988	7.3%	183	1.8%
Income before income tax	9,151	67.9%	7,082	69.2%
Provision for income tax	(2,242)	(16.6)%	(945)	(9.2)%
Net income	6,909	51.3%	6,137	60.0%

Revenues. Revenues increased approximately $3.25 million, or 31.8%, to approximately $13.48 million for the six months ended June 30, 2011, from approximately $10.23 million for the same period in 2010. This increase was mainly attributable to the increase in demand for our core products, commercially cultivated Cordyceps Militaris and sales of our functional health beverage products which were launched in the fourth quarter of 2010.

The following table illustrates the revenue from each of our three segments of products as well as the change of percentage for the periods indicated:

Sales Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended June 30,		Percent
	2011	2010	Change
Components of Sales Revenue
Chinese Golden Grass (Cordyceps Militaris)	$11,153	$9,309	19.8%
Functional Health Beverages	1,362	-	-%
Organic and Specialty Food Products	965	918	5.1%
Total revenues	$13,480	$10,227	31.8%

Cost of Goods Sold. Our cost of goods sold increased by $1.16 million, or 59.7%, to approximately $3.11 million for the six months ended June 30, 2011 from approximately $1.95 million during the same period in 2010. This increase was mainly due to the significant increase in sales for the core products, commercially cultivated Cordyceps Militaris and increase in production costs associated with the functional health beverages products. As a percentage of revenues, the cost of goods sold increased to 23.0% for the six months ended June 30, 2011 from 19.0% during the same period in 2010. Such increase of cost of goods sold as a percentage of sales was mainly attributable to the increase in production costs associated with the functional health beverages that we launched at the end of 2010. Our functional health beverages generally have a lower margin than our China Golden Grass products as we outsource the production of the beverages to a third party bottler.

Gross Profit. Our gross profit increased by approximately $2.09 million, or 25.3%, to approximately $10.37 million for the six months ended June 30, 2011 from approximately $8.28 million during the same period in 2010. Gross profit as a percentage of revenues, or gross margin, was 77.0% for the six months ended June 30, 2011, a decrease of 4.9% from 81.0% during the same period in 2010. Such percentage decrease was mainly due to the increase in the sales of functional health beverages in the product mix which have a lower gross margin as compared to our commercially cultivated Cordyceps Militaris.

Selling Expenses. Selling expenses increased approximately $0.47 million, or 115.7%, to approximately $0.87 million for the six months ended June 30, 2011 from approximately $0.41 million during the same period in 2010. As a percentage of revenues, selling expenses increased to 6.5% for the six months ended June 30, 2011 from 4.0% for the same period in 2010. The increase in the amount and percentage of selling expenses was mainly attributable to the increase in selling and marketing expenses incurred relating to the rollout of the functional health beverages to additional distribution channels and cost associated with opening of the Company’s specialty stores to sell our products.

General and Administrative Expense. General and administrative expenses increased approximately $0.36 million, or 36.7%, to approximately $1.34 million for the six months ended June 30, 2011 from approximately $0.98 million for the same period in 2010. As a percentage of revenues, general and administrative expenses increased to 9.9% for the six months ended June 30, 2011 from 9.6% for the same period in 2010. The increase in the amount and percentage of general and administrative expenses was mainly attributable to the increase in remuneration payment to our CFO, independent directors and investor relations firm for services during the six months ended June 30, 2011.

Income Before Income Tax. Income before income tax increased approximately $2.07 million, or 29.2%, to approximately $9.15million during the six months ended June 30, 2011 from approximately $7.08 million during the same period in 2010. As a percentage of revenues, income before income tax decreased to 67.9% during the six months ended June 30, 2011 from 69.2% during the same period in 2010. The decrease in income before income tax as a percentage of revenue is mainly attributable to increase in production costs for our functional health beverages product line and the increase in selling and general and administrative expenses, which outpaced the increase in our revenues during the six months ended June 30, 2011.

Income Taxes. Income tax increased approximately $1.30 million to approximately $2.24 million for the six months ended June 30, 2011 from approximately $0.95 million for the same period in 2010. We paid more tax for the six months ended June 30, 2011 because of the increase in sales and taxable income as well as the increase in effective tax rates for the six months ended June 30, 2011 compared to 2010 due to the expiration of the tax holidays on December 31, 2010.

Net Income. Net income increased by approximately $0.77 million, or 12.6% to approximately $6.91 million for the six months ended June 30, 2011 from approximately $6.14 million for the same period of 2010, as a result of the factors described above.

Business Segment Information

Our business operations can be categorized into three segments based on the type of products we manufacture and sell, specifically (i) Chinese Golden Grass (Cordyceps Militaris), (ii) functional health beverages and (iii) organic and specialty food products.

For the six months ended June 30, 2011, our sales revenue from our Cordyceps Militaris was approximately $11.15 million, while approximately $1.36 million came from sales of functional health beverages and approximately $0.96 million came from sales of organic and specialty food products.

We grow and sell our Cordyceps Militaris products as well as manufacture and distribute our functional health beverages through Daqing Shuaiyi. Harbin Shuaiyi is mainly engaged in the business of selling our organic and specialty food products.

We expect that majority of our revenue for 2011 will still be generated from our Cordyceps Militaris products, with an increase in percentage of revenue coming from the functional health beverages as we are expanding our distribution channel of such products. We also expect to increase our business development activities in the organic and specialty food products on a going forward basis. We also expect that sales and marketing related costs associated with branding, marketing and advertising of the functional health beverages will increase as a percentage of revenue.

Additional information regarding our products can be found at Note 19, Segment Information in our unaudited condensed consolidated financial statements contained under Part I, Item I “FINANCIAL STATEMENTS” above.

Liquidity and Capital Resources

General

As of June 30, 2011, we had cash and cash equivalents (excluding restricted cash) of approximately $45.82 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows
(All amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$6,001	$6,411
Net cash (used in) investing activities	(1,950)	(8)
Net cash provided by financing activities	93	5,570
Foreign currency translation adjustment	914	173
Net cash flow	$5,058	$12,146

Operating Activities

Net cash provided by operating activities was approximately $6.00 million for the six-month period ended June 30, 2011, which is a decrease of approximately $0.41 million from approximately $6.41 million net cash provided by operating activities for the same period of 2010. The decrease in cash provided by operating activities was mainly attributable to increase in inventory balances as of June 30, 2011.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash used in investing activities for the six-month period ended June 30, 2011 was approximately $1.95 million, which is an increase of approximately $1.94 million from net cash used in investing activities of approximately $0.01 million for the same period of 2010. The increase in cash used in investing activities was mainly due to the $1.95 million cost in connection with the purchase of a new corporate headquarter facility in Harbin during the second quarter 2011. The Company plans to renovate the facility in the second half of 2011 and move its headquarters to this new facility upon completion of the renovation.

Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2011 was approximately $0.09 million, which is a decrease of approximately $5.48 million from approximately $5.57 million net cash provided by financing activities for the same period of 2010. The decrease in cash provided by financing activities was mainly due to the net proceeds of approximately $5.48 million from the capital raising in June 2010. On June 7 and June 28, 2010, we consummated two closings of a private placement transaction and issued in aggregate 197,700 units at a purchase price of $28.56 per unit for gross proceeds of approximately $5.65 million.

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

Seasonality

Our operating results and operating cash flows historically have not been subject to material seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

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

Other critical accounting policies include:

  Use of estimates – The preparation of these financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions.

  Cash and cash equivalents – Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents.

  Accounts receivable – Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and provides allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

  Inventories – Inventories are stated at the lower of cost, determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management will write down the inventories to market value if it is below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

  Derivative financial instruments – The Company evaluates all its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported in the consolidated statements of income. For stock-based derivative financial instruments, the Company uses Monte-Carlo simulation methods to value the derivative instruments at inception and on subsequent valuation dates.

  Property, plant and equipment – Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of property, plant and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life
(In years)
Buildings	20-40
Machinery and motor vehicles	5-10
Office equipment	5
  Intangible assets – The Company’s intangible assets include a ten-year exclusive right to use a secret process and computer software. The Company’s amortization policy on intangible assets is as follows:
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

  Impairment of long-lived assets – The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups.

  Revenue recognition – Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales revenue is recognized net of value added and sales related taxes, sales discounts and returns at the time when the merchandise is delivered to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not recorded an allowance for estimated sales returns.

  Share-based payments – The Company accounts for share-based compensation awards to employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period.
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

  Income taxes – The Company is subject to income taxes in the United States and other foreign jurisdictions where it operates. The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. FASB ASC Topic 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

  Research and development costs – Research and development costs are expensed as incurred, and are charged to general and administrative expenses.

  Advertising costs - The Company expenses all advertising costs as incurred.

  Shipping and handling costs – Substantially all costs of shipping and handling of products to customers are included in selling expense.

  Foreign currency – The Company uses the United States dollars (“US Dollar” or “US$” or “$”) for financial reporting purposes. The PRC subsidiaries and VIEs within the Company maintain their books and records in their functional currency, Chinese Renminbi (“RMB”), being the lawful currency in the PRC. Assets and liabilities of the PRC subsidiaries and VIEs are translated from RMB into US Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statement of operations are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:-

	June 30, 2011	December 31, 2010
Balance sheet items, except for equity accounts	US$1=RMB 6.4716	US$1=RMB6.6227

	Three months ended June 30,
	2011	2010
Items in the statements of income and cash flows	US$1=RMB 6.5011	US$1=RMB 6.8235

	Six months ended June 30,
	2011	2010
Items in the statements of income and cash flows	US$1=RMB 6.5411	US$1=RMB 6.8252

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

New accounting pronouncement to be adopted

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

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs. The amendments in this update intend to converge requirements for how to measure fair value and for disclosing information about fair value measurements in US GAAP with International Financial Reporting Standards. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions in ASU 2011-04 will have no material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update require (i) that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (the current option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity is eliminated); and (ii) presentation of reclassification adjustments from OCI to net income on the face of the financial statements. For public entities, the amendments in this ASU are effective for years, and interim periods within those years, beginning after December 15, 2011. The amendments in this update should be applied retrospectively. Early adoption is permitted. The adoption of the provisions in ASU 2011-05 will have no material impact on the Company’s consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lianyun Han and Mr. Robert Tick, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Lianyun Han and Mr. Robert Tick concluded that as of June 30, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended June 30, 2011 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION.

On April 15, 2011, the Company’s VIE Entity, Heilongjiang Shuaiyi New Energy Development Co., Ltd. (“Heilongjiang Shuaiyi”) entered into an asset transfer agreement (the “Transfer Agreement”) with Ms. Lianyun Han, the Company’s CEO and President. Pursuant to the Transfer Agreement, Heilongjiang Shuiayi acquired an office building located at 54-1 Ganshui Road, Xiangfang District, Harbin, with a construction area of 1,854.1 square meters, from Ms. Han for a purchase price (including other incidental costs) of RMB 12.75 million (approximately $1.95 million) which was fully paid in April 2011. The purchase price was determined based on a real property valuation report issued by an independent appraisal firm, Harbin Guoxin Real Estate Appraisal and Consulting Co., Limited. The Company believes the terms obtained and consideration paid in connection with this transaction were comparable to terms available and the amounts that would be paid in an arm’s-length transaction.

The description of the Transfer Agreement above is a summary only and is qualified in its entirety by the terms of the Transfer Agreement, an English translation of such agreement is attached hereto as exhibit 10.1, and is hereby incorporated by reference. We intend to use this office building as the Company’s new headquarters after the completion of the renovation of the building by the end of 2011.

ITEM 6. EXHIBITS.

EXHIBITS.

10.1	Asset Transfer Agreement, by and between Heilongjiang Shuaiyi New Energy Development Co., Ltd. and Lianyun Han, dated April 15, 2011.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from The Nutrastar International Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 12, 2011

NUTRASTAR INTERNATIONAL INC.

By: /s/ Lianyun Han
-------------------------------------
Lianyun Han
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Robert Tick
-------------------------------------
Robert Tick
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Asset Transfer Agreement, by and between Heilongjiang Shuaiyi New Energy Development Co., Ltd. and Lianyun Han, dated April 15, 2011.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from The Nutrastar International Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.