Form 10-Q
period 2011-09-30
Nutrastar International Inc.
filed 2011-11-10
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]       No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 8, 2011 is as follows:

Class of Securities	Shares Outstanding
Common stock, $0.001 par value	14,940,131

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Income and Comprehensive Income	3
Condensed Consolidated Statements of Stockholders’ Equity	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6–35

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

	September 30,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$47,975,656	$40,758,848
Restricted cash	52,215	193,075
Accounts receivable	197,914	261,223
Inventories	1,674,851	867,761
Prepayments and other receivables	1,037,467	289,502
Total current assets	50,938,103	42,370,409
OTHER ASSETS
Intangible assets, net	2,125,468	2,379,435
Property, plant and equipment, net	12,238,646	10,248,989
Construction in process	4,821,997	-

Total assets	$70,124,214	$54,998,833

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,285	$125,843
Other payables and accruals	917,331	746,643
Taxes payable	2,170,883	696,519
Due to related parties	70,491	51,339
Preferred stock dividend payable	408,553	181,181
Warrants liabilities	168,394	1,198,273
Total current liabilities	3,741,937	2,999,798

Total liabilities	3,741,937	2,999,798

COMMITMENTS AND CONTINGENCIES (Note 19)

STOCKHOLDERS’ EQUITY

Preferred Stock, $0.001 par value, Authorized –1,000,000 shares (2010: 1,000,000 shares); Issued and outstanding 147,820 shares (2010:197,706 shares); aggregate liquidation preference amount: $4,138,960 and $5,535,768, plus accrued but unpaid dividend of $408,553 and $181,181, at September 30, 2011 and December 31, 2010, respectively	3,371,206	4,508,914
Common stock, $0.001 par value, 190,000,000 shares authorized 14,940,131 shares (2010: 14,332,731 shares) issued and outstanding	14,940	14,333
Additional paid-in capital	17,116,536	15,541,207
Statutory reserves	1,354,074	1,348,071
Retained earnings	39,917,754	28,326,896
Accumulated other comprehensive income	4,607,767	2,259,614
Total stockholders’ equity	66,382,277	51,999,035

Total liabilities and stockholders’ equity	$70,124,214	$54,998,833

See accompanying notes to condensed consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenue	$9,558,282	$6,461,523	$23,037,815	$16,688,070
Cost of goods sold	(2,193,504)	(1,177,739)	(5,299,920)	(3,122,669)
Gross profit	7,364,778	5,283,784	17,737,895	13,565,401
Selling expenses	(336,876)	(305,151)	(1,210,687)	(710,179)
General and administrative expenses	(595,599)	(545,533)	(1,931,016)	(1,522,650)
Income from operations	6,432,303	4,433,100	14,596,192	11,332,572
Other income (expenses):
Interest income	23,995	24,971	130,590	91,767
Foreign exchange differences	(12,504)	(88,023)	39,281	(103,292)
Change in fair value of warrants	200,754	302,113	1,029,879	433,201
Total other income	212,245	239,061	1,199,750	421,676
Income before income tax	6,644,548	4,672,161	15,795,942	11,754,248
Provision for income tax	(1,664,065)	(605,967)	(3,906,071)	(1,551,351)
Net income	4,980,483	4,066,194	11,889,871	10,202,897
Other comprehensive income:
Foreign currency translation adjustment	1,121,422	541,692	2,348,153	719,779
Total comprehensive income	$6,101,905	$4,607,886	$14,238,024	$10,922,676
Earnings per share:
Basic	$0.33	$0.28	$0.79	$0.58
Diluted	$0.30	$0.25	$0.73	$0.58
Weighted average number of shares outstanding:
Basic	14,915,588	14,332,731	14,732,517	14,326,138
Diluted	16,516,910	16,435,334	16,322,356	14,383,936

See accompanying notes to condensed consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLARS)

								Accumulated
	Preferred Stock		Common Stock		Additional			Other
	Number		Number		Paid-in	Statutory	Retained	Comprehensive
	of Shares	Amount	of Shares	Amount	Capital	Reserves	Earnings	Income	Total
Balance at January 1, 2011	197,706	$4,508,914	14,332,731	$14,333	$15,541,207	$1,348,071	$28,326,896	$2,259,614	$51,999,035
Net income	-	-	-	-	-	-	11,889,871	-	11,889,871
Foreign currency translation adjustment	-	-	-	-	-	-	-	2,348,153	2,348,153
Preferred stock converted into common stock	(49,886)	(1,137,708)	498,860	498	1,137,210	-	-	-	-
Preferred stock dividend converted into common stock	-	-	23,540	24	65,614	-	-	-	65,638
Preferred stock dividend	-	-	-	-	-	-	(293,010)	-	(293,010)
Appropriation of statutory reserves	-	-	-	-	-	6,003	(6,003)	-	-
Restricted stock unit vesting	-	-	85,000	85	(85)	-	-	-	-
Share-based compensation payment	-	-	-	-	351,515	-	-	-	351,515
Issuance of restricted shares to consultant	-	-	-	-	21,075	-	-	-	21,075
At September 30, 2011 (Unaudited)	147,820	$3,371,206	14,940,131	$14,940	$17,116,536	$1,354,074	$39,917,754	$4,607,767	$66,382,277

See accompanying notes to condensed consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Nine Months
	Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,889,871	$10,202,897
Adjustments to reconcile net income to cash provided by operating activities:
Change in fair value of warrants	(1,029,879)	(433,201)
IR warrants and consultant restricted stock expense	58,340	29,812
Share-based compensation expense	351,515	143,014
Depreciation and amortization	842,198	761,512
(Increase) decrease in assets:
Accounts receivable	72,686	(168,972)
Inventories	(753,612)	(130,463)
Prepayments and other receivables	(762,258)	(23,607)
Increase (decrease) in liabilities:
Accounts payable	(122,121)	117,579
Other payables and accruals	139,029	(4,862)
Taxes payable	1,413,299	195,172
Net cash provided by operating activities	12,099,068	10,688,881

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,019,305)	(9,984)
Addition to construction in progress	(4,716,169)	-
Net cash used in investing activities	(6,735,474)	(9,984)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	-	5,483,919
Decrease (increase) in restricted cash	140,860	(231,025)
Repayment of payables for intangible assets	-	(881,459)
Repayments to related parties	-	(41,966)
Net cash provided by financing activities	140,860	4,329,469

Foreign currency translation adjustment	1,712,354	691,638
INCREASE IN CASH AND CASH EQUIVALENTS	7,216,808	15,700,004
CASH AND CASH EQUIVALENTS, at the beginning of the period	40,758,848	20,115,677
CASH AND CASH EQUIVALENTS, at the end of the period	$47,975,656	$35,815,681
NON-CASH ACTIVITIES:
Preferred stock and dividend converted into common stock	$1,203,346	$-
Preferred stock dividend payable	65,614	97,464
Share-based payment – IR warrants and consultant restricted stock	58,340	-
Share-based payments to officer and directors under equity incentive plan	351,515	$143,014
SUPPLEMENTAL DISCLOSURE INFORMATION
Income taxes paid	$2,475,207	$1,540,789

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

On May 19, 2009, the Company filed Amended and Restated Articles of Incorporation with the State of Nevada to amend the Company’s Articles of Incorporation to, among other things, (1) change the name of the Company from “YzApp International Inc.” to “Shuaiyi International New Resources Development Inc.” (2) increase the total number of shares of common stock that the Company has the authority to issue from 50,000,000 to 190,000,000 shares and (3) effect a one for 114.59 reverse split of the Company’s outstanding common stock. The detailed description of the amendment was provided in the Company’s Form 8-K filed on May 26, 2009.

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

In connection with the Equity Transfer, the Shuaiyi Founders, the Company’s indirectly wholly-owned Chinese subsidiary incorporated on July 13, 2010, Harbin Baixin Biotech Development Co., Ltd. (“Harbin Baixin”) and Heilongjiang Shuaiyi entered into the following commercial arrangements (the “Contractual Arrangement” and together with the Equity Transfer, the “Restructuring”), pursuant to which the Company has contractual rights to control and operate the businesses of Heilongjiang Shuaiyi and Heilongjiang Shuaiyi’s two wholly-owned Chinese subsidiaries, Daqing Shuaiyi Biotech Co., Ltd. (“Daqing Shuaiyi”) and Harbin Shuaiyi Green & Specialty Food Trading LLC (“Harbin Shuaiyi” and together with Heilongjiang Shuaiyi and Daqing Shuaiyi, the “VIEs”):

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1                DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

As of September 30, 2011, details of the subsidiaries and affiliates of the Company are as follows:

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2                SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Basis of presentation

These interim condensed consolidated financial statements are unaudited. In the opinion of management, all material adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The (a) condensed consolidated balance sheet as of December 31, 2010, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2010.

Principle of consolidation

The accompanying condensed consolidated financial statements include the financial statements of Nutrastar and its wholly owned subsidiaries, New Resources, Oriental Global and Harbin Baixin, and its VIEs Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi. All significant inter-company balances or transactions have been eliminated on consolidation.

The Company has evaluated the relationship with Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi and based on the result of the evaluation, believes that these entities are variable interest entities and that it is the primary beneficiary of these entities. Consequently, the Company has included the results of operations of these variable interest entities in the condensed consolidated financial statements. The Company’s relationships with Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi are governed by a series of contractual arrangements. Under PRC laws, Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi are independent legal persons and none of them is exposed to liabilities incurred by the other parties.

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

Use of estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments and warrants granted.

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

Construction in progress

Construction in progress includes direct costs of construction of buildings, equipment and other assets. Interest incurred during the period of construction, if material, is capitalized. Construction in progress is not depreciated until such time as the assets are completed and put into service.

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

Research and development costs

Research and development costs are expensed as incurred, and are charged to general and administrative expenses. Research and development costs were $111,377 and $45,087 for the nine months ended September 30, 2011 and 2010, respectively, and $56,110 and $15,110 for the three months ended September 30, 2011 and 2010, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were $66,159 and $38,416 for the nine months ended September 30, 2011 and 2010, respectively, and $6,690 and $15,355 for the three months ended September 30, 2011 and 2010, respectively.

Shipping and handling costs

Substantially all costs of shipping and handling of products to customers are included in selling expense. Shipping and handling costs for the nine months ended September 30, 2011 and 2010 were insignificant.

Foreign currency

The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes. The PRC subsidiaries and VIEs within the Company maintain their books and records in their functional currency, Chinese Renminbi (“RMB”), being the lawful currency in the PRC. Assets and liabilities of the PRC subsidiaries and VIEs are translated from RMB into US Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	September 30, 2011	December 31, 2010
Balance sheet items, except for equity accounts	US$1=RMB 6.3549	US$1=RMB 6.6227

	Three months ended September 30,
	2011	2010
Items in the statements of income and cash flows	US$1=RMB 6.4176	US$1=RMB 6.7725

	Nine months ended September 30,
	2011	2010
Items in the statements of income and cash flows	US$1=RMB 6.4975	US$1=RMB 6.8069

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2                SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Foreign currency (Continued)

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

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update require (i) that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (the current option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity is eliminated) and (ii) presentation of reclassification adjustments from OCI to net income on the face of the financial statements. For public entities, the amendments in this ASU are effective for years, and interim periods within those years, beginning after December 15, 2011. The amendments in this update should be applied retrospectively. Early adoption is permitted. The adoption of the provisions in ASU 2011-05 will have no material impact on the Company’s consolidated financial statements.

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	September 30,	December 31,
				2011	2010

Liabilities:
Derivative instruments	$—	$168,394	$—	$168,394	$1,198,273
– Warrants
Total	$—	$168,394	$—	$168,394	$1,198,273

The carrying values of cash and cash equivalents, trade and other receivables and payables approximate their fair values due to the short maturities of these instruments.

There was no asset or liability measured at fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4                RESTRICTED CASH

As of September 30, 2011, $52,215 in total was held in escrow according to the agreements in connection with the private placements consummated in September 2010, which is further disclosed in Note 12.

Restricted cash consisted of the following:

	September 30,	December 31,
	2011	2010

Restricted cash - compensation for Chief Financial Officer	$52,215 $	193,075

NOTE 5                ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	September 30,	December 31,
	2011	2010

Accounts receivable	$197,914	$261,223
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$197,914	$261,223

No allowance was deemed necessary as of September 30, 2011 and December 31, 2010.

NOTE 6                INVENTORIES

Inventories by major categories are summarized as follows:

	September 30,	December 31,
	2011	2010

Raw materials	$237,856	$338,415
Work in progress	409,672	363,240
Finished goods	1,027,323	166,106

Total	$1,674,851	$867,761

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7              PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	September 30,	December 31,
	2011	2010

Prepayments for raw material purchasing	$1,025,980	$-
Other prepayments	-	78,932
Other receivables, net of $nil allowance	11,487	210,570

	$1,037,467	$289,502

NOTE 8              INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	September 30,	December 31,
	2011	2010

Computer software, cost	$1,563	$1,499
Exclusive right to use a secret process, cost	4,722,662	4,531,694
Less: Accumulated amortization	(2,598,757)	(2,153,758)

	$2,125,468	$2,379,435

In April 2006, the Company purchased from a third party a ten-year exclusive right to use a secret process and method in the cultivation and growing of Chinese Golden Grass, which is widely used for traditional Chinese medicine, for a cash consideration of RMB30,000,000, payable over five years. The exclusive right is amortized over its term of ten years using the straight-line method.

Amortization expense was $346,463 and $330,715 for the nine months ended September 30, 2011 and 2010, and $117,027 and $110,830 for the three months ended September 30, 2011 and 2010, respectively. The estimated expense of the intangible assets over each of the next five years will be:-

Remainder of fiscal 2011	$115,488
Fiscal 2012	461,950
Fiscal 2013	461,950
Fiscal 2014	461,950
Fiscal 2015	461,950
Fiscal 2016	162,180

$2,125,468

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9                PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30,	December 31,
	2011	2010
Cost:
Buildings	$14,592,470	$12,075,666
Office equipment	28,027	25,732
Machinery	132,220	126,873
Motor vehicles	114,405	56,543
Total cost	14,867,122	12,284,814
Less: Accumulated depreciation	(2,628,476)	(2,035,825)
Net book value	$12,238,646	$10,248,989

Depreciation expense was $495,735 and $430,797 for the nine months ended September 30, 2011 and 2010, and $178,619 and $144,557 for the three months ended September 30, 2011 and 2010, respectively.

NOTE 10              CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:

	September 30,	December 31,
	2011	2010
Construction of:
Buildings (green houses)	$4,821,997	$-
	$4,821,997	$-

NOTE 11              OTHER PAYABLES, ACCRUALS AND TAXES PAYABLE

Other payables and accruals consisted of the following:

	September 30,	December 31,
	2011	2010
Accrued staff costs	$814,792	$627,791
Other payables	102,539	118,852
	$917,331	$746,643

Taxes payable consisted of the following:

	September 30,	December 31,
	2011	2010
Value added tax	$438,282	$349,585
Income tax	1,686,023	214,033
Others	46,578	132,901
	$2,170,883	$696,519

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12               STOCKHOLDERS’ EQUITY

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

On August 24, 2011, the Board of Directors of the Company authorized a repurchase of up to $5 million of the Company’s common stock over twelve months (the “Repurchase Program”). In connection with the adoption of the Repurchase Program, the Company entered into an agreement (“Amendment No. 1”) with the investors to amend the Securities Purchase Agreement. Specifically, under Amendment No. 1, the Company may use the proceeds for general corporate and working capital purposes and acquisition of assets, businesses or operations or for other purposes that the Board of Directors in good faith deems to be in the best interest of the Company, including the repurchase or redemption of shares of the Company’s capital stock.

Also on August 24, 2011, the Company entered into a lock up agreement with the investors, pursuant to which the investors agreed not to sell, transfer or dispose of, directly or indirectly, any shares of Company common stock or any securities convertible into or exercisable or exchangeable for shares of Company common stock that it beneficially owns without a prior written consent of the Company for a period of six months.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12               STOCKHOLDERS’ EQUITY (CONTINUED)

Escrow Agreement

In connection with the Securities Purchase Agreement, the Company entered into an escrow agreement (the "Escrow Agreement") pursuant to which the parties agreed to deposit the investment amount received from the investors into escrow to be released upon the occurrence of the events set forth in the Escrow Agreement. In addition, the Company agreed that $100,000 out of the investment amount will remain in escrow and will be disbursed to an investor relations firm hired by the Company, all of which was released to the investor relations firm during the third quarter of 2010. The Company also agreed that an additional $250,000 will remain in escrow and will be used as compensation for the Chief Financial Officer of the Company, of which $140,860 had been released in the nine months ended September 30, 2011 and the remainder will be released from escrow as the compensation is paid (See Note 4).

Allocation of Proceeds in the Private Placement

The guidance provided in ASC 470-20-30-5 has been applied to the amount allocated to the convertible Series A Preferred Stock, and the effective conversion price has been used, to measure the intrinsic value, if any, of the embedded conversion option. The fair value of the embedded conversion features of the Series A Preferred Stock of $ 1,143,198 and $ 644,532 were calculated using the intrinsic value model in accordance with the guidance provided in ASC Topic 470-20-30-6 (formerly EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”) and limited to the amount of the proceeds allocated to the convertible instrument on June 7, 2010 and June 28, 2010, respectively. The intrinsic value of the beneficial conversion feature was calculated by comparing the effective conversion price, which was determined based on the proceeds from the private placement allocated to the convertible Series A Preferred Stock, and the market price of the Company’s common stock of $3.20 and $3.16 on June 7, 2010 and June 28, 2010, respectively. The fair value of $1,143,198 and $644,532 of the beneficial conversion feature has been recognized as a reduction to the carrying amount of the convertible Series A Preferred Stock and an addition to paid-in capital.

The following table sets out the allocation of the proceeds from the Private Placement:

Proceeds of the private placement on June 7, 2010	$3,524,342
Allocation of proceeds to Series C Warrants to investors	(718,698)
Allocation of proceeds to beneficial conversion feature	(1,143,198)
Amortization of discount resulting from the accounting for a beneficial conversion feature	1,143,198
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	$2,805,644
Preferred stock converted into common stock	(85,546)
Convertible Series A Preferred Stock at September 30, 2011	$2,720,098

Proceeds of the private placement on June 28, 2010	$2,121,938
Allocation of proceeds to Series C Warrants to investors	(418,668)
Allocation of proceeds to beneficial conversion feature	(644,532)
Amortization of discount resulting from the accounting for a beneficial conversion feature	644,532
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	$1,703,270
Preferred stock converted into common stock	(1,052,162)
Convertible Series A Preferred Stock at September 30, 2011	$651,108

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12               STOCKHOLDERS’ EQUITY (CONTINUED)

Allocation of Proceeds in the Private Placement (continued)

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

On May 27, 2010, the Company created, from the authorized but unissued shares of its preferred stock, a series of preferred stock consisting of 300,000 shares and has designated this series of preferred stock as the Series A Preferred Stock of which the Company issued 197,706 shares upon the closings of the private placement in 2010.

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

Mandatory Conversion: All outstanding shares of the Series A Preferred Stock will automatically convert to shares of Common Stock, subject to the conversion restrictions set forth in the Certificate of Designation (the "Mandatory Conversion"), at the earlier to occur of (i) the Company’s shares of Common Stock are listed on the New York Stock Exchange, the NYSE Amex, the NASDAQ Global Market, the NASDAQ Global Select Market or the NASDAQ Capital Market (each, a "National Stock Exchange") and the registration statement on Form S-1 or such other appropriate form promulgated by the SEC registering the Common Stock underlying the Securities pursuant to the Securities Purchase Agreement is declared effective by the Commission, and (ii) 12 months from the date that the Company’s shares of Common Stock are first listed on a National Stock Exchange.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12               STOCKHOLDERS’ EQUITY (CONTINUED)

Preferred Stock (continued)

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12               STOCKHOLDERS’ EQUITY (CONTINUED)

Accounting for Series A Preferred Stock (continued)

During the nine months ended September 30, 2011, 49,886 shares of Series A Preferred Stock were converted into 498,860 shares of common stock at a 1 for 10 ratio. In addition, during the nine months ended September 30, 2011, 23,540 shares of common stock were issued to the investors as settlement of stock dividends of $65,638.

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

Accounting for Series A, Series B and Series C Warrants

Series A and Series B Warrants issued to certain investors to purchase 500,000 shares of the Company’s common stock remained outstanding at September 30, 2011 had a term of three years and exercise prices of $3.25 and $4.00 per share, respectively. These warrants contain standard anti-dilution provisions for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction. Because these warrants do not contain any contingent exercise provisions and their settlement amount will equal the difference between the fair value of a fixed number of the Company’s equity shares and a fixed strike price, these warrants, which are freestanding instruments, qualify for the scope exception under the guidance provided in ASC 815-40-15-5 through 815-40-15-8, and are considered indexed to the Company’s own stock. Accordingly, Series A and Series B Warrants have been classified as equity.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12               STOCKHOLDERS’ EQUITY (CONTINUED)

Accounting for Series A, Series B and Series C Warrants (continued)

As of September 30, 2011, the fair value of these outstanding Series C Warrants was determined to be $168,394, accordingly, the Company recorded $1,029,879 and $200,754 in other income related to the change in the fair value of the Series C Warrants in the nine months and three months ended September 30, 2011, respectively; and $433,201 and $302,113 in the nine months and three months ended September 30, 2010, respectively. There is no cash flow impact for the warrant liability until the Series C Warrants are exercised.

The following table presents a reconciliation of the warrant liabilities measured at fair value on a recurring basis using Level 2 from January 1, 2010 to September 30, 2011:

Warrant liabilities
Balance at January 1, 2010	$-
Issuance of warrants	1,182,860
Change in fair value included in earnings	15,413
Balance at December 31, 2010	$1,198,273
Change in fair value included in earnings	(1,029,879)
Balance at September 30, 2011	$168,394

IR Warrants

On May 27, 2010, the Company entered into an investor relations agreement with a consultant in which the consultant would provide certain consulting services to the Company for a term of one year. In exchange for the consulting services provided, the consultant should receive (i) a cash fee of $100,000 and (ii) 100,000 warrants (the “IR Warrants”) at an exercise price of $3.80 and a term of three years from issuance date. The above 100,000 IR Warrants were issued on July 1, 2010. The grant date fair value of these IR warrants was estimated at $89,435 using Black-Scholes valuation model and $37,265 and $nil was charged as general and administrative expenses during the nine months and three months ended September 30, 2011, respectively, and $52,170 and $ 22,359 in the nine months and three months ended September 30, 2010, respectively.

Warrants issued and outstanding at September 30, 2011, and changes during the nine months then ended, are as follows:

		Weighted	Average
	Number of	Average	Remaining
	underlying	Exercise	Contractual Life
	shares	Price	(years)
Outstanding at December 31, 2010	1,588,501	$3.50	2.29
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-
Outstanding at September 30, 2011	1,588,501	$3.50	1.54

Exercisable at September 30, 2011	1,588,501	$3.50	1.54

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12               STOCKHOLDERS’ EQUITY (CONTINUED)

On August 24, 2011, the Board of Directors approved a share repurchase program of up to $5 million of the Company’s common stock, pursuant to which the Company was authorized to repurchase its outstanding common stock from time to time, depending on market conditions, share price and other factors, on the open market or in privately negotiated transactions. Repurchased shares may be retired immediately and will resume the status of authorized but unissued shares or they may be held by the Company as treasury stock. The repurchase authorization was for twelve months and may be modified, suspended, or discontinued by the Board of Directors at any time. During the three and nine months ended September 30, 2011, the Company has not purchased any share.

On August 24, 2011, the Company also entered into a lock up agreement with ARC China (the Company and ARC China, which currently owns a majority of securities issued), pursuant to which ARC China agreed not to sell, transfer or dispose of, directly or indirectly, any shares of Company common stock or any securities convertible into or exercisable or exchangeable for shares of Company common stock that it beneficially owns without a prior written consent of the Company for a period of six months.

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

NOTE 14               SHARE-BASED COMPENSATION

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14               SHARE-BASED COMPENSATION (CONTINUED)

Stock options granted to CFO (continued)

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

Summary of options issued and outstanding at September 30, 2011 and the movements during the nine months then ended are as follows:

Weighted-
	Number of	Average	Aggregate	Weighted- Average
	Underlying	Exercise Price	Intrinsic	Contractual Life
	Shares	Per Share	Value (1)	Remaining in Years

Outstanding at December 31, 2010	150,000	$6.00	$-	5.00
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2011 (Unaudited)	150,000	$3.50	$-	4.29

Exercisable at September 30, 2011 (Unaudited)	37,500	$3.50	$-	-

(1)	The market value of the Company’s common stock at September 30, 2011 was $2.03. The outstanding options to Mr. Tick had no intrinsic value at September 30, 2011.

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Also in accordance with ASC Topic 718, incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. Accordingly, the Company recognized compensation expense of $47,780 and $22,123 in relation to the options granted to the CFO for the nine months and three months ended September 30, 2011, respectively and $5,472 and $5,472 in the nine months and three months ended September 30, 2010, respectively.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14               SHARE-BASED COMPENSATION (CONTINUED)

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

Accordingly, the Company recognized compensation expense of $113,750 and $38,333, related to the restricted shares granted to Mr. Tick for the nine months and three months ended September 30, 2011, respectively, and $31,667 and $31,667 in the nine months and three months ended September 30, 2010, respectively, based on the estimated grant-date fair value of the Company’s common stock of $3.00.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14               SHARE-BASED COMPENSATION (CONTINUED)

Restricted shares granted to independent directors (continued)

On August 11, 2011, the Company entered into a restricted shares grant agreement with Mr. Kurtzig, whereby the Company agreed to grant, under the Company’s 2009 Equity Incentive Plan, to Mr. Kurtzig 10,000 restricted shares of the Company’s common stock as compensation for the services to be provided by him.

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

Accordingly, the Company recognized a total compensation expense of $189,984 and $109,487 related to the restricted shares granted to the directors for the nine months and three months ended September 30, 2011, respectively, based on the estimated grant-date fair values of the Company’s common stock of $2.98 on October 5, 2010 , $3.28 on January 24, 2011 and $2.41 on August 11,2011.

Restricted shares granted to consultant

On May 25, 2011, the Company entered into an investor relations agreement with a consultant in which the consultant would provide certain consulting services to the Company for a term of one year. In exchange for the consulting services provided, the consultant should receive 15,000 restricted shares, 7,500 of which shall vest on June 1, 2011 and 7,500 shall vest on December 1, 2011. The Company recognized a total compensation expense of $21,075 and$16,814 related to the restricted shares granted to the consultant during the nine months and three months ended September 30, 2011, based on the estimated grant-date fair values of the Company’s common stock of $2.81 on May 25, 2011.

NOTE 15               INCOME TAXES

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

The New EIT Law provides a grandfathering on tax holidays which were granted under the then effective tax laws and regulations. Therefore, one of the Company’s VIEs, Daqing Shuaiyi, being engaged in growing and sales of organic and specialty food products, has continued to be entitled to a preferential tax treatment: an EIT holiday for the two years ended December 31, 2006 and 2007 and a 50% reduction on the EIT rate for the three years ended December 31, 2008, 2009 and 2010.

Harbin Shuaiyi was subject to an EIT rate of 25% for the year ended December 31, 2010.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 15               INCOME TAXES (CONTINUED)

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

The Company’s income tax expense consisted of:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Current income tax – PRC	$1,664,065	$605,967	$3,906,071	$1,551,351
Deferred	-	-	-	-
Income tax expenses	$1,664,065	$605,967	$3,906,071	$1,551,351

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Pre-tax income	$6,644,548	$4,672,161	$15,795,942	$11,754,248
U.S. federal corporate income tax rate	34%	34%	34%	34%
Income tax computed at U.S. federal corporate income tax rate	2,259,146	1,588,535	5,370,620	3,996,444
Reconciling items:
Impact of tax holiday of Daqing Shuaiyi	-	(589,954)	-	(1,515,874)
Loss not recognized as deferred tax assets	94,283	123,184	215,860	100,475
Change in fair value of warrants	(68,256)	(147,288)	(350,159)	(147,288)
Rate differential for PRC earnings	(605,852)	(229,659)	(1,406,471)	(895,409)
Non-deductible expenses and non-taxable income	(15,256)	(138,851)	76,221	13,003
Effective tax expense	$1,664,065	$605,967	$3,906,071	$1,551,351

The Company had deferred tax assets as follows:

	September 30,	December 31,
	2011	2010
Net operating losses carried forward	$745,400	$529,540
Less: Valuation allowance	(745,400)	(529,540)
Net deferred tax assets	$-	$-

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 15               INCOME TAXES (CONTINUED)

As of September 30, 2011 and December 31, 2010, the U.S. entity had $2,192,354 and $1,557,472, net operating loss carryforwards available to reduce future taxable income, respectively, which will expire in various years through 2030. Management believe it is more-likely-than-not that the company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of September 30, 2011 and December 31, 2010, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the nine months ended September 30, 2011 and 2010, and no provision for interest and penalties is deemed necessary as of September 30, 2011 and December 31, 2010.

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

NOTE 16               EARNINGS PER SHARE

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Income available to common stockholders:
- Net income	$4,980,483	$4,066,194	$11,889,871	$10,202,897
Less: Preferred stock dividend	(92,632)	(83,716)	(293,010)	(97,464)
Less: Beneficial conversion feature of convertible preferred stock	-	-	-	(1,742,239)
Income available to common stockholders (Basic)	$4,887,851	$3,982,478	$11,596,861	$8,363,194
Add: Preferred stock dividend	92,632	83,716	293,010	-
Income available to common stockholders (Diluted)	$4,980,483	$4,066,194	$11,889,871	$8,363,194

Weighted average number of shares:
- Basic	14,915,588	14,332,731	14,732,517	14,326,138
- Effect of dilutive preferred stock	1,601,073	1,977,060	1,586,743	-
- Effect of dilutive restricted stock units	249	-	3,096	-
- Effect of dilutive warrants and options	-	125,543	-	57,798
- Diluted	16,516,910	16,435,334	16,322,356	14,383,936

Net income per share
- Basic	$0.33	$0.28	$0.79	$0.58
- Diluted	$0.30	$0.25	$0.73	$0.58

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 16               EARNINGS PER SHARE (CONTINUED)

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding to assume the issuance of all dilutive potential common shares upon conversion.

The diluted earnings per share calculation for the nine months and three months ended September 30, 2011 did not include the warrants, CFO options and restricted shares to purchase up to 1,588,501 shares, 150,000 shares and 200,000 shares of common stock, respectively, because their effect was anti-dilutive.

NOTE 17               RELATED PARTY TRANSACTIONS

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:-

(a)	Due to related parties

	September 30,	December 31,
	2011	2010

Due to Ms. Lianyun Han, Chairperson, CEO and President of the Company	$70,491	$51,339

The amount due to Ms. Han was non-interest bearing, unsecured and without a fixed repayment date.

(b)	Lease of land

For the nine months ended September 30, 2011 and 2010, the Company paid rental expense of $7,099 and $6,776 for the land leased from Heilongjiang Shuaiyi Technology Development Co., Ltd. (“Shuaiyi Technology”), respectively.

For the three months ended September 30, 2011 and 2010, the Company paid rental expense of $2,398 and $ 2,253 for land leased from Shuaiyi Technology, respectively.

(c)	Acquisition of corporate headquarter premise

On April 15, 2011, Heilongjiang Shuaiyi entered into an asset transfer agreement (the “Transfer Agreement”) with Ms. Han. Pursuant to the Transfer Agreement, Heilongjiang Shuiayi acquired an office building located at 54-1 Ganshui Road, Xiangfang District, Harbin, with a construction area of 1854.1 square meters, from Ms. Han at a cash consideration of RMB 12.75 million (approximately $1.95 million including other incidental costs). , which was fully paid in April 2011. The purchase price was determined based on a real property valuation report issued by an independent appraisal firm, Harbin Guoxin Real Estate Appraisal and Consulting Co., Limited on November 11, 2010. Management believes the terms of the purchase transactions and the consideration that the Company paid in connection with this transaction were comparable to the terms available and the amounts that would be paid in an arm’s-length transaction.

Management intends to move the corporate headquarters in China to this new office building in late 2011.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 18               CONCENTRATION RISK

(a)	Concentration of credit risk

As of September 30, 2011 and December 31, 2010, almost all of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the nine months ended September 30, 2011 and 2010, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of September 30, 2011 and December 31, 2010 also arose in the PRC.

Details of individual customers accounting for 10% or more of the Group’s revenues for the nine months ended September 30, 2011 and 2010:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Lai En Century Co. Ltd	23.06%	25.74%	28. 48%	34.29%

Individual customer amounts receivable consisted of 10% or more of total accounts receivable as of September 30, 2011 and December 31, 2010 were as follows:

	Percentage of accounts
	receivable as of
	September 30,	December 31,
	2011	2010

Xian Yizhiliu Pharmaceutical Co., Ltd	32%	25%
Si Chuan Ai Da Biotech Co. Ltd.	24%	12%
Beijing Borry Technology Development Co., Ltd	16%	-
Disha Pharmaceutical Co., Ltd	-	20%
Zhejiang Yinlong Trading Company	-	17%
Great Northern Wilderness Grain and Oil Warehouse Market	-	16%

(b)	Concentration of operating risk

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

NOTE 19               COMMITMENTS AND CONTINGENCIES

(a)	Operating leases

The Company has entered into tenancy agreements for the leases of an exhibition hall and land with a third party and a related company, Shuaiyi Technology (see 16(b)), respectively, for the purposes of the operation of its VIEs. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of September 30, 2011 are as follows:

Remainder of fiscal year ending December 31, 2011	$14,769
Fiscal year ending December 31, 2012	54,669
Fiscal year ending December 31, 2013	38,002
Fiscal year ending December 31, 2014	9,678
Fiscal year ending December 31, 2015	9,678
Thereafter	116,131
Total	$242,927

During the nine months ended September 30, 2011 and 2010, rental expenses under operating leases amounted to $57,243 and $25,640, respectively.

During the three months ended September 30, 2011 and 2010, rental expenses under operating leases amounted to $19,335 and $9,706, respectively.

(b)	Capital commitments – contracted but not provided for:

	September 30,	December 31,
	2011	2010
Acquisition or construction of buildings - within one year	$7,867,944	$-
	$7,867,944	$-

(c)	PRC employee costs

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

In the event that any current or former employee files a complaint with the PRC government, the Company’s subsidiaries and VIEs may be subject to making up the social insurances as well as administrative fines. As the Company believes that these fines would not be material, no provision has been made in this regard.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 19               COMMITMENTS AND CONTINGENCIES (CONTINUED)

(d )	Indemnification agreement

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

NOTE 20               SEGMENT INFORMATION

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

During the nine months ended September 30, 2011 and 2010, all of the Company’s operations were carried out in one geographical segment - China.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 20               SEGMENT INFORMATION (CONTINUED)

The Company’s segment revenue and results for the nine months ended September 30, 2011 and 2010 are as follows:

	Nine Months Ended September 30, 2011
			Organic and
	Chinese		Specialty Food	Corporate
	Golden Grass	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$18,088,942	$3,468,248	$1,480,625	$-	$23,037,815

Segment profit	$13,299,759	$2,314,962	$86,134	$95,087	$15,795,942
Income before income taxes					$15,795,942

Other segment information:
Depreciation and amortization	$780,525	$9,446	$9,448	$42,779	$842,198
Expenditure for segment assets	$36,104	$-	$4,716,169	$1,983,201	$6,735,474

	Nine Months Ended September 30, 2010
		Organic and
	Chinese	Specialty Food	Corporate
	Golden Grass	Products	Unallocated	Consolidated

Segment revenue from external customers	$15,379,058	$1,309,012	$-	$16,688,070

Segment profit	$12,126,991	$89,897	$(462,640)	$11,754,248
Income before income taxes				$11,754,248

Other segment information:
Depreciation and amortization	$754,176	$4,412	$2,924	$761,512
Expenditure for segment assets	$9,213	$-	$771	$9,984

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 20               SEGMENT INFORMATION (CONTINUED)

The Company’s segment revenue and results for the three months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30, 2011
			Organic and
	Chinese		Specialty Food	Corporate
	Golden Grass	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$6,935,731	$2,106,325	$516,226	$-	$9,558,282

Segment profit	$5,374,593	$1,385,961	$33,089	$(149,095)	$6,644,548
Income before income taxes					$6,644,548

Other segment information:
Depreciation and amortization	$256,803	$6,834	$6,834	$25,175	$295,646
Expenditure for segment assets	$34,936	$-	$4,716,169	$33,921	$4,785,026

	Three Months Ended September 30, 2010
		Organic and
	Chinese	Specialty Food	Corporate
	Golden Grass	Products	Unallocated	Consolidated

Segment revenue from external customers	$6,070,466	$391,057	$-	$6,461,523

Segment profit	$4,732,660	$16,872	$(77,371)	$4,672,161
Income before income taxes				$4,672,161

Other segment information:
Depreciation and amortization	$503,713	$2,952	$1,955	$508,620
Expenditure for segment assets	$4,687	$-	$-	$4,687

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

Overview of Our Business

We are a leading China based producer and supplier of premium branded consumer products including commercially cultivated Chinese Golden Grass (Cordyceps Militaris), organic and specialty food products and functional health beverages.

Our primary product is Chinese Golden Grass, also known as Cordyceps Militaris. Cordyceps Militaris is a species of parasitic fungus that is typically found in north-eastern China. Cordyceps Militaris is a precious ingredient in traditional Chinese medicine and widely believed in China to offer high medical and health benefits by nourishing the yin, boosting the yang, and invigorating the lungs and kidneys. After several years of laboratory tests, we developed the technology to commercially grow and produce Cordyceps Militaris in 2006. We generated 72.6% and 93.9% of our revenues from Cordyceps Militaris for the third quarter of 2011 and 2010, respectively. We plan to continue to focus on Cordyceps Militaris based consumer products, which is our primary and fastest growing product line with the greatest market demand and a significantly higher profit margin.

We also sell organic and specialty food products through our VIE Entity, Harbin Shuaiyi Green & Specialty Food Trading LLC, or Harbin Shuaiyi, which was formed in 2001. We believe that we have become the largest wholesale distributor of organic and specialty food in Heilongjiang Province, China.

We introduced the Cordyceps Militaris based functional health beverages in the fourth quarter of 2010. The non-carbonated beverage products were developed internally and contain the Cordyceps Militaris as a key ingredient. The products are currently being marketed directly to consumers in select cities in Jiangsu and Anhui Province through various distribution channels.

Third Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the third quarter of 2011, which resulted in continued growth in our revenues and net income.

The following are some financial highlights for the third quarter of 2011:

  Revenues: Our revenues were approximately $9.56 million for the third quarter of 2011, an increase of 47.9% from the same quarter of last year.
  Gross Margin: Gross margin was 77.0% for the third quarter of 2011, as compared to 81.8% for the same period in 2010.
  Operating Profit: Operating profit was approximately $6.43 million for the third quarter of 2011, an increase of 45.1% from $4.43 million of the same period last year.
  Net Income: Net income was approximately $4.98 million for the third quarter of 2011, an increase of 22.5% from the same period of last year.
  Fully diluted earnings per share was $0.30 for the third quarter of 2011.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues
Revenues	9,558	100%	6,462	100%
Cost of goods sold	(2,194)	(23.0) %	(1,178)	(18.2)%

Gross Profit	7,365	77.0%	5,284	81.8%

Selling expenses	(337)	(3.5) %	(305)	(4.7)%
General and administrative expenses	(596)	(6.2) %	(546)	(8.4)%

Income from operations	6,432	67.3%	4,433	68.6%

Other income and (expenses)
Interest income	24	0.3%	25	0.4%
Foreign exchange differences	(13)	(0.1)%	(88)	(1.4)%
Change in fair value of warrants	201	2.1%	302	4.7%
Total other income	212	2.2%	239	3.7%
Income before income tax	6,645	69.5%	4,672	72.3%
Provision for income tax	(1,664)	(17.4)%	(606)	(9.4)%
Net income	4,980	52.1%	4,066	62.9%

Revenues. We generate revenues from the sale of our Cordyceps Militaris products, functional health beverages and organic and specialty food products. Revenues increased approximately $3.10 million, or 47.9%, to approximately $9.56 million for the three months ended September 30, 2011, from approximately $6.46 million for the same period in 2010. This increase was mainly attributable to the higher sales volume resulting from increased demand for our core products, commercially cultivated Cordyceps Militaris, and sales of our functional health beverage products which were launched in the fourth quarter of 2010.

Our business operations can be categorized into three segments based on the type of products we produce and sell, specifically (i) Chinese Golden Grass (Cordyceps Militaris), (ii) functional health beverages and (iii) organic and specialty food products. The following table illustrates the revenue from each of these three segments as well as the change of percentage for the periods indicated:

Sales Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30,		Percent
	2011	2010	Change
Components of Sales Revenue
Chinese Golden Grass (Cordyceps Militaris)	$6,936	$6,071	14.3%
Functional Health Beverages	2,106	-	-
Organic and Specialty Food Products	516	391	32.0%
Total revenues	$9,558	$6,462	47.9%

Cost of Goods Sold. Our cost of goods sold is primarily comprised of the cost of raw materials, labor and overhead. Our cost of goods sold increased by $1.01 million, or 86.2%, to approximately $2.19 million for the three months ended September 30, 2011 from approximately $1.18 million during the same period in 2010. This increase was commensurate with increased sales of our core products and increased production costs associated with the launch of functional health beverages products. As a percentage of revenues, the cost of goods sold increased to 23.0% for the three months ended September 30, 2011 from 18.2% during the same period in 2010. This increase was mainly attributable to costs associated with the launch of our functional health beverages. Our functional health beverages generally have a lower margin than our Cordyceps Militaris products as we outsource the production of the beverages to a third party bottler.

Gross Profit. Our gross profit increased by approximately $2.08 million, or 39.4%, to approximately $7.36 million for the three months ended September 30, 2011 from approximately $5.28 million during the same period in 2010. Gross profit as a percentage of revenues, or gross margin, was 77.0% for the three months ended September 30, 2011, a decrease of 4.8% from 81.8% during the same period in 2010. Such percentage decrease was mainly due to a higher volume of sales of functional health beverages which have a lower gross margin than Cordyceps Militaris products.

Selling Expenses. Our selling expenses include sales commissions, cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, and other sales related costs. Selling expenses increased approximately $0.03 million, or 10.5%, to approximately $0.34 million for the three months ended September 30, 2011 from approximately $0.31 million during the same period in 2010. The increase in selling expenses in dollar terms was mainly attributable to the rollout of our functional health beverages product line to new distribution channels as well as costs associated with the opening of specialty stores which sell our products. As a percentage of revenues, selling expenses decreased to 3.5% for the three months ended September 30, 2011 from 4.7% for the same period in 2010. The percentage decrease was mainly due to the increase in revenue which outpaced the increase in selling expenses.

General and Administrative Expense. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased approximately $0.05 million, or 9.2%, to approximately $0.60 million for the three months ended September 30, 2011 from approximately $0.55 million for the same period in 2010. The increase in general and administrative expenses in dollar terms was mainly attributable to the increase in fees for professional services. As a percentage of revenues, general and administrative expenses were 6.2% for the three months ended September 30, 2011 as compared to 8.4% for the same period of 2010. The percentage decrease was mainly due to the increase in the revenue which outpaced the increase in general and administrative expenses.

Income Before Income Tax. Income before income tax increased approximately $1.97 million, or 42.2%, to approximately $6.65 million during the three months ended September 30, 2011 from approximately $4.67 million during the same period in 2010. As a percentage of revenues, income before income tax decreased to 69.5% during the three months ended September 30, 2011 from 72.3% during the same period in 2010. The decrease of income before income tax as a percentage of revenue is mainly attributable to the increase in costs associated with production of our functional health beverages.

Income Taxes. Nutrastar International Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Nutrastar International Inc. had no income taxable in the United States for the three months ended September 30, 2011. New Resources was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes. Oriental Global was formed in Hong Kong and under the current laws of Hong Kong, is not subject to income taxes. Our PRC subsidiary and the VIEs are subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing regulations, both of which became effective on January 1, 2008.

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

Income tax increased approximately $1.05 million to approximately $1.66 million for the three months ended September 30, 2011 from approximately $0.61 million for the same period in 2010. Income tax expense for the three months ended September 30, 2011 increased because of the increase in sales, taxable income and income tax rate as a result of the expiration of the income tax holidays on December 31, 2010 described above.

Net Income. Net income increased by approximately $0.91 million, or 22.5% to approximately $4.98 million for the three months ended September 30, 2011 from approximately $4.07 million for the same period of 2010, as a result of the factors described above.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Nine Months Ended September		Nine Months Ended September
	30, 2011		30, 2010
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues
Revenues	23,038	100%	16,688	100%
Cost of goods sold	(5,300)	(23.0) %	(3,123)	(18.7)%

Gross Profit	17,738	77.0%	13,565	81.3%

Selling expenses	(1,211)	(5.3) %	(710)	(4.3)%
General and administrative expenses	(1,931)	(8.4) %	(1,522)	(9.1)%

Income from operations	14,596	63.4%	11,333	67.9%

Other income and (expenses)
Interest income	131	0.6%	92	0.6%
Foreign exchange differences	39	0.2%	(103)	(0.6)%
Change in fair value of warrants	1,030	4.5%	433	2.6%
Total other income (expenses)	1,200	5.2%	422	2.5%

Income before income tax	15,796	68.6%	11,754	70.4%

Provision for income tax	(3,906)	(17.0)%	(1,551)	(9.3)%

Net income	11,890	51.6%	10,203	61.1%

Revenues. Revenues increased approximately $6.35 million, or 38.0%, to approximately $23.04 million for the nine months ended September 30, 2011, from approximately $16.69 million for the same period in 2010. This increase was mainly attributable to the higher sales volume resulting from the increase in demand for our core products, Cordyceps Militaris products and sales of our newly launched functional health beverage products.

The following table illustrates the revenue from each of our three segments of products as well as the change of percentage for the periods indicated:

Sales Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended September 30,		Percent
	2011	2010	Change
Components of Sales Revenue
Chinese Golden Grass (Cordyceps Militaris)	$18,089	$15,379	17.6%
Functional Health Beverages	3,468	-	-%
Organic and Specialty Food Products	1,481	1,309	13.1%
Total revenues	$23,038	$16,688	38.1%

Cost of Goods Sold. Our cost of goods sold increased by $2.18 million, or 69.7%, to approximately $5.30 million for the nine months ended September 30, 2011 from approximately $3.12 million during the same period in 2010. This increase was mainly due to the significant increase in both sales volume of commercially cultivated Cordyceps Militaris and production costs associated with the newly launched functional health beverages line. As a percentage of revenues, cost of goods sold increased to 23.0% for the nine months ended September 30, 2011 from 18.7% during the same period in 2010. Such increase of cost of goods sold as a percentage of sales was mainly attributable to the increase in production costs associated with functional health beverages which have a lower margin than our Cordyceps Militaris products as we outsource the bottling process.

Gross Profit. Our gross profit increased by approximately $4.17 million, or 30.8%, to approximately $17.74 million for the nine months ended September 30, 2011 from approximately $13.57 million during the same period in 2010. Gross profit as a percentage of revenues, or gross margin, was 77.0% for the nine months ended September 30, 2011, a decrease of 4.3% from 81.3% during the same period in 2010. Such percentage decrease was mainly due to increased sales of functional health beverages which have a lower gross margin than Cordyceps Militaris products.

Selling Expenses. Selling expenses increased approximately $0.50 million, or 70.6%, to approximately $1.21 million for the nine months ended September 30, 2011 from approximately $0.71 million during the same period in 2010. As a percentage of revenues, selling expenses increased to 5.3% for the nine months ended September 30, 2011 from 4.3% for the same period in 2010. The increase in the amount and percentage of selling expenses was mainly attributable to selling and marketing expenses that we spent in establishing new distribution relationships for functional health beverages and the cost associated with opening of our retail stores.

General and Administrative Expense. General and administrative expenses increased approximately $0.41 million, or 26.9%, to approximately $1.93 million for the nine months ended September 30, 2011 from approximately $1.52 million for the same period in 2010. As a percentage of revenues, general and administrative expenses decreased to 8.4% for the nine months ended September 30, 2011 from 9.1% for the same period in 2010. The increase in general and administrative expenses in dollar terms was mainly attributable to the increase in remuneration payments to our CFO and independent directors and investor relations firm for services during the nine months ended September 30, 2011. The percentage decrease was mainly due to the increase in the revenue which outpaced the increase in general and administrative expenses.

Income Before Income Tax. Income before income tax increased approximately $4.05 million, or 34.4%, to approximately $15.80 million during the nine months ended September 30, 2011 from approximately $11.75 million during the same period in 2010. As a percentage of revenues, income before income tax decreased to 68.8% during the nine months ended September 30, 2011 from 70.4% during the same period in 2010. The decrease in income before income tax as a percentage of revenue is mainly attributable to the increase in production costs for our functional health beverages product line and the increase in selling expenses.

Income Taxes. Income tax increased approximately $2.36 million to approximately $3.91 million for the nine months ended September 30, 2011 from approximately $1.55 million for the same period in 2010. We paid more tax in 2011 because of the increase in sales and taxable income as well as the increase in effective tax rates for the nine months ended September 30, 2011 compared to 2010 due to the expiration of the tax holidays on December 31, 2010.

Net Income. Net income increased by approximately $1.69 million, or 16.5% to approximately $11.89 million for the nine months ended September 30, 2011 from approximately $10.20 million for the same period of 2010, as a result of the factors described above.

Business Segment Information

Our business operations can be categorized into three segments based on the type of products we manufacture and sell, specifically (i) Chinese Golden Grass (Cordyceps Militaris), (ii) functional health beverages and (iii) organic and specialty food products.

For the nine months ended September 30, 2011, our sales revenue from our Cordyceps Militaris products was approximately $18.09 million, while approximately $3.47 million came from sales of functional health beverages and approximately $1.48 million came from sales of organic and specialty food products.

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

Additional information regarding our products can be found at Note 20, Segment Information in our unaudited condensed consolidated financial statements contained under Part I, Item I “FINANCIAL STATEMENTS” above.

Liquidity and Capital Resources

General

As of September 30, 2011, we had cash and cash equivalents (excluding restricted cash) of approximately $47.98 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$12,099	$10,689
Net cash used in investing activities	(6,735)	(10)
Net cash provided by financing activities	141	4,329
Foreign currency translation adjustment	1,712	692
Net cash flow	$7,217	$15,700

Operating Activities

Net cash provided by operating activities was approximately $12.10 million for the nine-month period ended September 30, 2011, which is an increase of approximately $1.41 million from approximately $10.69 million net cash provided by operating activities for the same period of 2010. The increase in the cash provided by operating activities was mainly attributable to increase in our sales and net income.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash used in investing activities for the nine-month period ended September 30, 2011 was approximately $6.74 million, which is an increase of approximately $6.73 million from net cash used in investing activities of approximately $0.01 million for the same period of 2010. The increase of the cash used in investing activities was mainly due to the $4.72 million expenditures associated with the construction and purchase of property, plant and equipment mainly for the organic and specialty food business and the $1.95 million expense including other incidental costs (RMB 12.75 million) in connection with the purchase of a new corporate headquarter facility in Harbin during the second quarter 2011.

Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2011 was approximately $0.14 million, which is a decrease of approximately $4.19 million from approximately $4.33 million net cash provided by financing activities for the same period of 2010. The decrease of the cash provided by financing activities was mainly due to the net proceeds of approximately $5.48 million from the capital raising in June 2010. On June 7 and

June 28, 2010, we consummated two closings of a private placement transaction and issued in aggregate 197,700 units at a purchase price of $28.56 per unit for gross proceeds of approximately $5.65 million.

We believe that our cash on hand and cash flow from operations will meet our expected capital expenditure and working capital requirements for the next 12 months. We are in the process of significantly expanding our organic and specialty food consumer products business. We expect that the expansion will require capital expenditures of approximately $7.9 million over the next 12 to 18 months, which will be funded from our cash on hand and cash generated from operations. However, we may in the future require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our financial statements reflect the selection and application of accounting policies, which require management to make significant estimates and judgments. See Note 2 to our condensed consolidated financial statements, “Summary of Significant Accounting Policies”. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

Principle of consolidation

The accompanying condensed consolidated financial statements include the financial statements of Nutrastar and its wholly owned subsidiaries, New Resources, Oriental Global and Harbin Baixin, and its VIEs Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi. All significant inter-company balances or transactions have been eliminated on consolidation.

We have evaluated the relationship with Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi and based on the result of the evaluation, believe that these entities are variable interest entities and that we are the primary beneficiary of these entities. Consequently, we have included the results of operations of these variable interest entities in the condensed consolidated financial statements. Our relationships with Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi are governed by a series of contractual arrangements. Under PRC laws, Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi are independent legal persons and none of them is exposed to liabilities incurred by the other parties.

The accounts of Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi are consolidated in the accompanying financial statements pursuant to the Financial Accounting Standards Board Accounting Standard Codification (ASC)

Topic 810 and related subtopics related to the consolidation of variable interest entities. We do not have any non-controlling interests in net income and accordingly, did not subtract any net income in calculating the net income attributable to us. Because of the contractual arrangements, we had a pecuniary interest in the VIEs that require consolidation of our and the VIEs’ financial statements.

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

Derivative financial instruments

We evaluate all our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported in the consolidated statements of income. For stock-based derivative financial instruments, we use Monte-Carlo simulation methods to value the derivative instruments at inception and on subsequent valuation dates.

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

Share-based payments

We account for share-based compensation awards to employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period.

We account for share-based compensation awards to non-employees in accordance with FASB ASC Topic 718 and FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-employees”. Under FASB ASC Topic 718 and FASB ASC Subtopic 505-50, stock compensation granted to non-employees has been determined as the fair value of the consideration received or the fair value of equity instrument issued, whichever is more reliably measured and is recognized as expenses as the goods or services are received.

Income taxes

We are subject to income taxes in the United States and other foreign jurisdictions where it operates. We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. FASB ASC Topic 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefits, or that future deductibility is uncertain.

Foreign currency

We uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes. Our PRC subsidiaries and VIEs maintain their books and records in their functional currency, Chinese Renminbi (“RMB”), being the lawful currency in the PRC. Assets and liabilities of the PRC subsidiaries and VIEs are translated from RMB into US Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of our financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	September 30, 2011	December 31, 2010
Balance sheet items, except for equity accounts	US$1=RMB 6.3549	US$1=RMB 6.6227

	Three months ended September 30,
	2011	2010
Items in the statements of income and cash flows	US$1=RMB 6.4176	US$1=RMB 6.7725

	Nine months ended September 30,
	2011	2010
Items in the statements of income and cash flows	US$1=RMB 6.4975	US$1=RMB 6.8069

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lianyun Han and Mr. Robert Tick, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Lianyun Han and Mr. Robert Tick concluded that as of September 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended September 30, 2011 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

Purchases of Equity Securities By the Company

On August 24, 2011, the Board of Directors of the Company authorized a repurchase of up to $5 million of the Company’s common stock over twelve (12) months pursuant to a stock repurchase program (the “Repurchase Program”). Under the terms of the Repurchase Program, the Company may repurchase shares through open market, negotiated private or block transactions. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares of its common stock, and the program may be extended, modified, suspended or discontinued at any time.

During the three-month period ended September 30, 2011, there were no repurchases of our common stock pursuant to the Repurchase Program.

No repurchase plans expired or were terminated during the third quarter of fiscal 2011, nor do any plans exist under which the Company does not intend to make further purchases.

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

101

The following financial information from The Nutrastar International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 10, 2011

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

101

The following financial information from The Nutrastar International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.