Form 10-K
period 2011-12-31
Nutrastar International Inc.
filed 2012-03-28
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

(86) 451-87114869
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]      No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)     Yes [X]      No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes [   ]     No [X]

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $14.5 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 15,020,470 shares of the registrant’s common stock outstanding as of March 26, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NUTRASTAR INTERNATIONAL INC.

Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2011

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
  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
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

PART I

ITEM 1.        BUSINESS.

Business Overview

We are a leading China based producer and supplier of premium branded Traditional Chinese Medicine consumer products including commercially cultivated Cordyceps Militaris (aka Chinese Golden Grass), organic and specialty food products and functional health beverages.

Our primary product is Cordyceps Militaris, also known as Chinese Golden Grass. Cordyceps Militaris is a species of parasitic fungus that is typically found in north-eastern China. It is a precious ingredient in traditional Chinese medicine and widely believed in China to offer high medical and health benefits by nourishing the yin, boosting the yang, and invigorating the meridians of the lungs and kidneys. According to Georges Halpern’s Healing Mushrooms, certain research has shown that Cordyceps Militaris may boost the immune system, and can be used as a supplement for combating certain effects of fatigue and aging, the occurrences of certain tumors, and combating arteriosclerosis and certain gastrointestinal disorders, as well as reducing blood pressure. In addition, Cordyceps Militaris has significantly high economic values. According to Halpern, wild Cordyceps Militaris can cost as much as $10,000 per kilogram. Due to the extremely sensitive growing conditions of Cordyceps Militaris, it is very difficult to grow the plant in a man-made environment. After several years of laboratory tests, we developed a technology to commercially grow and produce Cordyceps Militaris in 2006. We generated 74.1% and 90.9% of our revenues from Cordyceps Militaris for fiscal years 2011 and 2010, respectively. We believe that we own approximately 19% of the worldwide market share in the cultivated Cordyceps Militaris industry. We plan to continue to focus on Cordyceps Militaris based consumer products in the near future, which is our fastest growing product line with the greatest market demand and a significantly higher profit margin.

We also sell organic and specialty food products through our VIE Entity, Harbin Shuaiyi Green & Specialty Food Trading LLC, or Harbin Shuaiyi, which was formed in 2001. After years of development, we believe that we have become one of the largest wholesale distributors of organic and specialty food in Heilongjiang Province, China. We plan to increase our focus in our organic and specialty food products business, including efforts to become a producer and increase our distribution capabilities.

We introduced the Cordyceps based functional health beverages in the fourth quarter of 2010. The non-carbonized beverage products were developed internally and contain the Cordyceps Militaris as a key ingredient. The products are currently being marketed directly to consumers in select cities in Jiangsu and Anhui Province through various distribution channels.

Corporate History and Structure

General

We were originally incorporated in the State of Nevada on December 22, 2002. On October 15, 2003, we acquired all the outstanding common stock of YzApp Solutions Inc. We sold our ownership in YzApp Solutions Inc. on December 3, 2008. Following incorporation, we engaged in the business of developing software which allowed us to act as an application service provider acting as a conduit between retailers and financial institutions. Because this business was not successful, we were focused on the identification of suitable businesses with which to enter into a business opportunity or business combination until December 23, 2008, when we completed our reverse acquisition of New Zealand WAYNE’s New Resources Development Co., Ltd., or New Resources. As a result of our reverse acquisition of New Resources, we are no longer a shell company and maintain active business operations.

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

Background and History of New Resources and Heilongjiang Shuaiyi

New Resources is a holding company, which was incorporated in the BVI under the BVI Business Company Act on March 13, 2008. New Resources was wholly-owned by New Zealand WAYNE’s Investment Holdings Co., Ltd., or Investment Holdings, a BVI company, before we acquired New Resources on December 23, 2008.

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

On December 23, 2008, pursuant to a share exchange agreement, we completed a reverse acquisition transaction of New Resources whereby we issued to Investment Holdings 689,390 shares of our series A preferred stock, constituting approximately 94% of our issued and outstanding capital stock on a fully-diluted basis, in exchange for all of the issued and outstanding capital stock of New Resources. New Resources thereby became our wholly owned subsidiary and Investment Holdings became our controlling stockholder.

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

In connection with the equity transfer, the Founders, our indirectly wholly-owned Chinese subsidiary, Harbin Baixin Biotech Development Co., Ltd., or Harbin Baixin, and Heilongjiang Shuaiyi entered into the following commercial arrangements, or collectively, VIE Agreements, pursuant to which we have contractual rights to control and operate the businesses of Heilongjiang Shuaiyi and Heilongjiang’s two Chinese subsidiaries, Daqing Shuaiyi and Harbin Shuaiyi:

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

  Pursuant to a voting rights proxy agreement, or the Voting Rights Agreement, entered into by and among Harbin Baixin, the Founders and Heilongjiang Shuaiyi, each of the Founders irrevocably entrusted Harbin Baixin and any entities or individuals designated by Harbin Baixin to, among others, exercise its voting rights and other rights as a shareholder of Heilongjiang Shuaiyi; and

  Pursuant to an equity pledge agreement, the Pledge Agreement, entered into by and among Harbin Baixin, the Founders and Heilongjiang Shuaiyi, the Founders pledged all of the Equity Interests to Harbin Baixin to secure the full and complete performance of the obligations and liabilities on the part of the Founders and Heilongjiang Shuaiyi under this and above contractual arrangements

As a result of the above contractual arrangements, or the Contractual Arrangements, we transferred all of our indirect equity interests in Heilongjiang Shuaiyi back to the Founders, among whom, Ms. Lianyun Han became a majority shareholder of Heilongjiang Shuaiyi by owning 68.3% equity interest in Heilongjiang Shuaiyi. At the same time, we maintain substantial control over the VIE Entities’ daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. Furthermore, as the primary beneficiary of the VIE Entities, we are entitled to consolidate the financial results of the VIE Entities in our own consolidated financial statements under Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities, or ASC Topic 810.

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

In addition, pursuant to the securities purchase agreement, the Shareholder agreed to place a total of 1,000,000 shares of the Company’s common stock held by it into escrow to secure the make good obligations described below on behalf of the investors. Under the securities purchase agreement, the Shareholder agreed that: (i) in the event that our consolidated financial statements reflect less than $9,000,000 of after-tax income for the fiscal year ending December 31, 2010, it will transfer to the investors, on a pro rata basis, for no additional consideration, 500,000 shares of our common stock owned by it; and (ii) in the event that our consolidated financial statements reflect less than $11,000,000 of after-tax net income for the fiscal year ending December 31, 2011, it will transfer to the investors, on a pro rata basis, for no additional consideration, 500,000 shares of common stock owned by it. We achieved the 2011 and 2010 performance thresholds and no escrow shares have been transferred to the investors.

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

The following chart reflects our organizational structure as of the date of this report:

Business Segment Information

Our business operations can be categorized into three segments based on the type of products we manufacture and sell, specifically (i) Cordyceps Militaris, (ii) organic and specialty food products and (iii) functional health beverage.

We grow and sell our Cordyceps Militaris as well as manufacture and distribute our functional health beverages through Daqing Shuaiyi. Harbin Shuaiyi is mainly engaged in the business of selling our organic and specialty food products.

For financial information relating to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 to our consolidated financial statements appearing elsewhere in this annual report.

Our Industry

The nutraceutical industry is currently made up of many small and medium-sized companies that manufacture and distribute products generally intended to, or marketed for the purpose of maintaining, and sometimes improving, health and general well being. According to the China Enterprises Association, there are currently over 3,000 manufacturers of nutraceutical products in China, with an annual production value of over $6.25 billion. Of these manufacturers, large enterprises with registered capital of over $12.5 million only account for 1.45%; medium-sized enterprises with registered capital under $12.5 million, but over $6.25 million, make up 38%; and workshop-style enterprises with registered capital below $12,500 make up 12.5% of the total number of manufacturers.

Widespread economic development in China has not only increased the disposable income of Chinese consumers, it has also lead to an increase in consumer awareness of the risks of dietary imbalances and the importance of maintaining appropriate levels of vitamins and minerals in the human body. Along with a growing middle class, all of these facts have rapidly increased China’s 480 million urban consumers’ demand for nutraceutical products. Today the Chinese health supplements industry is estimated to be worth approximately $6 billion in annual sales, according to the China Health Care Association, which is an association attached to China’s Ministry of Health. We believe that the next era of nutrition will focus on naturally occurring properties provided from plants, fruits, and vegetables, which support good health.

Because of the rarity and high prices of the wild collected variety, attempts have long been made to cultivate Cordyceps Militaris. By the mid-1980s, the majority of Cordyceps Militaris available in the worldwide marketplace were cultivated. Because of the development of modern biotechnology-based cultivation methods, the availability of this previously rare health supplement has greatly increased in the last 20 years. The demand for Cordyceps Militaris has also compounded exponentially, in this same time frame, partly because of the opening of China to trade with the West in the 1970s, exposing many more people around the world to the concepts and practices of traditional Chinese medicine. As Cordyceps Militaris has always been highly revered in traditional Chinese medicine, we believe that with increased exposure to traditional Chinese medicine, the demand for this plant has also increased. Such an increase has lead to overharvesting of the wild stocks and a subsequent shortage of wild collected varieties of Cordyceps Militaris.

International markets for Cordyceps Militaris are mainly in the United States, Canada, Japan, Korea, Hong Kong and Southeast Asia. The European and Australian markets are also emerging. According to Market Survey of Cordyceps Militaris 2010, published by China Market Monitoring Center in 2010, the current international market demand for Cordyceps Militaris is about 1,000 tons a year, while the Chinese domestic market demand is about 500 tons a year with an annual growth rate of over 13%. With about 50 Cordyceps Militaris manufacturers in China having an aggregate production capacity of only 290 tons a year, there is a big gap between supply and demand and therefore a great potential for our Cordyceps Militaris market.

Our Competitive Strengths

We believe that our success to date and potential for future growth can be attributed to a combination of our strengths, including the following:

  High-end niche products. We sell organic and specialty food products, functional health beverages and Cordyceps Militaris products that the followers of traditional Chinese medicine believe have high nutrient concentration, potential health benefits and high value. Our products are positioned in the high-end market as premium healthy food and are distinguished from the common nutraceutical products in the market.

  Leading market position and significantly high margin. We believe we have established ourselves as a leading player in China’s Cordyceps Militaris industry. We believe that we currently own approximately 19% of the production in the world market of Cordyceps Militaris. By successfully commercializing our Cordyceps Militaris planting technology, we believe that we have achieved economies of scale and a significantly high margin that affords a competitive advantage.

  Leading-edge R&D team. Our research and development team has a strong and extensive technology background and has been an early participant in the Cordyceps Militaris market. Currently we have 21 technicians in our R&D department. The head of our research and development team, Mr. Lichen Wang, is a lead expert in the field of edible fungus in China. Mr. Wang graduated with a Bachelor’s degree in edible fungus and has served as the deputy director of several research institutes of edible fungus in Northeast China.

  Experienced management team with a strong track record. Our management team has extensive operating experience and industry knowledge. Ms. Lianyun Han, our founder and chief executive officer, has more than 10 years of experience in operational management and business development. We believe that our management team’s experience and capabilities have contributed greatly to our significant growth in the past three years.

Our Growth Strategy

As a leading Cordyceps Militaris consumer products producer in China, we believe we are well positioned to capitalize on future industry growth in China. We are dedicated to providing healthy and high nutritional products to our consumers. We will implement the following strategic plans to take advantage of industry opportunities and our competitive strengths:

  Focus on brand development. With intense price competition among many similar or identical products in the industry, we believe that building brand awareness is the primary means to generate and sustain profitable growth in the future. We believe that developing close cooperative relationships with research centers of well-known universities in China and globally is key to building brand equity. We also market our products through an integrated marketing program that includes advertising in relevant media outlets, attending trade shows and offering seminars and lectures to local communities regarding the products and their health benefits.

  Introducing new products. We constantly evaluate our products and seek to adapt to changing market conditions by updating our products to reflect new trends in consumer preferences. We endeavor to expand our market presence by introducing additional competitive nutraceutical products to our product offerings. Our new products under development include Cordyceps Militaris based alcoholic products and instant soluble powder oral liquids.

  Increase production capacity. Our existing production lines of Cordyceps Militaris have been running at close to full capacity while the market demand for our existing products continues to increase. In order to meet the raw material needs of our products, expand sales of small packages and beverages of our Cordyceps Militaris products, we undertook to add 10 plants to our production line, of which three were completed in 2010 and three plants have been substantially completed as of December 2011 and expected to begin operating during the first half of 2012. We anticipate that the entire project will be completed in 2012. Annual production capacity of Cordyceps Militaris is expected to increase to 87 tons in 2012, up from 72 tons in 2011 and 55 tons in 2010. We will convert more buildings into biotechnologically controlled cultivation plants to grow and process Cordyceps Militaris in the future.

  Further expand our distribution network to increase the prevalence of our products nationwide. Our current sales depend heavily on the sales of our large-pack products to pharmaceutical companies. To support our rapid growth in sales, we plan to further expand our distribution network by selling our small-pack products through direct sales channel, specialty stores and franchise stores. We have one-year contracts with our major distributors which normally extend for one more year by the end of the contracts. We maintain constant communications with these distributors to keep us informed regarding consumer preferences and market trends in order to develop new products. We also organize monthly product promotion meetings with the distributors to increase the sales of small package products. We are at the initial rollout phase of our functional health beverage through distribution channels in Jiangsu Province and Anhui Province. We have contracts with local distributors which we expect to be renewed upon expiration. We plan to further expand our distribution networks by selling the functional health beverage through additional distribution channels, specialty stores, supermarkets and franchise stores.

  Technology innovation. We believe that the development of new technology is critical to our success. We will continuously improve the quality of our existing and future products through new technologies. We expect to maintain our long-term partnership with Chinese universities and research institutes in order to develop new technologies.

Our Products and Production Process

Cordyceps Militaris

Our primary product is Cordyceps Militaris. Cordyceps Militaris is a species of parasitic fungus that is typically found in the north eastern mountainous regions of China. As a precious ingredient in traditional Chinese medicine, Cordyceps Militaris is widely believed in China to offer high medical and health benefits by nourishing the yin, boosting the yang, and invigorating the meridians of the lungs and kidneys. Due to the extremely sensitive growing conditions of Cordyceps Militaris, it is very difficult to grow the plants in man-made environments. Through several years laboratory tests, we developed the technology to commercially grow and produce Cordyceps Militaris in 2006. Our production process primarily includes planting, purifying and packaging.

Our present production capacity of Cordyceps Militaris is approximately 72 tons annually. We generated 74.1% and 90.9% of our revenues from Cordyceps Militaris for the years ended December 31, 2011 and 2010, respectively. We believe that we own approximately 19% worldwide market share in the entire cultivated Cordyceps Militaris industry. We plan to continue to focus on Cordyceps Militaris, which is our fastest growing product with the greatest market demand and a significantly high profit margin. To achieve this end, we added three additional production facilities to produce Cordyceps Militaris in 2011 and are expanding our designed annual production capacity to 87 tons for year 2012. .

Organic and Specialty Food

Growth in domestic demand for organic products has been driven by rising incomes in China. Through Harbin Shuaiyi, we act as either a sales agent or a distributor to market and sell organic and specialty food products supplied by third-party producers. These products mainly include Northeast Peculiar Rice. Northeast Peculiar Rice is grown in accordance with organic product standards established by the Chinese Ministry of Agriculture. To qualify as “organic,” food must be produced in an environment which relies upon natural resources, without the use of conventional pesticides, artificial fertilizers, in an appropriate ecological environment, and must undergo a series of scientific and technological quality control processes. Our Northeast Peculiar Rice is rich in protein, fiber fats, amino acids and calcium, iron, zinc, selenium and other elements and vitamins. After years of development, we believe we have become the largest wholesale distributor of organic and specialty food in Heilongjiang Province, China. We plan to increase our focus in our organic and specialty food products business, including efforts to become a producer and increasing our distribution capabilities.

Functional Health Beverages

Through development by our Research and Development team, we introduced the functional beverages featuring the Cordyceps Militaris as a core ingredient in 2010. The beverage products were developed with the health benefits of enhancing immunity, reducing fatigue, enhancing circulations, among other benefits derived from our Cordyceps Militaris. The products are currently available in select areas in Jiangsu and Anhui Province and in our specialty stores located at Daqing and Harbin City. We generated 20.0% and 1.8% of our revenues from our functional health beverages for the years ended December 31, 2011 and 2010, respectively. In 2012, we plan to target mass consumer markets by increasing our distribution channels.

New products under development

We plan to further diversify our Cordyceps Militaris based product mix to cater to different customer tastes and preferences. Currently, we have the following two products under development.

  Cordycepin. Cordycepin is the major bioactive compound of Cordyceps Militaris. Cordycepin has been used as a raw material in various nutraceutical products, cosmetics and drugs worldwide. According to Georges Halpern’s Healing Mushrooms, Cordycepin is medicinally used to treat bacterial infections such as tuberculosis and leprosy as well as possibly inhibiting HIV replication.

  Oral liquids and alcoholic products. As an extension of our different functional beverage products, we endeavor to expand our market presence by introducing additional competitive nutraceutical products to our product offerings. Our new products under development include Cordyceps Militaris based alcoholic products and instant soluble powder oral liquids.

Marketing and Sales

Currently, we have 149 experienced sales and marketing personnel who are responsible for direct sales activities, market research, promotion and advertisement. We strengthen our market presence by employing various types of marketing strategies. We participate in trade shows such as China Sugary and Wine Trade Fair, Harbin International Fair for Trade and Economic Cooperation and Beijing Agriculture Exposition and offer seminars and lectures to local communities regarding the health benefits of our products. These activities help to promote our reputation and name recognition in the industry.

Our sales depend heavily on the sales of our large-pack products to pharmaceutical companies. To support our rapid growth in sales, we plan to further expand our distribution network by selling our small-pack products through direct sales channels, specialty stores and franchise stores.

Raw Materials and Suppliers

Our raw materials primarily consist of carbamide, wheat, glucose, citric acid, bitter salt, peptone, and pupa powder. The price for such material fluctuates depending upon market conditions, as such, any short-term price fluctuations may have a material effect on the Company.

We have established long-term relationships with our key suppliers. However, we do not have fixed price long-term supply contracts. We try to adopt a dual supplier system for raw materials to reduce the exclusive reliance on our key suppliers when possible. In such a case, if our primary suppliers cannot supply us with our raw material for any reason, we may be able to acquire raw material from another supplier to minimize the impact. All of our suppliers must meet our quality standards and delivery requirements consistently in order to remain on our approved supplier list.

The flexible sourcing arrangements are designed to ensure the stable supply of raw materials and promote healthy competition among our suppliers. We believe our supplier arrangements encourage our suppliers to provide high quality raw materials timely and efficiently.

The following table lists major suppliers of our raw materials in 2011:

(All amounts in thousands of US dollars):

		Purchasing Value
Rank	Company Name	in 2011	Location
1	Heilongjiang Xianfeng Agricultural Goods Trading Market Co., Ltd.	$1,769	Harbin
2	Harbin Zhongan Oil Co., Ltd	$1,641	Harbin
3	Nehe Laocai Grain Depot	$542	Nehe
4	Harbin Zhenfengyuan Bio-technology Co., Ltd.	$532	Harbin
5	Daqing Qingzhong Seed Co., Ltd.	$39	Daqing

Our Major Customers

The following table provides information on our major clients in fiscal year 2011:

(All amounts in thousands of US dollars):

				Percentage
				of
Rank	Name	Description of Client	Sales	Total Sales
1	Lai En Century Co. Ltd.	Trading Company in China	$8,792	25.7%
2	Zhejiang Wanfeng Group Pharmaceutical Co., Ltd.	Pharmaceutical Products Producer in China	$1,976	5.8%
3	Disha Pharmaceutical Co., Ltd.	Pharmaceutical Products Producer in China	$1,913	5.6%
4	Xi’an Yizhiliu Pharmaceutical Co., Ltd	Pharmaceutical Products Producer in China	$1,726	5.0%
5	Hangzhou KangYuanTang Ganoderma Lucidum Co., Ltd.	Health Products Producer in China	$1,609	4.7%

Our Competition

Most of our competitors for sales of Cordyceps Militaris products are small-sized local producers and generally have a much lower production capacity. Compared to these competitors, we believe we have a much higher production capacity and more advanced growing and production technology. Our major competitors in China include Dalian Kangrongboer Biotech Co. Ltd., Liaoning Limin Cordyceps Co. Ltd., Hebei Cangzhou Cordyceps Co. Ltd., Henan Huazhong Biotech Co. Ltd., Anshan Huayu Biotech Co. Ltd., Dalian Lanshi Cordyceps Biotech Co. Ltd., Beijing Jingdu Cordyceps Biotech Co. Ltd. , Ningqiang Likangfuxi Biotech Co.Ltd., and Shenyang Juxin Cordyceps Co. Ltd.

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

As described below, on April 10, 2006, we spent RMB 30 million (approximately $4.4 million) in acquiring the technologies of Cordyceps Militaris cultivation from Mr. Runjiao Wang. In 2011 and 2010, our research and development expenses were $186,958 and $114,145, respectively.

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

Our Employees

As of December 31, 2011, we employed a total of 332 full-time employees. The following table sets forth the number of our employees by function.

Function	Number of Employees
Capital Department	5
Sales Department	149
Production Department	125
R&D Department	21
Finance Department	13
Administrative Office	19
TOTAL	332

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages. We believe we maintain good relations with our employees.

Seasonality

The production and sale of our primary product, Cordyceps Militaris, historically have not been subject to seasonal variations. However since a majority of our sales are in China, the timing of the various Chinese holidays such as Lunar Chinese New Year, May and October holidays may have some impact to our revenue cycle.

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

ITEM 1A. RISK FACTORS.

The shares of our stock are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in the. Before purchasing any of the shares of stock, you should carefully consider the following factors relating to our business and prospects. You should pay particular attention to the fact that we conduct all of our operations in China and are governed by a legal and regulatory environment that in some respects differs significantly from the environment that may prevail in the U.S. and other countries. If any of the following risks actually occurs, our business, financial condition or operating results will suffer, the trading price of our stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

Our current business is significantly based on a single product, Cordyceps Militaris, which currently accounts for approximately 74 percent of our revenues, and we may not be able to generate significant revenue if this product fails.

Approximately 74% of our sales for the year ended December 31, 2011 come from a single product, Cordyceps Militaris, and our business may suffer a material adverse impact if this product fails. If we experience difficulties or obstacles in the manufacture and sale of Cordyceps Militaris, we may not be able to generate significant revenues, our business may fail and you would lose all or part of your investment in our company.

We may not be able to grow and harvest sufficient Cordyceps Militaris to satisfy our production requirements and any decline in the amount or quality of Cordyceps Militaris could reduce our sales and negatively affect our results of operations, financial condition and business prospects.

Our Cordyceps Militaris related business and financial results significantly depend on maintaining a consistent and cost-effective supply of wild strains of Cordyceps Militaris. The availability, size and quality of Cordyceps Militaris for the production of our products are subject to risks inherent to growing, such as size, quality, and yield fluctuation caused by technical problems of growing, pest and disease problems, and other factors beyond our control. Because all Cordyceps Militaris used to produce our Cordyceps products are grown by us, we may not be able to locate in a timely manner any third party suppliers who could provide us with sufficient materials to meet our production needs when our self-supply faces significant fluctuations in the availability of Cordyceps Militaris. Therefore, any interruptions to or decline in the amount or quality of our Cordyceps Militaris supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

We rely on contractual arrangements with our VIE Entities for our operations, which may not be as effective in providing control over these entities as direct ownership.

Our operations are dependent on our VIE Entities in which we have no equity ownership interest and must rely on the Contractual Arrangements to control and operate the businesses of the VIE Entities. The Contractual Arrangements may not be as effective in providing control over these entities as direct ownership. For example, if the VIE Entities are unwilling or unable to perform their obligations under the VIE Agreements, including payment of service fees under the Service Agreement as they become due, we will not be able to conduct our operations in the manner currently planned. In addition, the VIE Entities may seek to renew their agreements on terms that are disadvantageous to us. Although we have entered into the VIE Agreements that provide us with substantial ability to control the VIE Entities, we may not succeed in enforcing our rights under them by relying on legal remedies under Chinese law, which may not be adequate. In addition, if we are unable to renew these agreements on favorable terms when these agreements expire, or to enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase.

The principal shareholder of Heilongjiang Shuaiyi has potential conflicts of interest with us, which may adversely affect our business.

Ms. Lianyun Han, our chairman and chief executive officer, is also the principal shareholder of Heilongjiang Shuaiyi. Conflicts of interests between her duties to our company and Heilongjiang Shuaiyi may arise. As Ms. Han is a director and executive officer of our company, she has a duty of loyalty and care to us when there are any potential conflicts of interests between our company and Heilongjiang Shuaiyi. Additionally, Ms. Han has entered into the Voting Rights Agreement with us and executed an irrevocable power of attorney to appoint the person designated by us to be her attorney-in-fact to vote on her behalf on all Heilongjiang Shuaiyi matters requiring shareholder approval. We cannot assure, however, that when conflicts of interest arise, Ms. Han will act completely in our interests or that conflicts of interests will be resolved in our favor. In addition, Ms. Han could violate her employment agreement with us or her legal duties by diverting business opportunities from us to others. In addition, Ms. Han may be able to cause the VIE Agreements to be performed, amended or terminated in a manner adverse to us by, among other things, failing to remit payments to us on a timely basis or operating Heilongjiang Shuaiyi so as to cause harm to our business. If we cannot resolve any conflicts of interest between us and Ms. Han, we would have to rely on legal proceedings, which could result in the disruption of our business.

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

Our success depends on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and product preferences. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, achieve a favorable mix of products, and refine our approach as to how and where we market and sell our products. Through development by our Research and Development team, we introduced the functional beverages featuring the Chinese Golden Grass as a core ingredient in 2010. The beverage products are currently available in select areas in Jiangsu Providence and Anhui Province and in our specialty stores located at Daqing City. We generated 20.0% of our revenues from our functional health beverages in 2011. In 2012, we will be targeting mass consumer markets by introducing additional varieties of specialty beverage products with the health benefits of enhancing immunity, reducing fatigue, enhancing circulations, among other benefits derived from our Cordyceps Militaris. While we have devoted and will continue to devote considerable effort and resources to shape, analyze and respond to consumer preferences by developing new products, consumer spending patterns and preferences cannot be predicted with certainty and can change rapidly. Our failure to adapt our product offering to respond to such changes may result in reduced demand and lower prices for our products, resulting in a material adverse effect on our sales volumes, sales and profits.

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

Our business has grown and evolved rapidly in recent years as demonstrated by our growth in net income for the fiscal year ended December 31, 2011 to $17.0 million, from $13.4 million for the fiscal year ended December 31, 2010. We may not be able to achieve similar growth in future periods, and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Moreover, our ability to achieve satisfactory production results at higher volumes is unproven. Therefore, you should not rely on our past results or our historical rate of growth as an indication of our future performance.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. Under current law, we are subject to this requirement beginning with our annual report for the fiscal year ended December 31, 2007. A report of our management is included under Item 9A of this report, in which our management concluded that our internal controls over our financial reporting were effective for the year ended December 31, 2011. However, in the future, our management may conclude that our internal controls over our financial reporting are not effective due to the identification of one or more material weaknesses. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

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

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions, and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely and your investment in our stock could be rendered worthless.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China where substantially all of our operations and business are located have conducted any due diligence on our operations or reviewed or cleared any of our disclosure.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business take place in China, it may be more difficult for the Staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosure. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of China Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

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

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises’ Share Transfer, or Circular 698, that was released in December 2009 with retroactive effect from January 1, 2008.

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

At times throughout the past decade, there have been recent outbreaks of the highly pathogenic Swine Flu, caused by the H1N1 virus, in certain regions of the world, including parts of China, where all of our manufacturing facilities are located and where all of our sales occur. Our business is dependent upon our ability to continue to manufacture and distribute our products, and an outbreak of the Swine Flu, or a renewed outbreak of SARS, the Avian Flu, or another widespread public health problem in China, could have a negative effect on our operations. Any such outbreak could have an impact on our operations as a result of:

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

Dilution of the per share value of our common stock could result from the conversion of our outstanding Series A Preferred Stock issued to the investors in the recent private placement and the exercise of outstanding warrants that we issued in connection with our previous private placement transactions. As of March 26, 2012, there were 147,820 shares of our Series A Preferred Stock outstanding, which may be converted into our common stock at the option of the holders of the Series A Preferred Stock in whole or in part at any time at an initial conversion ratio of 1-for-10. In addition, as of March 26, 2012, there were outstanding warrants to purchase 1,628,041 shares of our common stock. When the conversion price of the Series A Preferred Stock or the exercise price of the warrants is less than the trading price of our common stock, the conversion of Series A Preferred Stock or the exercise of the warrants would have a dilutive effect on our shareholders. The possibility of the issuance of shares of our common stock upon the conversion of Series A Preferred Stock or exercise of the warrants could cause the trading price of our common stock to decline as well.

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

We currently have one main operating production line and thirteen supplemental production lines of Cordyceps Militaris with an aggregate processing capacity of 72 tons annually.

To meet the expected growth of our business and to broaden our product portfolio, we are in the process of expanding our designed annual production capacity to 87 tons by adding three additional production facilities to produce Cordyceps Militaris. By the end of 2011, the constructions of these new production facilities have been completed and we expect that these new facilities will start operating in 2012.

Harbin Shuaiyi entered into a premise lease agreement with a PRC individual, Liye Qian, on December 28, 2005, pursuant to which Harbin Shuaiyi leased the premise located at 2nd Floor, 2nd Building, No. 41 Xiangdian Street, Xiangfang District, Harbin with an area of 2,400 square meters. The lease term was from January 1, 2006 to December 31, 2010. Harbin Shuaiyi used the facility as an exhibit center for our more than 800 green foods. We paid a monthly rent of RMB 13,000 approximately $1,625) for using this facility. On October 1, 2010, as Harbin Shuaiyi’s legal representative, Xinjun Li entered into a lease agreement with Qingling Zhang, pursuant to which, Harbin Shuaiyi leased the premise located at No. 8, F Suite, Yueshan International Building, Harbin Development Zone with an area of 262.11 square meters. The lease term is from October 1, 2010 to October 1, 2013. We use the facility as an exhibit center for our organic and specialty food products. We paid an annual rent of RMB 240,000 (approximately $38,100) for the first year and such rent increases by 10% annually thereafter. As a result of this new lease agreement, we terminated our lease agreement with Liye Qian.

On April 15, 2011, Heilongjiang Shuaiyi entered into an asset transfer agreement or the Transfer Agreement with Ms. Han. Pursuant to the Transfer Agreement, Heilongjiang Shuiayi acquired an office building located at 54-1 Ganshui Road, Xiangfang District, Harbin, with a construction area of 1,854.1 square meters, from Ms. Han at a cash consideration of RMB 12.75 million (approximately $1.95 million including other incidental costs), which was fully paid in April 2011. The purchase price was determined based on a real property valuation report issued by an independent appraisal firm, Harbin Guoxin Real Estate Appraisal and Consulting Co., Limited on November 11, 2010. Management believes the terms of the purchase transactions and the consideration that the Company paid in connection with this transaction were comparable to the terms available and the amounts that would be paid in an arm’s-length transaction. Management intends to move the corporate headquarters in China to this new office building in 2012.

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

ITEM 4.        MINE SAFETY DISCLOSURES.

Not applicable.

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

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2011
1st Quarter	$3.52	$2.80
2nd Quarter	3.35	2.30
3rd Quarter	3.39	2.00
4th Quarter	2.40	1.42

Year Ended December 31, 2010
1st Quarter	$6.25	$3.16
2nd Quarter	3.95	1.01
3rd Quarter	3.03	2.13
4th Quarter	3.50	2.32

(1) The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 26, 2012, there were approximately 345 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2011 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2011 fiscal year.

Purchases of Equity Securities

On August 24, 2011, the Board of Directors of the Company authorized a repurchase of up to $5 million of the Company’s common stock over twelve (12) months pursuant to a stock repurchase program, or the Repurchase Program. Under the terms of the Repurchase Program, the Company may repurchase shares through open market, negotiated private or block transactions. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares of its common stock, and the program may be extended, modified, suspended or discontinued at any time. The following table provides information relating to the Company’s repurchases of common stock during the fourth quarter of the fiscal year ended December 31, 2011.

				Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased	May Yet be
	Number of	Average	as Part of Publicly	Repurchased under
	Shares	Price Paid	Announced Plans	the Program
Period	Repurchased	per Share	or Programs	(in millions)
October 1, 2011 – October 31, 2011	-	$-	-	$5.00
November 1, 2011 – November 30, 2011	-	$-	-	$5.00
December 1, 2011 – December 31, 2011	4,661	$2.05	4,661	$4.99
Total	4,661		4,661	$4.99

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

Overview

We are a leading China based producer and supplier of premium branded Traditional Chinese Medicine consumer products including commercially cultivated Cordyceps Militaris, organic and specialty food products and functional health beverages.

Our primary product is commercially cultivated Cordyceps Militaris, which is developed from wild strains of Cordyceps Militaris. We sell our products through an extensive nationwide sales and distribution network covering six provinces and ten cities in China. Our Cordyceps Militaris products are grown and processed by Daqing Shuiayi, and are mainly sold to pharmaceutical companies which are further processed into drugs and nutraceutical products or sold directly to consumers in the form of raw material or incorporated into our beverage products. We generated 74.1% and 90.9% of our revenues from Cordyceps Militaris for fiscal years 2011 and 2010, respectively. We believe that we own approximately 19% of the market share in the entire cultivated Cordyceps Militaris industry in China.

We also sell organic and specialty food products through our VIE Entity, Harbin Shuaiyi, which was formed in 2001. After years of development, we believe that we have become the largest wholesale distributor of organic and specialty food in Heilongjiang Province, China.

We introduced the Cordyceps functional health beverages in the fourth quarter of 2010. The non-carbonized beverage products were developed internally and contain the Cordyceps Militaris as a key ingredient. The products are currently being marketed directly to consumers in select cities in Jiangsu and Anhui Province through various distribution channels. We generated 20.0% and 1.8% of our revenues from Cordyceps functional health beverages for fiscal years 2011 and 2010, respectively. The functional health beverages are in the initial commercialization cycle in the Chinese consumer market.

Our sales revenue grew by 41.1% in the fiscal year ended December 31, 2011 to approximately $34.21 million, from approximately $24.24 million for 2010. Our gross margin for 2011 was 75.9%, as compared to 80.9% for 2010.

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

PRC

In 2007, the PRC government promulgated the New EIT Law, and the relevant implementation rules, which became effective on January 1, 2008. Under the New EIT Law and its implementation rules, all domestic and foreign investment companies will be subject to a uniform enterprise income tax at the rate of 25%. As a result, our PRC subsidiaries and VIE Entities are subject to enterprise income tax at the rates of 25% in 2009, 2010 and 2011 except for Daqing Shuaiyi which continued to be entitled to a preferential tax treatment and was subject to a reduced EIT rate of 12.5% in 2009 and 2010.

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

Business Segment Information

Our business operations can be categorized into three segments based on the type of products we manufacture and sell, specifically (i) Cordyceps Militaris, (ii) organic and specialty food products and (iii) functional health beverages.

We grow and sell our Cordyceps products as well as manufacture and distribute our functional health beverages through Daqing Shuaiyi. Harbin Shuaiyi is mainly engaged in the business of selling our organic and specialty food products.

In 2011, our sales revenue from our Cordyceps Militaris was approximately $25.34 million, sales revenue from our organic and specialty food products was approximately $2.02 million and sales revenue from our functional health beverages was $6.85 million.

We expect that majority of our revenue for 2012 will still come from our Cordyceps Militaris products, with an increase in percentage of revenue coming from the functional health beverages as we expand our distribution channels. We also expect that sales and marketing related costs associated with branding and advertising of the functional health beverages will increase as a percentage of revenue.

Additional information regarding our products can be found at Note 20 in our audited consolidated financial statements contained elsewhere in this annual report.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

(All amounts, other than percentage, in thousands of US dollars)

	Year Ended December 31, 2011			Year Ended December 31, 2010
		As a			As a
	In	Percentage		In	Percentage
	Thousands	of Revenue		Thousands	of Revenue
Net revenue	$34,206	100%		$24,242	100%
Cost of goods sold	(8,247)	(24.1%	)	(4,638)	(19.1%	)
Gross profit	25,959	75.9%		19,604	80.9%
Selling expenses	(1,641)	(4.8%	)	(1,093)	(4.5%	)
General and administrative expenses	(2,843)	(8.3%	)	(2,723)	(11.2%	)
Income from operations	21,475	62.8%		15,788	65.1%
Other income and (expenses)
Interest income	194	0.6%		124	0.5%
Foreign exchange differences	61	0.2%		(131)	(0.5%	)

Loss on disposal of fixed assets	-	-%		(103)	(0.4%	)
Change in fair value of warrants	1,054	3.1%		(15)	(0.1%	)
Income before income taxes	22,784	66.6%		15,663	64.6%
Provision for income taxes	(5,801)	(17.0%	)	(2,219)	(9.2%	)
Net income	$16,983	49.6%		$13,444	55.5%

Net Revenue. Our revenues are generated from the sale of our Cordyceps Militaris products, functional health beverages and organic and specialty food products. Revenues increased by $9.96 million, or 41.1%, to $34.21 million in 2011, from $24.24 million in 2010. This increase was mainly attributable to the increase in sales of our core product, Cordyceps Militaris by $3.30 million and the increase in sales of our beverage products by $6.42 million. The increase in sales of our products is driven by the continued increase in market demand for our Cordyceps Militaris beverage products, combined with an increase in average selling price of Cordyceps Militaris products.

Our business operations can be categorized into three segments based on the type of products we manufacture and sell, specifically (i) Cordyceps Militaris, (ii) organic and specialty food products and (iii) functional health beverages. The following table shows the different segments comprising our total sales revenue for the Cordyceps Militaris, beverages and other agricultural products:

Sales Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Year Ended December 31,		Percent
	2011	2010	Change

Components of Sales Revenue
Cordyceps Militaris	$25,338	$22,038	15.0%
Functional Health Beverages	6,850	428	1,500.5%
Organic and Specialty Food Products	2,018	1,776	13.6%

Total revenues	$34,206	$24,242	41.1%

Cost of Goods Sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of goods sold increased by $3.61 million, or 77.8%, to approximately $8.25 million in 2011 from $4.64 million in 2010. This increase was commensurate with increased sales of our core products and increased production costs associated with the launch of functional health beverage products. As a percentage of revenues, the cost of goods sold increased to 24.1% for the year ended December 31, 2011 from 19.1% for year 2010. This increase in cost of goods sold as a percentage of revenue was mainly attributable to costs associated with the launch of our functional health beverages, partially offset by our product mix shift towards smaller packages of Cordyceps Militaris products which have higher gross margins. Our functional health beverages generally have a lower margin than our Cordyceps Militaris products as we outsource the production of the beverages to a third party bottler.

Gross Profit. Our gross profit increased approximately $6.36 million, or 32.4%, to approximately $25.96 million in 2011 from $19.60 million in 2010. Gross profit as a percentage of revenues was 75.9% in 2011, a decrease of 5.0% from 80.9% in 2010. Such percentage decrease was mainly due to a higher volume of sales of functional health beverages which have a lower gross margin than Cordyceps Militaris products. Such decrease was partially offset by the product mix shift towards smaller packages of Cordyceps Militaris products which have higher gross margins.

Selling Expenses. Our selling expenses include sales commissions, cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, and other sales related costs. Selling expenses increased $0.55 million, or 50.5% to $1.64 million in 2011 from $1.09 million in 2010. As a percentage of revenues, selling expenses increased to 4.8% for 2011 from 4.5% in 2010. The increase in the amount and percentage of selling expenses was mainly attributable to the increase in sales commission due to our higher revenues and sales related cost attributable to the rollout of our functional health beverages product line to new distribution channels as well as costs associated with the opening of specialty stores to sell our products, which outpaced the increase in our revenue.

General and Administrative Expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses were $2.84 million in year 2011, compared with $2.72 million in 2010. As a percentage of revenues, general and administrative expenses decreased to 8.3% in 2011 from 11.2% in 2010. The decrease in general and administrative expenses as a percentage of revenue was mainly due to the increase in the revenue which outpaced the increase in general and administrative expenses.

Income Before Income Taxes. Income before income taxes increased approximately $7.12 million, or 45.5%, to approximately $22.80 million in 2011 from $15.66 million in 2010. As a percentage of revenues, income before income taxes increased to 66.6% in 2011 from 64.6% in 2010. The increase in income before income taxes is mainly attributable to the increase in the amount of our gross profit resulting in an increase in income from operations of $5.69 million and increase in other income of $1.43 million mainly as a result of change in fair value of outstanding warrants.

Income Taxes. Nutrastar International Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Nutrastar International Inc. had no income taxable in the United States for the year ended December 31, 2011. New Resources was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes. Oriental Global was formed in Hong Kong and under the current laws of Hong Kong, is not subject to income taxes. Our PRC subsidiary and the VIEs are subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing regulations, both of which became effective on January 1, 2008.

The New EIT Law provides for a grandfathering on tax holidays which were granted under the then effective tax laws and regulations. Therefore, Daqing Shuaiyi had continued to be entitled to a three-year 50% income tax reduction until December 31, 2010. Therefore, Daqing Shuaiyi was subject to a 12.5% income tax rate in 2010 and Harbin Shuaiyi was subject to a tax rate of 25% in 2010. Both entities were subject to an income tax rate of 25% in 2011.

Income taxes increased approximately $3.58 million to $5.80 million in 2011 from $2.22 million in 2010. We paid more taxes in 2011 because of the increase in sales, taxable income and income tax rate as a result of the expiration of the income tax holidays on December 31, 2010 described above.

Net Income. Net income increased approximately $3.54 million, or 26.3%, to $17.00 million in 2011 from $13.44 million in 2010, as a result of the factors described above.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents (excluding restricted cash) of approximately $54.56 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Year Ended December 31,
	2011	2010
Net cash provided by operating activities	$18,796	$15,345
Net cash used in investing activities	(7,404)	(219)
Net cash provided by financing activities	208	4,405
Foreign currency translation adjustment	2,197	1,112
Net cash flow	$13,797	$20,643

Operating Activities

Net cash provided by operating activities was $18.80 million in year ended December 31, 2011, an increase of $3.45 million from $15.35 million in year ended December 31, 2010. The increase in the cash provided by operating activities was mainly attributable to the increase in net income of $3.54 million.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash used in investing activities was $7.40 million in fiscal year 2011, an increase of approximately $7.18 million from approximately $0.22 million used in investing activities in fiscal year 2010. The significant increase of the cash used in investing activities was mainly due to the $5.14 million expenditures associated with the construction and purchase of property, plant and equipment for the organic and specialty food business and the RMB12.75 million ($1.97 million) expenditures including other incidental costs in connection with the purchase of a new corporate headquarter facility in Harbin during the year 2011.

Financing Activities

Net cash provided by financing activities for the fiscal year ended December 31, 2011 was $0.21 million as compared to $4.40 million provided by financing activities in fiscal year 2010. The decrease of the net cash provided by financing activities was mainly attributable to the net proceeds of approximately $5.48 million from the capital raising in June 2010 whereas no capital raising occurred in 2011.

On June 7 and June 28, 2010, we consummated two closings of a private placement transaction and issued in aggregate approximately 197,706 Units consisting of shares of series A preferred stock and warrants to purchase our common stock, to certain investors at a purchase price of $28.56 per unit for gross proceeds of approximately $5.65 million.

We believe that our cash on hand and cash flow from operations will meet our expected capital expenditure and working capital requirements for the next 12 months. We are in the process of significantly expanding our organic and specialty food consumer products business. We expect that the expansion will require capital expenditures of approximately $8.06 million over the next 12 to 18 months, which will be funded from our cash on hand and cash generated from operations. However, we may in the future require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. However, extended holidays in China such as the Lunar Chinese New Year, May and October holidays will impact the Company’s operations due to holiday shut downs. This pattern may change, however, as a result of new market opportunities or new product introductions.

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

Use of estimates
The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the years ended December 31, 2011 and 2010 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments and warrants granted.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life
(In years)
Buildings	20
Machinery and motor vehicles	5-10
Office equipment	2-5

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

Research and development costs
Research and development costs are expensed as incurred, and are charged to general and administrative expenses. Research and development costs were $186,958 and $114,145 for the years ended December 31, 2011 and 2010, respectively.

Advertising costs
The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were $129,030 and $117,635 for the years ended December 31, 2011 and 2010, respectively.

Shipping and handling costs
Substantially all costs of shipping and handling of products to customers are included in selling expense. Shipping and handling costs for the years ended December 31, 2011 and 2010 were insignificant.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	December 31, 2011	December 31, 2010
Balance sheet items, except for equity accounts	US$1=RMB6.3009	US$1=RMB6.6227
Items in the statements of income and cash flows	US$1=RMB6.4588	US$1=RMB6.7695

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

The Company believes that during the years ended December 31, 2011 and 2010, it operated in three business segments – growing and sales of Chinese Golden Grass, which is widely used for Chinese medicine, manufacturing and sale of functional health beverages featuring the Chinese Golden Grass as a core ingredient, and sales of organic and specialty products. The manufacturing and sale of Chinese Gold Grass functional health beverages was launched in the fourth quarter of 2010.

Throughout the years ended December 31, 2011 and 2010, all of the Company’s operations were carried out in one geographical segment - China.

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

Commitments and contingencies
The Company follows FASB ASC Subtopic 450-20, “Loss Contingencies” in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

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

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs. The amendments in this update intend to converge requirements for how to measure fair value and for disclosing information about fair value measurements in US GAAP with International Financial Reporting Standards. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions in ASU 2011-04 will have no material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update require (i) that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (the current option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity is eliminated) and (ii) presentation of reclassification adjustments from OCI to net income on the face of the financial statements. For public entities, the amendments in this ASU are effective for years, and interim periods within those years, beginning after December 15, 2011. The amendments in this update should be applied retrospectively. Early adoption is permitted. The adoption of the provisions in ASU 2011-05 will have no material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08 —Intangibles —Goodwill and Other (Topic 350). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect the adoption of the provisions in this update will have a significant impact on our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11 —Balance Sheet (Topic 210). The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We do not expect the adoption of the provisions in this update will have a significant impact on our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12 —Comprehensive Income (Topic 220). The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, to effectively defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments in this update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. We do not expect the adoption of the provisions in this update will have a significant impact on our consolidated financial statements.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2011 and 2010 begins on page F-1 of this annual report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2011, but was not reported.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

NAME	AGE	POSITION
Lianyun Han	53	Chairperson, Chief Executive Officer and President
Robert Tick	42	Director, Chief Financial Officer and Treasurer
Hongbing Hua	43	Chief Marketing Officer
Chunming Zhang	40	Director
Henry Ngan	38	Director
Virginia P’an	66	Director
Jianbing Zhong	26	Director
Joshua Kurtzig	37	Director

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

Henry Ngan. Mr. Ngan has been the Chief Financial Officer of ZST Digital Networks, Inc. (NASDAQ: ZSTN) since March 2011, a company that is a developer, manufacturer and supplier of digital and optical network equipment to cable system operators and provider of GPS tracking devices and support services for transport-related enterprises in China. From February 2009 to January 2011, Mr. Ngan has served as the Chief Financial Officer of Hong Kong Highpower Technology, Inc. (NASDAQ HPJ), a developer, manufacturer and marketer of nickel-metal hydride (Ni-MH) and lithium-ion (Li-ion) batteries and related products. Prior to joining the company, Mr. Ngan had served as Vice President and Senior Equity Analyst at Brean Murray, Carret & Co., a full service investment bank, in New York City from July 2008, an Equity Research Analyst at Buckingham Research Group in New York, an equity research firm, from June 2004 to January 2008 and at Robotti & Company, a diversified financial services boutique, from October 2002 until June 2004. During his tenure, Mr. Ngan accumulated a significant amount of experience in accounting, auditing, consulting and valuation analysis. Mr. Ngan received a Bachelor’s degree in Accounting from the University at Albany, State University of New York, and an MBA in finance, and information and communication systems from Fordham University. Mr. Ngan is also a Certified Public Accountant licensed in the state of New York.

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

Jianbing Zhong. Mr. Zhong has been with Leichi Investment Limited Company, or Leichi, a financial consulting company, since July 2007 and is principally responsible for managing the company’s legal affairs including the performance of business due diligence and market research, joint project arrangement, private equity financing, corporate strategy planning and business consulting. Over the years, he has participated in many joint projects covering various industries from environmental protection, new materials, new energy and modern agriculture provided to consumer and wholesales franchises. Prior to working with Leichi, Mr. Zhong was at the Fujian Yinsen Group, a company engaged in the business of collection, treatment, disposal and recycling of industrial wastes, from 2005 to 2007 and was responsible for undertaking the company’s legal affairs. Mr. Zhong graduated from The South-Central University for Nationalities with a bachelor’s degree in law.

Joshua Kurtzig. Mr. Kurtzig currently is a partner at a Tangram Capital Partners, an investment management firm focused on Asia. From October 2010 to April 2011, Mr. Kurtzig was a Managing Director at ARC China Holdings Ltd., a Shanghai-based investment manager focused on investments in China, where he is responsible for portfolio management, deal sourcing, and overseeing the establishment of regional RMB funds. Before joining ARC China Holdings Ltd., Mr. Kurtzig was a director at DAC Management LLC from April 2008 to September 2010, an Asia-focused alternative investment manager. From March 2007 to April 2008, Mr. Kurtzig worked as Director and China Representative for Kreab AB, a company provides communication services to corporations, organizations, and government authorities. From February 2006 to March 2007, Mr. Kurtzig was Director of Financial Advisory Services for Stonebridge International LLC, an international advisory firm that helps U.S. and other multinational companies shape and execute strategies to solve problems and seize business opportunities worldwide. He holds a Bachelor’s degree from University of Virginia, a Master of Science degree from the London School of Economics, and an M.B.A. from NYU’s Stern School of Business. Mr. Kurtzig speaks English, French, Mandarin Chinese and Russian.

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

Our Compensation Committee assists the Board of Directors in reviewing and approving the compensation structure of our executive officers, including all forms of compensation to be provided to our executive officers. Our chief executive officer may not be present at any Compensation Committee meeting during which his compensation is deliberated. The Compensation Committee is permitted to delegate its authority in accordance with Nevada law unless prohibited by the Company’s by-laws or the Compensation Committee charter. The Compensation Committee is responsible for, among other things:

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
  reviewing periodically the compensation paid to non-employee directors for annual retainers and meeting fees, if any, and making recommendations to the Board of Directors for any adjustments;
  identifying and recommending to the Board of Directors the directors to serve as members of the Board’s committees; and
  monitoring compliance with our Corporate Governance Guidelines.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in 2011 fiscal year.

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

ITEM 11.      EXECUTIVE COMPENSATION.

Summary Compensation Table – 2011 and 2010

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

				Stock	Option
Name and Principal		Salary	Bonus	Awards	Awards	Total
Position	Year	($)	($)	($)	($)	($)
Lianyun Han,	2011	22,295	1,858	-	-	24,153
CEO and President	2010	20,681	591	-	-	21,272
Robert Tick,	2011	192,000	-	155,000	69,903	416,903
Chief Financial Officer and	2010	69,575	-	70,000	12,096	151,671
Director (1)
Daniel K. Lee,	2011	-	-	-	-	-
former Chief Financial	2010	30,000	-	105,875	-	135,875
Officer (2)

(1)	Robert Tick was appointed as our Chief Financial Officer on July 16, 2010.
(2)	Daniel K. Lee resigned as our Chief Financial Officer on May 5, 2010.
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

Both the options and the restricted shares granted to Mr. Tick are also subject to certain acceleration provisions provided in the stock option agreement and the restricted shares grant agreement, respectively.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officer.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning the fiscal 2011 year-end value of unvested options and restricted shares for Mr. Robert Tick. No other executive officers received unexercised options or stock that has not vested or equity incentive plan awards that remained outstanding as of the end of the fiscal year 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards
Name	Number of securities underlying unexercise d options (#) exercisable	Number of securities underlying unexercise d options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercis e price ($)	Option expiration date	Number of shares or units of sock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Robert Tick	37,500			3.50	6/30/2014	75,000	$152,250	0	0
	37,500			3.50	12/31/2014
		37,500		3.50	6/30/2015
		37,500		3.50	12/31/2015

On January 24, 2011, the Compensation Committee approved the repricing of the options that we granted to Mr. Tick on July 16, 2010. In addition, the vesting schedules of the outstanding options were changed from vesting on an annual basis to vesting on a semi-annual basis.

The terms of the options currently held by Mr. Tick are as follows:

Number of Options	Original Vesting Schedule	Modified Vesting Schedule	Original Exercise Price per Share	Modified Exercise Price per Share
37,500	December 31, 2011	June 30, 2011	$5.00	$3.50

37,500	December 31, 2011	December 31, 2011	$5.00	$3.50
37,500	December 31, 2012	June 30, 2012	$7.00	$3.50
37,500	December 31, 2012	December 31, 2012	$7.00	$3.50

Compensation of Directors

The table below sets forth the compensation of our directors for the fiscal year ended December 31, 2011:

				Non-Equity
	Fees Earned	Stock	Option	Incentive Plan	All Other
	or Paid in	Awards	Awards	Compensation	Compensation	Total
Name	Cash ($)	($)(4)	($)(5)	($)	($)	($)
Lianyun Han(1)	-	-	-	-	24,153	24,153
Chunming Zhang	-	-	-	-	-	-
Henry Ngan	-	59,518	-	-	-	59,518
Virginia P’an	-	44,639	-	-	-	44,639
Jianbing Zhong	-	29,759	-	-	-	29,759
Robert Tick(2)	-	155,000	69,903	-	192,000	416,903
Joshua Kurtzig(3)	-	35,388	-	-	-	35,388

(1)

Ms. Han does not receive additional compensation for her service as our director. The compensation disclosed herein is her compensation for serving as our CEO and President as disclosed in the Summary Compensation Table above.

(2)	Became our director on January 24, 2011. The compensation disclosed herein reflects the compensation Mr. Tick received as the Chief Financial Officer of our company.
(3)	Became our director on January 24, 2011.
(4)

The amounts in the Stock Awards column reflect the aggregate grant date fair values of Restricted Stock, calculated in accordance with FASB ASC Topic 718. These are not amounts paid to or realized by the respective directors.

(5)

The amount reported in the “Option Awards” column reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. These are not amounts paid to or realized by each of the relevant directors.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 26, 2012 (i) by each person who is known by us to beneficially own more than 5% of our voting securities; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Nutrastar International Inc., 7/F Jinhua Mansion, 41 Hanguang Street, Nangang District, Harbin 150080, People’s Republic of China.

		Shares Beneficially Owned(1)
		Common Stock(2)		Series A Preferred Stock(3)
Name and Address of						% Total
Beneficial
Owner	Office, If		% of		% of	Voting (4)
	Any	Shares	Class	Shares	Class	Power
		Directors and Officers
Lianyun Han	Chairperson, President and CEO	8,949,424(5)	59.58%	-	*	54.24%
Robert Tick	Director, Chief Financial Officer and Treasurer	150,000	*	-	*	*
Hongbin Hua	Chief Marketing Officer	-	*	-	*	*
Chunming Zhang	Director	-	*	-	*	*
Henry Ngan	Director	30,000	*	-	*	*
Virginia P’an	Director	22,500	*	-	*	*
Jianbing Zhong	Director	15,000	*	-	*	*
Joshua Kurtzig	Director	17,000	*	2,750	1.86%	*
All officers and directors as a group (8 persons named above)		9,183,924	60.84%	2,750	1.86%	55.58%
		5% Security Holders
New Zealand WAYNE’s Investment Holdings Co., Ltd. 4/F, Yushan Plaza No.51 Yushan Road Harbin, China 150090 (5)		8,949,424(5)	59.58%	-	*	54.24%
ARC China Investment Funds(6) Banque Privée Edmond de Rothschild Europe 20, Boulevard		495,397(6)	3.19%	56,542	38.25%	6.25%

Emmanuel Servais L-2535 Luxembourg
Gal Shmuel Dymant(7) Suite 1806, Building A Oriental Media Centre 4 Guanghua Road Chaoyang District, Beijing 100026 People’s Republic of China		63,866(7)	*	13,306	9.00%	1.19%
Accretive Capital Partners, LLC(8) 16 Wall Street, 2nd Floor Madison, CT 06443		260,569	1.73%	45,000	30.44%	4.31%
Lianyun Han	Chairperson, President and CEO	8,949,424(5)	59.58%	-	*	54.24%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)	Based on 15,020,470 shares of common stock issued and outstanding as of March 26, 2012.

(3)

Based on 147,820 shares of Series A Preferred Stock issued and outstanding as of March 26, 2012. Each share of Series A Preferred Stock is convertible initially into ten (10) shares of common stock (subject to customary adjustments for stock splits, combinations, or equity dividends on common stock). Holders of Series A Preferred Stock vote with the holders of common stock on all matters on an “as converted” basis. See “Description of Securities – Preference Shares” below for more information regarding our Series A Preferred Stock.

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

(6)

Includes 487,397 shares underlying a warrant to purchase our common stock. ARC China, Ltd. serves as the investment manager for ARC China Investment Funds. By virtue of the arrangement between ARC China, Ltd. and ARC China Investment Funds, ARC China, Ltd. may be deemed to beneficially own the shares of the Company directly held by ARC China Investment Funds. Investment decisions concerning securities held directly by ARC China Investment Funds are made by ARC China, Ltd. and its investment professionals, subject to review and approval by the board of directors of ARC China Investment Funds. The foregoing information is derived from a Schedule 13D filed with the SEC by ARC China, Ltd. and ARC China Investment Funds on February 17, 2012.

(7)	Includes 63,866 shares underlying a warrant to purchase our common stock.

(8)	Richard Fearon is the managing partner of Accretive Capital Partners, LLC and has sole voting and investment control over the securities held by Accretive Capital Partners, LLC.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of fiscal year 2011 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	150,000(2)	$3.50	30,000
Equity compensation plans not approved by security holders	-	-	-
Total	150,000	$3.50	30,000

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2011 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

  On September 12, 2008, the Shareholder entered into separate Earn-In Agreements with the Founders of Heilongjiang Shuaiyi, including our chairperson and chief executive officer, Lianyun Han. Pursuant to the Earn-In Agreements, each Founder has an option to purchase shares of the Shareholder’s ordinary shares at a purchase price of $0.01 per share (the par value of the Shareholder’s ordinary shares), provided that the aggregate price with respect to the shares eligible to be purchased relating to the satisfaction of condition (4) below is the sum of $0.01 per share, multiplied the number of such shares, plus $1,000, upon the satisfaction of each of the following conditions: (1) six months have expired since the date of the Share Exchange Agreement, provided that on or before that date, the Founder and Heilongjiang Shuaiyi have entered into a binding employment agreement and the Founder is employed by Heilongjiang Shuaiyi pursuant to that agreement on such date; (2) the SEC has declared a registration statement filed by the Company under the Securities Act effective, or investors who purchased common stock from the Company pursuant to a securities purchase agreement being able to sell their common stock under Rule 144; (3) Heilongjiang Shuaiyi and its subsidiaries have achieved not less than $1,560,000 in after-tax net income, as determined under US GAAP for the six months ended June 2009; and (4) Heilongjiang Shuaiyi has achieved not less than $3,900,000 in pre-tax profits, as determined under US GAAP for the fiscal year ending 2009. Notwithstanding the foregoing, for purposes of determining whether or not the financial thresholds described above have been achieved, the purchase of the shares by the Founder or any other person designated by the Founder shall not be deemed to be an expense, charge, or other deduction from revenues of the Company even though GAAP may require contrary treatment. Each Founder may purchase 25% of the total number of shares that he or she is eligible to purchase under his or her Earn-In Agreement upon the satisfaction of each condition described above and the aggregate number of shares eligible for purchase by all of the Founders under the Earn-In Agreements is 100,000. On February 12, 2009, each Founder and the Shareholder entered into the First Amendment to amend the definition of the first condition. As a result, pursuant to the First Amendment, in order to satisfy the first condition for each Founder, only Ms. Lianyun Han needs to enter into a binding employment agreement with Heilongjiang Shuaiyi within six months after the date of the Share Exchange Agreement.

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

  On April 15, 2011, Heilongjiang Shuaiyi entered into an asset transfer agreement, or the Transfer Agreement, with Ms. Han. Pursuant to the Transfer Agreement, Heilongjiang Shuiayi acquired an office building located at 54-1 Ganshui Road, Xiangfang District, Harbin, with a construction area of 1854.1 square meters, from Ms. Han at a cash consideration of RMB 12.75 million (approximately $1.95 million including other incidental costs), which was fully paid in April 2011. The purchase price was determined based on a real property valuation report issued by an independent appraisal firm, Harbin Guoxin Real Estate Appraisal and Consulting Co., Limited on November 11, 2010. Management believes the terms of the purchase transactions and the consideration that the Company paid in connection with this transaction were comparable to the terms available and the amounts that would be paid in an arm’s-length transaction.

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

Parents of the Company

New Zealand WAYNE’s Investment Holdings Co., Ltd. currently owns 54.24% of Nutrastar International Inc.

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

	2011	2010

Audit fees (1)	$157,000	$117,000
Audit-related fees (2)	13,500	3,200
Tax fees	-	-
All other fees	-	-
Total	$170,500	$120,200

The following table represents fees billed to the Company for professional audit services rendered by AGCA, Inc., or AGCA:

	2011	2010

Audit fees (1)	$8,500	$104,861
Audit-related fees (2)	-	31,000
Tax fees	-	-
All other fees	-	-
Total	$8,500	$135,861

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

On July 12, 2010 we dismissed AGCA as our independent registered public accounting firm. The decision to change our principal accountants was made by our Board of Directors. On July 12, 2010, we engaged Crowe Horwath as our new independent registered public accounting firm. See more information from the Current Report on Form 8-K filed on July 16, 2010.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors or the Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit services performed by Crowe Horwath for our consolidated financial statements as of and for the year ended December 31, 2011. Our Board of Directors delegated its pre-approval authority regarding the non-audited services to its Chair. The Chair of our Board of Directors pre-approved the non-audit services performed by Crowe Horwath for our consolidated financial statements as of and for the year ended December 31, 2011.

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

Exhibit No.	Description
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

10.37	Indemnification Agreement, dated October 5, 2010, by and between the Company and Robert Tick [Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on

Exhibit No.	Description
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

10.47

Lease Agreement, dated May 1, 2010, between Qingling Zhang and Xinjun Li (English Translation) [Incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed on March 29, 2011].

10.48

Labor Agreement (English Translation) between Heilongjiang Shuaiyi New Energy Development Co., Ltd. and Lianyun Han, dated December 7, 2009 [Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed on March 29, 2011].

10.49

Labor Agreement (English Translation) between Daqing Shuaiyi Biotech Co., Ltd. and Lianyun Han, dated December 7, 2009 [Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed on March 29, 2011].

10.50

Asset Transfer Agreement, by and between Heilongjiang Shuaiyi New Energy Development Co., Ltd. and Lianyun Han, dated April 15, 2011 [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011].

10.51

Restricted Shares Grant Agreement, dated August 11, 2011, by and between the Company and Joshua Kurtzig [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2011].

10.52

Amendment No. 1 to the Securities Purchase Agreement, dated August 24, 2011, by and between the Company and ARC China Investment Funds [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2011].

10.53	Lock-up Agreement, dated August 24, 2011, by and between the Company and ARC China Investment Funds [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on

Exhibit No.	Description
August 25, 2011].

14.1	Amended and Restated Code of Ethics, adopted October 5, 2010 [Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

21	Subsidiaries of the Company [Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed on March 29, 2011].

23.1	Consent of Crowe Horwath (HK) CPA Limited, Independent Registered Public Accounting Firm.*

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Audit Committee Charter, adopted October 5, 2010 [Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

99.2	Compensation Committee Charter, adopted October 5, 2010 [Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

99.3	Governance and Nominating Committee Charter, adopted October 5, 2010 [Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

99.4	Form of Termination Agreement, dated October 22, 2010 [Incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2010].

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized .

Date: March 28, 2012

NUTRASTAR INTERNATIONAL INC.

By:	/s/ Lianyun Han
Lianyun Han
Chief Executive Officer

By:	/s/ Robert Tick
Robert Tick
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lianyun Han	Chairperson, Chief Executive Officer and President	March 28, 2012
Lianyun Han	(Principal Executive Officer)

/s/ Robert Tick	Director, Chief Financial Officer and Treasurer	March 28, 2012
Robert Tick	(Principal Financial and Accounting Officer)

/s/ Hongbin Hua	Chief Marketing Officer	March 28, 2012
Hongbin Hua

/s/ Chunming Zhang	Director	March 28, 2012
Chunming Zhang

/s/ Henry Ngan	Director	March 28, 2012
Henry Ngan

/s/ Virginia P’an	Director	March 28, 2012
Virginia P’an

/s/ Jianbing Zhong	Director	March 28, 2012
Jianbing Zhong

/s/ Joshua Kurtzig	Director	March 28, 2012
Joshua Kurtzig

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Nutrastar International Inc.

We have audited the accompanying consolidated balance sheets of Nutrastar International Inc. (“Company”) and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2, the consolidated financial statements were prepared in accordance with Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities.

/s/ Crowe Horwath (HK) CPA Limited
Hong Kong, China
March 28, 2012

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$54,556,329	$40,758,848
Restricted cash	4,170	193,075
Accounts receivable	82,516	261,223
Inventories	898,871	867,761
Prepayments and other receivables	1,194,466	289,502
Total current assets	56,736,352	42,370,409
OTHER ASSETS
Intangible assets, net	2,024,593	2,379,435
Property, plant and equipment, net	12,395,567	10,248,989
Construction in process	5,271,609	-

Total assets	$76,428,121	$54,998,833

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,339	$125,843
Other payables and accruals	1,064,045	746,643
Taxes payable	2,585,738	696,519
Due to a related party	80,648	51,339
Preferred stock dividend payable	529,851	181,181
Warrants liabilities	144,411	1,198,273
Total current liabilities	4,411,032	2,999,798
Total liabilities	4,411,032	2,999,798
COMMITMENTS AND CONTINGENCIES (Note 19)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, (1,000,000 shares authorized, 147,820 shares and 197,706 shares issued and outstanding, respectively; aggregate liquidation preference amount: $4,138,960 and $5,535,768, plus accrued but unpaid dividend of $529,851 and $181,181, at December 31, 2011 and 2010, respectively)	3,371,206	4,508,914
Common stock, $0.001 par value, 190,000,000 shares authorized; 14,962,631 shares issued and 14,957,970 shares outstanding at December 31, 2011; 14,332,731 shares issued and outstanding at December 31, 2010	14,963	14,333
Additional paid-in capital	17,180,280	15,541,207
Treasury stock, at cost, 4,661 shares and nil as of December 31, 2011 and December 31, 2010, respectively	(9,553)	-
Statutory reserves	3,076,552	1,348,071
Retained earnings	43,167,074	28,326,896
Accumulated other comprehensive income	5,216,567	2,259,614
Total stockholders’ equity	72,017,089	51,999,035

Total liabilities and stockholders’ equity	$76,428,121	$54,998,833

See accompanying notes to consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLARS)

	Year Ended December 31,
	2011	2010

NET REVENUE	$34,205,954	$24,241,688

Cost of goods sold	(8,246,853)	(4,637,951)

GROSS PROFIT	25,959,101	19,603,737

Selling expenses	(1,640,796)	(1,092,598)
General and administrative expenses	(2,843,298)	(2,722,939)

Income from operations	21,475,007	15,788,200

Other income (expenses):
Interest income	193,742	124,036
Foreign exchange differences	60,988	(130,779)
Loss on disposal of fixed assets	-	(102,675)
Change in fair value of warrants	1,053,862	(15,413)
Total other income (expenses)	1,308,592	(124,831)

Income before income taxes	22,783,599	15,663,369

Provision for income taxes	(5,800,632)	(2,219,190)

NET INCOME	16,982,967	13,444,179

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	2,956,953	1,286,698

COMPREHENSIVE INCOME	$19,939,920	$14,730,877

Earnings per share
Basic	$1.12	$0.80
Diluted	$1.04	$0.79

Weighted average number of shares outstanding
Basic	14,784,564	14,327,799
Diluted	16,339,999	14,476,349

See accompanying notes to consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLARS)

									Accumulated
	Preferred Stock		Common Stock						Other
			Outstanding		Additional				Comprehen
	Number		Number		Paid-in	Treasury	Statutory	Retained	sive
	of Shares	Amount	of Shares	Amount	Capital	Stock	Reserves	Earnings	Income	Total

Balance at January 1, 2010	-	$-	14,297,731	$14,298	$4,715,891	$-	$1,341,687	$16,858,012	$972,916	$23,902,804

Net income	-	-	-	-	-	-	-	13,444,179	-	13,444,179
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	1,286,698	1,286,698
Issuance of preferred stock and warrants	197,706	2,721,184	-	-	1,787,730	-	-	-	-	4,508,914
Amortization of preferred stock discount resulting from accounting for a beneficial conversion feature, deemed analogous to a dividend	-	1,787,730	-	-	-	-	-	(1,787,730)	-	-
VIE acquisition payable (Note 1)	-	-	-	-	8,936,150	-	-	-	-	8,936,150
Fair value of placement agent warrant liabilities	-	-	-	-	(45,495)	-	-	-	-	(45,495)
Issuance fees and costs	-	-	-	-	(162,360)	-	-	-	-	(162,360)
Preferred stock dividend	-	-	-	-	-	-	-	(181,181)	-	(181,181)
Appropriation of statutory reserves	-	-	-	-	-	-	6,384	(6,384)	-	-
Issuance of IR warrants	-	-	-	-	89,435	-	-	-	-	89,435
Share-based payment	-	-	35,000	35	219,856	-	-	-	-	219, 891
Balance at December 31, 2010	197,706	$4,508,914	14,332,731	$14,333	$15,541,207	-	$1,348,071	$28,326,896	$2,259,614	$51,999,035

Net income	-	-	-	-	-	-	-	16,982,967	-	16,982,967
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	2,956,953	2,956,953
Preferred stock converted into common stock	(49,886)	(1,137,708)	498,860	498	1,137,210	-	-	-	-	-
Preferred stock dividend converted into common stock	-	-	23,540	24	65,614	-	-	-	-	65,638
Preferred stock dividend	-	-	-	-	-	-	-	(414,308)	-	(414,308)
Appropriation of statutory reserves	-	-	-	-	-	-	1,728,481	(1,728,481)	-	-
Restricted stock unit vesting	-	-	107,500	108	(108)	-		-	-	-

Share-based payment	-	-		-	394,207	-		-	-	394,207
Repurchase of common stock	-	-	(4,661)	-	-	(9,553)		-	-	(9,553)
Issuance of restricted shares to IR	-	-	-	-	42,150	-	-	-	-	42,150

Balance at December 31, 2011	147,820	$3,371,206	14,957,970	$14,963	$17,180,280	$(9,553)	$3,076,552	$43,167,074	$5,216,567	$72,017,089

See accompanying notes to consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)

	Year Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,982,967	$13,444,179
Adjustments to reconcile net income to cash provided by operating activities:
Change in fair value of warrants	(1,053,862)	15,413
IR warrant and restricted stock expense	79,415	52,170
Depreciation and amortization	1,142,635	1,019,188
Share-based compensation expense	394,207	219,891
Loss from disposal of fixed assets	-	102,675
(Increase) decrease in assets:
Accounts receivable	187,353	(38,204)
Inventories	12,885	(227,528)
Prepayments and other receivables	(912,759)	1,406
Increase (decrease) in liabilities:
Accounts payable	(122,853)	122,243
Other payables and accruals	277,540	275,183
Taxes payable	1,808,330	358,768
Net cash provided by operating activities	18,795,858	15,345,384

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment and construction in progress	(7,613,286)	(421,638)
Proceeds from disposal of fixed assets	209,177	203,086
Net cash used in investing activities	(7,404,109)	(218,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(9,553)	-
Net proceeds from Private Placement	-	5,483,919
Decrease in restricted cash	188,905	(193,075)
Repayment of payables for intangible asset	-	(886,328)
Advance from a related party	29,309	-
Net cash provided by financing activities	208,661	4,404,516

Foreign currency translation adjustment	2,197,071	1,111,823

INCREASE IN CASH AND CASH EQUIVALENTS	13,797,481	20,643,171
CASH AND CASH EQUIVALENTS, at the beginning of the year	40,758,848	20,115,677

CASH AND CASH EQUIVALENTS, at the end of the year	$54,556,329	$40,758,848

NON-CASH TRANSACTIONS
Preferred stock and dividend converted into common stock	$1,203,346	$-
Preferred stock dividend payable	414,308	181,181
Share-based payment to officers and directors under equity incentive plan	394,207	219,891
Share-based payment – IR warrants and restricted stock	42,150	52,170
Release of VIE acquisition payable	-	8,936,150
SUPPLEMENTAL DISCLOSURE INFORMATION
Income taxes paid	$4,210,323	$2,214,334

See accompanying notes to consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

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

On January 11, 2010, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada, pursuant to which the Company further changed its name from "Shuaiyi International New Resources Development Inc." to "Nutrastar International Inc."

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
For the Years Ended December 31, 2011 and 2010

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

NOTE 1               DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

As of December 31, 2011, details of the subsidiaries and affiliates of the Company are as follows:

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

NOTE 2               SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

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

Use of estimates
The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the years ended December 31, 2011 and 2010 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments and warrants granted.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life
(In years)
Buildings	20
Machinery and motor vehicles	5-10
Office equipment	2-5

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
For the Years Ended December 31, 2011 and 2010

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
For the Years Ended December 31, 2011 and 2010

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

Research and development costs
Research and development costs are expensed as incurred, and are charged to general and administrative expenses. Research and development costs were $186,958 and $114,145 for the years ended December 31, 2011 and 2010, respectively.

Advertising costs
The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were $129,030 and $117,635 for the years ended December 31, 2011 and 2010, respectively.

Shipping and handling costs
Substantially all costs of shipping and handling of products to customers are included in selling expense. Shipping and handling costs for the years ended December 31, 2011 and 2010 were insignificant.

Comprehensive income
FASB ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes foreign currency translation adjustments.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

NOTE 2               SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	December 31, 2011	December 31, 2010
Balance sheet items, except for equity accounts	US$1=RMB6.3009	US$1=RMB6.6227
Items in the statements of income and cash flows	US$1=RMB6.4588	US$1=RMB6.7695

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

Segment reporting
The Company follows FASB ASC Topic 280, “Segment Reporting”, which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and evaluating their performance.

The Company believes that during the years ended December 31, 2011 and 2010, it operated in three business segments – growing and sales of Chinese Golden Grass, which is widely used for Chinese medicine, manufacturing and sale of functional health beverages featuring the Chinese Golden Grass as a core ingredient, and sales of organic and specialty products. The manufacturing and sale of Chinese Gold Grass functional health beverages was launched in the fourth quarter of 2010.

Throughout the years ended December 31, 2011 and 2010, all of the Company’s operations were carried out in one geographical segment - China.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

NOTE 2               SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Commitments and contingencies
The Company follows FASB ASC Subtopic 450-20, “Loss Contingencies” in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

NOTE 2               SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Recent accounting pronouncements (continued)
In September 2011, the FASB issued ASU No. 2011-08 —Intangibles —Goodwill and Other (Topic 350). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11 —Balance Sheet (Topic 210). The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12 —Comprehensive Income (Topic 220). The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, to effectively defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments in this update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	December 31,	December 31,
				2011	2010
Liabilities:
Derivative instruments – Warrants	$—	$144,411	$—	$144,411	$1,198,273
Total	$—	$144,411	$—	$144,411	$1,198,273

The carrying values of cash and cash equivalents, trade and other receivables and payables approximate their fair values due to the short maturities of these instruments.

There was no asset or liability measured at fair value on a non-recurring basis as of December 31, 2011 and 2010.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

NOTE 3               FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (CONTINUED)

For stock-based derivative financial instruments, the Company uses Monte-Carlo simulation methods to value the derivative instruments at inception and on subsequent valuation dates using the following assumptions;-

	December 31,
	2011	2010
Series C Warrants to investors and placement agent (issued on June 7, 2010)
Market price of common stock:	$2.00	$3.48
Exercise price:	$3.40	$3.40
Remaining contractual life (years):	1.43	2.43
Dividend yield:	−	−
Expected volatility:	48.21%	54.65%
Risk-free interest rate:	0.16%	0.761%
Fair value – Series C Warrants to investors and placement agent	$89,040	$740,397

Series C Warrants to investors and placement agent (issued on June 28, 2010)
Market price of common stock:	$2.00	$3.48
Exercise price:	$3.40	$3.40
Remaining contractual life (years):	1.49	2.49
Dividend yield:	−	−
Expected volatility:	48.35%	54.65%
Risk-free interest rate:	0.169%	0.784%
Fair value – Series C Warrants to investors and placement agent	$55,371	$457,876

Total	$144,411	$1,198,273

NOTE 4               RESTRICTED CASH

As of December 31, 2011, $4,170 in total was held in escrow according to the agreements in connection with the private placements consummated in June 2010, which is further disclosed in Note 12.

Restricted cash consisted of the following:

	December 31,
	2011	2010

Restricted cash - compensation for Chief Financial Officer	$4,170	$193,075

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

NOTE 5               ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	December 31,
	2011	2010

Accounts receivable	$82,516	$261,223
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$82,516	$261,223

No allowance was deemed necessary as of December 31, 2011 and 2010.

NOTE 6               INVENTORIES

Inventories by major categories are summarized as follows:

	December 31,
	2011	2010

Raw materials	$288,003	$338,415
Work in progress	394,029	363,240
Finished goods	216,839	166,106

Total	$898,871	$867,761

NOTE 7               PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	December 31,
	2011	2010

Prepayments for raw material purchasing	$1,182,880	$-
Other prepayments	-	78,932
Other receivables, net of $nil allowance	11,586	210,570

	$1,194,466	$289,502

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

NOTE 8               INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	December 31,
	2011	2010

Computer software, cost	$1,576	$1,499
Exclusive right to use a secret process, cost	4,763,137	4,531,694
Less: Accumulated amortization	(2,740,120)	(2,153,758)

	$2,024,593	$2,379,435

In April 2006, the Company purchased from a third party a ten-year exclusive right to use a secret process and method in the cultivation and growing of Chinese Golden Grass, which is widely used for traditional Chinese medicine, for a cash consideration of RMB30,000,000, payable over five years. The exclusive right is amortized over its term of ten years using the straight-line method.

Amortization expense was $464,719 and $443,389 for the years ended December 31, 2011 and 2010, respectively. The estimated expense of the intangible assets over each of the next five years will be:-

2012	$476,364
2013	476,364
2014	476,364
2015	476,364
2016	119,137

$2,024,593

NOTE 9               PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31,
	2011	2010
Cost:
Buildings	$14,901,670	$12,075,666
Office equipment	28,267	25,732
Machinery	133,353	126,873
Motor vehicles	115,386	56,543
Total cost	15,178,676	12,284,814
Less: Accumulated depreciation	(2,783,109)	(2,035,825)
Net book value	$12,395,567	$10,248,989

Depreciation expense for the years ended December 31, 2011 and 2010 was $677,916 and $575,799, respectively.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

NOTE 10      CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:

	December 31,
	2011	2010
Construction of:
Buildings (green houses and cold studios)	$5,271,609	$-

NOTE 11      OTHER PAYABLES, ACCRUALS AND TAXES PAYABLE

Other payables and accruals consisted of the following:

	December 31,
	2011	2010
Accrued staff costs	$953,605	$627,791
Other payables	110,440	118,852
	$1,064,045	$746,643

Taxes payable consisted of the following:

	December 31,
	2011	2010
Value added tax	$661,618	$349,585
Income tax	1,855,126	214,033
Others	68,994	132,901
	$2,585,738	$696,519

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

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

On August 24, 2011, the Board of Directors of the Company authorized a repurchase of up to $5 million of the Company’s common stock over twelve months (the “Repurchase Program”). In connection with the adoption of the Repurchase Program, the Company entered into an amendment agreement (“Amendment No. 1”) with the investors to amend the Securities Purchase Agreement. Specifically, under Amendment No. 1, the Company may use the proceeds for general corporate and working capital purposes and acquisition of assets, businesses or operations or for other purposes that the Board of Directors in good faith deems to be in the best interest of the Company, including the repurchase or redemption of shares of the Company’s capital stock.

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

During the year ended December 31, 2011, the Company repurchased 4,661 shares of its common stock under the Repurchase Program at a weighted-average price of $2.05 per share for an aggregate purchase cost of $9,553. As of December 31, 2011, the Company had approximately $4.99 million available under the existing $5 million Repurchase Program.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

NOTE 12      STOCKHOLDERS’ EQUITY (CONTINUED)

Escrow Agreement
In connection with the Securities Purchase Agreement, the Company entered into an escrow agreement (the "Escrow Agreement") pursuant to which the parties agreed to deposit the investment amount received from the investors into escrow to be released upon the occurrence of the events set forth in the Escrow Agreement. In addition, the Company agreed that $100,000 out of the investment amount will remain in escrow and will be disbursed to an investor relations firm hired by the Company, all of which was released to the investor relations firm during the third quarter of 2010. The Company also agreed that an additional $250,000 will remain in escrow and will be used as compensation for the Chief Financial Officer of the Company, of which $188,905 and $56,925 had been released in 2011 and 2010, respectively, and the remainder will be released from escrow as the compensation is paid (See Note 4).

Allocation of Proceeds in the Private Placement
The guidance provided in ASC 470-20-30-5 has been applied to the amount allocated to the convertible Series A Preferred Stock, and the effective conversion price has been used, to measure the intrinsic value, if any, of the embedded conversion option. The fair value of the embedded conversion features of the Series A Preferred Stock of $1,143,198 and $644,532 were calculated using the intrinsic value model in accordance with the guidance provided in ASC Topic 470-20-30-6 (formerly EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”) and limited to the amount of the proceeds allocated to the convertible instrument on June 7, 2010 and June 28, 2010, respectively. The intrinsic value of the beneficial conversion feature was calculated by comparing the effective conversion price, which was determined based on the proceeds from the private placement allocated to the convertible Series A Preferred Stock, and the market price of the Company’s common stock of $3.20 and $3.16 on June 7, 2010 and June 28, 2010, respectively. The fair value of $1,143,198 and $644,532 of the beneficial conversion feature has been recognized as a reduction to the carrying amount of the convertible Series A Preferred Stock and an addition to paid-in capital.

The following table sets out the allocation of the proceeds from the Private Placement:

Proceeds of the private placement on June 7, 2010	$3,524,342
Allocation of proceeds to Series C Warrants to investors	(718,698)
Allocation of proceeds to beneficial conversion feature	(1,143,198)
Amortization of discount resulting from the accounting for a beneficial conversion feature	1,143,198
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	$2,805,644
Preferred stock converted into common stock	(85,546)
Convertible Series A Preferred Stock at December 31, 2011	$2,720,098

Proceeds of the private placement on June 28, 2010	$2,121,938
Allocation of proceeds to Series C Warrants to investors	(418,668)
Allocation of proceeds to beneficial conversion feature	(644,532)
Amortization of discount resulting from the accounting for a beneficial conversion feature	644,532
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	$1,703,270
Preferred stock converted into common stock	(1,052,162)
Convertible Series A Preferred Stock at December 31, 2011	$651,108

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

NOTE 12      STOCKHOLDERS’ EQUITY (CONTINUED)

Allocation of Proceeds in the Private Placement (continued)
In accordance with ASC Topic 470-20-30-6, the discount on the Series A Preferred Stock resulting from the accounting for a beneficial conversion feature was amortized and charged to retained earnings, because the Series A Preferred Stock is immediately convertible upon issuance and has no stated redemption date. Amortization of the discount resulting from the accounting for a beneficial conversion feature is considered analogous to a return to holders of perpetual preferred stock and has been accounted for as a reduction to net income available to common stockholders for the purpose of calculation of earnings per share.

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
For the Years Ended December 31, 2011 and 2010

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
For the Years Ended December 31, 2011 and 2010

NOTE 12      STOCKHOLDERS’ EQUITY (CONTINUED)

Accounting for Series A Preferred Stock (continued)
During the year ended December 31, 2011 and 2010, 49,886 shares and nil, respectively, of Series A Preferred Stock were converted into 498,860 shares of common stock at a 1 for 10 ratio. In addition, during the year ended December 31, 2011, 23,540 shares of common stock were issued to the investors as settlement of stock dividends of $65,638.

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

The exercise price and number of shares of common stock issuable upon exercise of the Series C Warrants may be adjusted for: 1) upon issuance of additional stock lower than the exercise price; 2) upon subdivision or combination of common stocks; or 3) upon distribution of assets and other dilutive events.

Accounting for Series A, Series B and Series C Warrants

Series A and Series B Warrants issued to certain investors on December 17, 2009 to purchase 500,000 shares of the Company’s common stock remained outstanding at December 31, 2011 had a term of three years and exercise prices of $3.25 and $4.00 per share, respectively. These warrants contain standard anti-dilution provisions for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction. Because these warrants do not contain any contingent exercise provisions and their settlement amount will equal the difference between the fair value of a fixed number of the Company’s equity shares and a fixed strike price, these warrants, which are freestanding instruments, qualify for the scope exception under the guidance provided in ASC 815-40-15-5 through 815-40-15-8, and are considered indexed to the Company’s own stock. Accordingly, Series A and Series B Warrants have been classified as equity.

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
For the Years Ended December 31, 2011 and 2010

NOTE 12      STOCKHOLDERS’ EQUITY (CONTINUED)

Accounting for Series A, Series B and Series C Warrants (continued)
As of December 31, 2011, the fair value of these outstanding Series C Warrants was determined to be $144,411, accordingly, the Company recorded ($1,053,862) and $15,413 in other income related to the change in the fair value of the Series C Warrants during the years ended December 31, 2011 and 2010, respectively.; There is no cash flow impact for the warrant liability until the Series C Warrants are exercised.

The following table presents a reconciliation of the warrant liabilities measured at fair value on a recurring basis using Level 2 from January 1, 2010 to December 31, 2011:

Warrant liabilities
Balance at January 1, 2010	$-
Issuance of warrants	1,182,860
Change in fair value included in earnings	15,413
Balance at December 31, 2010	$1,198,273
Change in fair value included in earnings	(1,053,862)
Balance at December 31, 2011	$144,411

IR Warrants
On May 27, 2010, the Company entered into an investor relations agreement with a consultant in which the consultant would provide certain consulting services to the Company for a term of one year. In exchange for the consulting services provided, the consultant should receive (i) a cash fee of $100,000 and (ii) 100,000 warrants (the “IR Warrants”) at an exercise price of $3.80 and a term of three years from issuance date. The above 100,000 IR Warrants were issued on July 1, 2010. The grant date fair value of these IR warrants was estimated at $89,435 using Black-Scholes valuation model and $37,265 and $52,170 were charged as general and administrative expenses during the years ended December 31, 2011 and 2010, respectively.

Warrants issued and outstanding at December 31, 2011, and changes during the two years then ended, are as follows:

		Weighted	Average
	Number of	Average	Remaining
	underlying	Exercise	Contractual Life
	shares	Price	(years)
Balance, January 1, 2010	500,000	3.63	2.96
Granted	1,088,501	3.44	3.00
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2010	1,588,501	$3.50	2.29
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-
Outstanding at December 31, 2011	1,588,501	$3.50	1.29

Exercisable at December 31, 2011	1,588,501	$3.50	1.29

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

NOTE 14      SHARE-BASED COMPENSATION (CONTINUED)

Stock options granted to CFO (continued)

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

On July 16, 2010, the Company entered into a stock option agreement with Mr. Robert Tick (“Mr. Tick”), the Chief Financial Officer of the Company, under the Company’s 2009 Equity Incentive Plan. Pursuant to the terms of the stock option agreement, Mr. Tick was granted options to purchase an aggregate of 150,000 shares of common stock of the Company, consisting of an option to purchase 75,000 shares that will vest in 2011 with an exercise price of $5.00 per share, and an option to purchase 75,000 shares that will vest in 2012 with an exercise price of $7.00 per share. Each of these options expires three years after their respective vesting dates.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

NOTE 14      SHARE-BASED COMPENSATION (CONTINUED)

Stock options granted to CFO (continued)

Summary of options issued and outstanding at December 31, 2011 and the movements during the two years then ended are as follows:

		Weighted-
	Number of	Average	Aggregate	Weighted- Average
	Underlying	Exercise Price	Intrinsic	Contractual Life
	Shares	Per Share	Value (1)	Remaining in Years

Outstanding at January 1, 2010	-	$-	-	-
Granted	400,000	7.75	-	4.99
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	(250,000)	8.80	-	4.59
Outstanding at December 31, 2010	150,000	$6.00	$-	4.50
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2011	150,000	$3.50	$-	3.25
Exercisable at December 31, 2011	75,000	$3.50	$-	2.75

(1)	The market value of the Company’s common stock at December 31, 2011 was $2.00. The outstanding options to Mr. Tick had no intrinsic value at December 31, 2011.

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Also in accordance with ASC Topic 718, incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. Accordingly, the Company recognized compensation expense of $69,903 and $12,096 in relation to the options granted to the CFO for the two years ended December 31, 2011 and 2010, respectively.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

NOTE 14      SHARE-BASED COMPENSATION (CONTINUED)

Restricted shares granted to CFO

On July 16, 2010, the Company also entered into a restricted shares grant agreement (the "Restricted Shares Grant Agreement") under the Company’s 2009 Equity Incentive Plan with Mr. Tick. Pursuant to the terms of the Restricted Shares Grant Agreement, the Company granted to Mr. Tick 150,000 restricted shares (the “Restricted Shares”) of the Company’s common stock subject to the vesting schedule therein. If Mr. Tick’s service with the Company ceases for any reason other than Mr. Tick’s (a) death, (b) disability, (c) retirement, or (d) termination by the Company without cause, any unvested restricted shares will be automatically forfeited to the Company.

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

Accordingly, the Company recognized compensation expense of $155,000 and $70,000, related to the restricted shares granted to Mr. Tick for the two years ended December 31, 2011 and 2010, respectively, based on the estimated grant-date fair value of the Company’s common stock of $3.00.

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
For the Years Ended December 31, 2011 and 2010

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

Accordingly, the Company recognized a total compensation expense of $169,304 and $31,920 related to the restricted shares granted to the directors for the two years ended December 31, 2011 and 2010 based on the estimated grant-date fair values of the Company’s common stock of $2.98 on October 5, 2010, $3.28 on January 24, 2011 and $2.41 on August 11, 2011.

Restricted shares granted to consultant

On May 25, 2011, the Company entered into an investor relations agreement with a consultant in which the consultant would provide certain consulting services to the Company for a term of one year. In exchange for the consulting services provided, the consultant should receive 15,000 restricted shares, 7,500 of which shall vest on June 1, 2011 and 7,500 shall vest on December 1, 2011. The Company recognized a total compensation expense of $42,150 related to the restricted shares granted to the consultant during the year ended December 31, 2011, based on the estimated grant-date fair values of the Company’s common stock of $2.81 on May 25, 2011.

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
For the Years Ended December 31, 2011 and 2010

NOTE 15      INCOME TAXES (CONTINUED)

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

Daqing Shuaiyi, Harbin Shuayi and Heilongjiang Shuaiyi are subject to an EIT rate of 25% for the year ended December 31, 2011. No provision for PRC taxes was made for Heilongjiang Shuaiyi which had no taxable income in the PRC.

Harbin Baixin has been subject to an EIT rate of 25% since its incorporation. No provision for PRC taxes was made as Harbin Baixin had no taxable income in the PRC.

No provision for other overseas taxes is made as none of Nutrastar, New Resources and Oriental Global has any taxable income in the U.S., British Virgin Islands or Hong Kong, respectively.

The Company’s income tax expense consisted of:

	Year ended December 31,
	2011	2010

Current income tax – PRC	$5,800,632	$2,219,190
Deferred	-	-

	$5,800,632	$2,219,190

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2011	2010

Pre-tax income	$22,783,599	$15,663,369

U.S. federal corporate income tax rate	34%	34%
Income tax computed at U.S. federal corporate income tax rate	7,746,424	5,325,545
Reconciling items:
Impact of tax holiday of Daqing Shuaiyi	-	(2,152,463)
Loss not recognized as deferred tax assets	257,333	199,688
Change in fair value of warrants	(358,313)	5,240
Rate differential for PRC earnings	(2,065,971)	(1,549,231)
Non-deductible expenses and non-reportable income	221,159	390,411
Effective tax expense	$5,800,632	$2,219,190

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

NOTE 15      INCOME TAXES (CONTINUED)

The Company had deferred tax assets as follows:

	December 31,	December 31,
	2011	2010
Net operating losses carried forward	$786,873	$529,540
	(786,873)	(529,540)
Less: Valuation allowance
Net deferred tax assets	$-	$-

As of December 31, 2011 and 2010, Nutrastar had $2,314,333 and $1,557,472 net operating loss carryforwards available to reduce future taxable income, respectively, which will expire in various years through 2030. Management believes it is more-likely-than-not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of December 31, 2011 and 2010, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended December 31, 2011 and 2010, and no provision for interest and penalties is deemed necessary as of December 31, 2011 and 2010.

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

NOTE 16      EARNINGS PER SHARE

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the two years presented:

	Year ended December 31,
	2011	2010
Income available to common stockholders:
- Net income	$16,982,967	$13,444,179
Less: Preferred stock dividend	(414,308)	(181,181)
Less: Beneficial conversion feature of convertible preferred stock	-	(1,787,730)
Income available to common stockholders (Basic)	16,568,659	11,475,268
Add:Preferred stock dividend	414,308	-
Income available to common shareholders (Diluted)	$16,982,967	$11,475,268
Weighted average number of shares:
- Basic	14,784,564	14,327,799
- Effect of dilutive Preferred stock	1,552,339	-
- Effect of dilutive restricted stock units	3,096	131,647
- Effect of dilutive warrants and options	-	16,903
- Diluted	16,339,999	14,476,349
Net income per share
- Basic	$1.12	$0.80
- Diluted	$1.04	$0.79

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

NOTE 16      EARNINGS PER SHARE (CONTINUED)

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding to assume the issuance of all dilutive potential common shares upon conversion.

The diluted earnings per share calculation for the year ended December 31, 2011 did not include the warrants, CFO options and restricted shares to purchase up to 1,588,501 shares, 150,000 shares and 156,250 shares of common stock, respectively, because their effect was anti-dilutive.

The diluted earnings per share calculation for the year ended December 31, 2010 did not include the convertible preferred stock, and the warrants and options to purchase up to 1,071,031 and 75,000 shares of common stock respectively, because their effect was anti-dilutive.

NOTE 17      RELATED PARTY TRANSACTIONS

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:-

(a)	Due to related parties

	December 31,	December 31,
	2011	2010

Due to Ms. Lianyun Han, Chairperson, CEO and President of the Company	$80,648	$51,339

The amount due to Ms. Han was non-interest bearing, unsecured and without a fixed repayment date.

(b)	Lease of land

For the years ended December 31, 2011 and 2010, the Company paid rental expense of $55,970 and $9,085 for the land leased from Heilongjiang Shuaiyi Technology Development Co., Ltd. (“Shuaiyi Technology”), respectively. Shuaiyi Technology and the Company are under common control and management.

(c)	Acquisition of corporate headquarter premise

On April 15, 2011, Heilongjiang Shuaiyi entered into an asset transfer agreement (the “Transfer Agreement”) with Ms. Han. Pursuant to the Transfer Agreement, Heilongjiang Shuiayi acquired an office building located at 54-1 Ganshui Road, Xiangfang District, Harbin, with a construction area of 1,854.1 square meters, from Ms. Han at a cash consideration of RMB 12.75 million (approximately $1.95 million including other incidental costs), which was fully paid in April 2011. The purchase price was determined based on a real property valuation report issued by an independent appraisal firm, Harbin Guoxin Real Estate Appraisal and Consulting Co., Limited on November 11, 2010. Management believes the terms of the purchase transaction and the consideration that the Company paid in connection with this transaction were comparable to the terms available and the amounts that would be paid in an arm’s-length transaction.

Management intends to move the corporate headquarters in China to this new office building in 2012.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

NOTE 18      CONCENTRATION RISK

(a)      Concentration of credit risk

As of December 31, 2011 and 2010, almost all of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the years ended December 31, 2011 and 2010, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of December 31, 2011 and 2010 also arose in the PRC.

The following individual customer accounted for 10% or more of the Group’s revenues for the years ended December 31, 2011 and 2010:

	2011	2010
Lai En Century Co. Ltd	26%	32%

Individual customer amounts receivable that represented 10% or more of total accounts receivable as of December 31, 2011 and 2010 were as follows:

	Percentage of accounts receivable as of
	December 31,	December 31,
	2011	2010
Great Northern Wilderness Grain and Oil Warehouse Market	56%	16%
Tianjin GuangFeng pharmacy	16%	-%
Shenzhen South Ocean Gift Trade Co., LTD	14%	-%
Shandong Province, Linyi City HongYun Commodity	14%	-%
Zhejiang Yinlong Trading Company	-%	17%
Disha Pharmaceutical Co., Ltd	-%	20%
Xian Yizhiliu Pharmaceutical Co., Ltd	-%	25%
Si Chuan Ai Da Biotech Co. Ltd.	-%	12%

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

NOTE 19      COMMITMENTS AND CONTINGENCIES

(a)      Operating leases

The Company has entered into tenancy agreements for the leases of an exhibition hall and land with a third party and a related company, Shuaiyi Technology (see 17(b)), respectively, for the purposes of the operation of its VIEs. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of December 31, 2011 are as follows:

Year ending December 31,	Related Parties	Non-related Parties	Total
2012	$57,373	$48,948	$106,321
2013	57,373	28,567	85,940
2014	57,373	-	57,373
2015	57,373	-	57,373
2016	57,373	-	57,373
Thereafter	797,743	-	797,743

Total	$1,084,608	$77,515	$1,162,123

During the years ended December 31, 2011 and 2010, rental expenses under operating leases amounted to $120,520 and $59,310, respectively.

(b)      Capital commitments – contracted but not provided for:

	December 31,	December 31,
	2011	2010

Acquisition or construction of buildings - within one year	$7,935,374	$-

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

NOTE 19      COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

During the years ended December 31, 2011 and 2010, all of the Company’s operations were carried out in one geographical segment - China.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

NOTE 20      SEGMENT INFORMATION (CONTINUED)

The Company’s segment revenue and results for the years ended December 31, 2011 and 2010 are as follows:

	Year Ended December 31, 2011
			Organic and
			Specialty
	Cordyceps		Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$25,337,808	$6,850,213	$2,017,933	$-	$34,205,954

Segment income before income taxes	$20,645,226	$2,328,833	$111,383	$(301,843)	$22,783,599
Income before income taxes					$22,783,599

Segment assets	$66,661,261	$263,389	$6,559,080	$2,944,391	$76,428,121

Total assets					$76,428,121

Other segment information:
Depreciation and amortization	$1,063,479	$5,290	$5,292	$68,574	$1,142,635
Expenditure for segment assets	$475,469	$-	$5,138,100	$1,999,717	$7,613,286

	Year Ended December 31, 2010
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militiaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$22,037,992	$427,826	$1,775,870	$-	$24,241,688

Segment income before Income taxes	$16,908,701	$311,000	$116,371	$(1,672,703)	$15,663,369
Income from operations before income taxes					$15,663,369

Segment assets	$42,411,961	$73,017	$1,250,822	$11,263,033	$54,998,833

Total assets					$54,998,833

Other segment information:
Depreciation and amortization	$1,004,402	$5,047	$5,795	$3,944	$1,019,188
Expenditure for segment assets	$420,294	$-	$-	$1,344	$421,638

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

NOTE 21     RESTRICTED NET ASSETS

The Company’s operations are primarily conducted through its VIEs Daqing Shuaiyi and Harbin Shuaiyi. Daqing Shuaiyi and Harbin Shuaiyi may only pay dividends out of its retained earnings determined in accordance with the accounting standards and regulations in the PRC and after it has met the PRC requirements for appropriation to statutory reserves (see Note 13).

In addition, Daqing Shuaiyi and Harbin Shuaiyi’s businesses and assets are primarily denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires; submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts. These currency exchange control procedures imposed by the PRC government authorities may restrict the ability of Daqing Shuaiyi and Harbin Shuaiyi to transfer their net assets to the Company through loans, advances or cash dividends, which consisted of paid-up capital, retained earnings and statutory reserves and which aggregate amount of approximately RMB438 million (or $70 million) exceeded 25% of the Company’s consolidated net assets. Accordingly, condensed parent company financial statements have been prepared in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X. These supplemental condensed parent company financial statements should be read in conjunction with the notes to the Company’s Consolidated Financial Statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

As of December 31, 2011 and 2010, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any.

Condensed Balance Sheets

	As of December 31,
	2011	2010
ASSETS
Other receivables	$-	$78,932
Restricted cash	4,170	193,075
Interests in subsidiaries	72,801,481	53,206,482
Total assets	$72,805,651	$53,478,489

LIABILITIES
Current liabilities:
Warrants liabilities	$144,411	$1,198,273
Preferred stock dividend payable	529,851	181,181
Other payables and accruals	114,300	100,000
Total liabilities	788,562	1,479,454

Stockholders’ equity
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 147,820 shares and 197,706 shares issued and outstanding at December 31, 2011 and 2010, respectively	3,371,206	4,508,914
Common stock, $0.001 par value, 190,000,000 shares authorized, 14,962,631 shares issued and 14,957,970 outstanding at December 31, 2011; 14,332,731 shares issued and outstanding at December 31, 2010	14,963	14,333
Additional paid-in capital	17,180,280	15,541,207
Treasury stock, at cost, 4,661 shares and nil as of December 31, 2011 and December 31,2010, respectively	(9,553)	-
Retained earnings	46,243,626	29,674,967
Accumulated other comprehensive income	5,216,567	2,259,614
Total stockholders’ equity	72,017,089	51,999,035
Total liabilities and stockholders’ equity	$72,805,651	$53,478,489

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

NOTE 21      RESTRICTED NET ASSETS (CONTINUED)

Condensed Statement of Income and Comprehensive Income

		Year ended December 31,
		2011		2010

NET REVENUE	$	−	$	−
Administrative expenses		(756,861)		(497,319)
Changes in value of warrants		1,053,862		(15,413)
Income tax		−		−
Equity in income of subsidiaries		16,685,966		13,956,911
Net income		$16,982,967		$13,444,179

Condensed Statement of Cash Flows

		Year ended December 31,
		2011		2010

Net cash used in operating activities		$(756,861)		$(497,319)
Net cash provided by (used) in investing activities		577,509		(4,793,525)
Net cash provided by financing activities		179,352		5,290,844
Cash, beginning of year		−		−
Cash, end of year	$	−	$	−

EXHIBIT INDEX

Exhibit No.	Description
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

Exhibit No.	Description
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

10.37	Indemnification Agreement, dated October 5, 2010, by and between the Company and Robert Tick [Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on

Exhibit No.	Description
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

10.47

Lease Agreement, dated May 1, 2010, between Qingling Zhang and Xinjun Li (English Translation) [Incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed on March 29, 2011].

10.48

Labor Agreement (English Translation) between Heilongjiang Shuaiyi New Energy Development Co., Ltd. and Lianyun Han, dated December 7, 2009 [Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed on March 29, 2011].

10.49

Labor Agreement (English Translation) between Daqing Shuaiyi Biotech Co., Ltd. and Lianyun Han, dated December 7, 2009 [Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed on March 29, 2011].

10.50

Asset Transfer Agreement, by and between Heilongjiang Shuaiyi New Energy Development Co., Ltd. and Lianyun Han, dated April 15, 2011 [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011].

10.51

Restricted Shares Grant Agreement, dated August 11, 2011, by and between the Company and Joshua Kurtzig [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2011].

10.52

Amendment No. 1 to the Securities Purchase Agreement, dated August 24, 2011, by and between the Company and ARC China Investment Funds [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2011].

10.53	Lock-up Agreement, dated August 24, 2011, by and between the Company and ARC China Investment Funds [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on

Exhibit No.	Description
August 25, 2011].

14.1	Amended and Restated Code of Ethics, adopted October 5, 2010 [Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

21	Subsidiaries of the Company [Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed on March 29, 2011].

23.1	Consent of Crowe Horwath (HK) CPA Limited, Independent Registered Public Accounting Firm.*

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Audit Committee Charter, adopted October 5, 2010 [Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

99.2	Compensation Committee Charter, adopted October 5, 2010 [Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

99.3	Governance and Nominating Committee Charter, adopted October 5, 2010 [Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

99.4	Form of Termination Agreement, dated October 22, 2010 [Incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2010].

*Filed herewith.