Form 10-Q
period 2012-03-31
Nutrastar International Inc.
filed 2012-05-15
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

(86) 451-87114869
(Registrant’s telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No [   ]

       Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X No [   ]

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

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2012 is as follows:

Class of Securities	Shares Outstanding
Common stock, $0.001 par value	15,395,850

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Condensed Consolidated Balance Sheets	F-2
Condensed Consolidated Statements of Income and Comprehensive Income	F-3
Condensed Consolidated Statements of Stockholders’ Equity	F-4
Condensed Consolidated Statements of Cash Flows	F-5
Notes to Condensed Consolidated Financial Statements	F-6 –F-35

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$56,996,050	$54,556,329
Restricted cash	-	4,170
Accounts receivable	90,530	82,516
Inventories	1,331,661	898,871
Prepayments and other receivables	677,853	1,194,466
Total current assets	59,096,094	56,736,352
OTHER ASSETS
Intangible assets, net	1,907,500	2,024,593
Property, plant and equipment, net	12,217,888	12,395,567
Construction in process	5,293,097	5,271,609

Total assets	$78,514,579	$76,428,121
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$6,339
Other payables and accruals	1,113,875	1,064,045
Taxes payable	1,493,787	2,585,738
Due to a related party	80,723	80,648
Preferred stock dividend payable	396,683	529,851
Warrants liabilities	148,440	144,411
Total current liabilities	3,233,508	4,411,032
Total liabilities	3,233,508	4,411,032
COMMITMENTS AND CONTINGENCIES (Note 19)
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, (1,000,000 shares authorized, 113,620 shares and 147,820 shares issued and outstanding, respectively; aggregate liquidation preference amount: $3,181,360 and $4,138,960, plus accrued but unpaid dividend of $396,683 and $529,851, at March 31, 2012 and December 31, 2011, respectively)	2,591,236	3,371,206
Common stock, $0.001 par value, 190,000,000 shares authorized 15,400,511 shares issued and 15,395,850 shares outstanding at March 31, 2012; 14,962,631 shares issued and 14,957,970 shares outstanding at December 31, 2011	15,401	14,963
Additional paid-in capital	18,259,607	17,180,280
Treasury stock, at cost, 4,661 shares of common stock as of March 31, 2012 and December 31, 2011	(9,553)	(9,553)
Statutory reserves	3,407,481	3,076,552
Retained earnings	45,720,579	43,167,074
Accumulated other comprehensive income	5,296,320	5,216,567
Total stockholders' equity	75,281,071	72,017,089

Total liabilities and stockholders' equity	$78,514,579	$76,428,121

See accompanying notes to condensed consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months Ended
	March 31,
	2012	2011
NET REVENUE	$6,861,018	$5,796,242
Cost of goods sold	(1,778,568)	(1,369,800)
GROSS PROFIT	5,082,450	4,426,442
Selling expenses	(382,358)	(409,873)
General and administrative expenses	(664,705)	(521,326)
Income from operations	4,035,387	3,495,243
Other income (expenses):
Interest income	67,218	39,829
Foreign exchange differences	2,404	22,921
Change in fair value of warrants	(4,029)	392,191
Total other income (expenses)	65,593	454,941
Income before income taxes	4,100,980	3,950,184
Provision for income taxes	(1,151,402)	(942,413)
NET INCOME	2,949,578	3,007,771
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	79,753	512,009
COMPREHENSIVE INCOME	$3,029,331	$3,519,780
Earnings per share
Basic	$0.19	$0.20
Diluted	$0.18	$0.18
Weighted average number of shares outstanding
Basic	15,361,458	14,513,470
Diluted	16,512,858	16,274,183

See accompanying notes to condensed consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	Preferred Stock		Common Stock						Accumulated
			Outstanding		Additional				Other
	Number		Number		Paid-in	Treasury	Statutory	Retained	Comprehensive
	of Shares	Amount	of Shares	Amount	Capital	stock	Reserves	Earnings	Income	Total

Balance at January 1, 2012	147,820	$3,371,206	14,957,970	$14,963	$17,180,280	$(9,553)	$3,076,552	$43,167,074	$5,216,567	$72,017,089

Net income	-	-	-	-	-	-	-	2,949,578	-	2,949,578
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	79,753	79,753
Preferred stock converted into common stock	(34,200)	(779,970)	342,000	342	779,628	-	-	-	-	-
Preferred stock dividend converted into common stock	-	-	33,380	33	198,279	-	-	-	-	198,312
Preferred stock dividend	-	-	-	-	-	-	-	(65,144)	-	(65,144)
Appropriation of statutory reserves	-	-	-	-	-	-	330,929	(330,929)	-	-
Restricted stock unit vesting	-	-	62,500	63	(63)	-		-	-	-
Share-based payment	-	-	-	-	101,483	-		-	-	101,483

Balance at March 31, 2012 (Unaudited)	113,620	$2,591,236	15,395,850	$15,401	$18,259,607	$(9,553)	$3,407,481	$45,720,579	$5,296,320	$75,281,071

See accompanying notes to condensed consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,949,578	$3,007,771
Adjustments to reconcile net income to cash provided by operating activities:
Change in fair value of warrants	4,029	(392,191)
Depreciation and amortization	309,252	263,838
Share-based compensation expense	101,483	92,753
(Increase) decrease in assets:
Accounts receivable	(7,911)	144,759
Inventories	(430,950)	(40,953)
Prepayments and other receivables	516,790	230,979
Increase (decrease) in liabilities:
Accounts payable	(6,332)	24,756
Other payables and accruals	48,578	(61,212)
Taxes payable	(1,092,388)	552,406
Net cash provided by operating activities	2,392,129	3,822,906

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment and construction in progress	(15,927)	(1,168)
Net cash used in investing activities	(15,927)	(1,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	4,170	44,650
Net cash provided by financing activities	4,170	44,650

Foreign currency translation adjustment	59,349	391,926

INCREASE IN CASH AND CASH EQUIVALENTS	2,439,721	4,258,314
CASH AND CASH EQUIVALENTS, at the beginning of the period	54,556,329	40,758,848

CASH AND CASH EQUIVALENTS, at the end of the period	$56,996,050	$45,017,162

NON-CASH TRANSACTIONS
Preferred stock and dividend converted into common stock	$978,282	$673,351
Share-based payment – IR warrants	-	22,359
Preferred stock dividend payable	65,144	181,481
Share-based payment to officers and directors under equity incentive plan	101,483	92,753
SUPPLEMENTAL DISCLOSURE INFORMATION
Income taxes paid	$1,899,301	$215,317

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

As of March 31, 2012, details of the subsidiaries and affiliates of the Company are as follows:

			Percentage
	Domicile and date		of effective
Names	of incorporation	Paid-up capital	ownership	Principal activities

Subsidiaries

New Zealand WAYNE’S New Resources Development Co., Ltd (“New Resources”)	British Virgin Islands, March 13, 2008	$50,000	100%	Holding company of Oriental Global

Oriental Global Holdings Limited (“Oriental Global”)	Hong Kong, May 28, 2010	HK$1	100%	Holding company of Harbin Baixin

Harbin Baixin Biotech Development Co., Ltd (“Harbin Baixin”)	People’s Republic of China (“PRC”), July 13, 2010	$3,000,000	100%	Cordyceps Militaris cultivation technology research and development, services and Cordyceps Militaris products wholesale

VIEs

Heilongjiang Shuaiyi New Energy Development Co., Ltd (“Heilongjiang Shuaiyi”)	PRC, July 11, 2006	RMB60,000,000	100%	Principally engaged in investment and property holding

Daqing Shuaiyi Biotech Co. Ltd. (“Daqing Shuaiyi”)	PRC, August 8, 2005	RMB50,000,000	100%	Growing and sales of Cordyceps Militaris products

Harbin Shuaiyi Green and Specialty Food Trading LLC. (“Harbin Shuaiyi”)	PRC, May 18, 2001	RMB1,500,000	100%	Sales of organic and specialty food products

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Basis of presentation
These interim condensed consolidated financial statements are unaudited. In the opinion of management, all material adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The (a) condensed consolidated balance sheet as of March 31, 2012, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2011.

Principle of consolidation
The accompanying condensed consolidated financial statements include the financial statements of Nutrastar and its wholly owned subsidiaries, New Resources, Oriental Global and Harbin Baixin, and its VIEs, Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi. All significant inter-company balances or transactions have been eliminated on consolidation.

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

The accounts of Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi are consolidated in the accompanying condensed financial statements pursuant to the Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities. The Company does not have any non-controlling interests in net income and accordingly, did not subtract any net income in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company had a pecuniary interest in the VIEs that require consolidation of the Company’s and the VIEs’ financial statements.

Use of estimates
The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the periods ended March 31, 2012 and 2011 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments and warrants granted.

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

The Company accounts for share-based compensation awards to non-employees in accordance with FASB ASC Topic 718 and FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-employees”. Under FASB ASC Topic 718 and FASB ASC Subtopic 505-50, stock compensation granted to non-employees has been determined as the fair value of the consideration received or the fair value of equity instrument issued, whichever is more reliably measured and is recognized as expense as the goods or services are received.

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

Research and development costs
Research and development costs are expensed as incurred, and are charged to general and administrative expenses. Research and development costs were $33,993 and $27,855 for the three months ended March 31, 2012 and 2011, respectively.

Advertising costs
The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were $2,188 and $22,664 for the three months ended March 31, 2012 and 2011, respectively.

Shipping and handling costs
Substantially all costs of shipping and handling of products to customers are included in selling expense. Shipping and handling costs for the three months ended March 31, 2012 and 2011 were insignificant.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	March 31, 2012	December 31, 2011
Balance sheet items, except for equity accounts	US$1=RMB6.2943	US$1=RMB6.3009

	Three months ended March 31,
	2012	2011
Items in the statements of income and cash flows	US$1=RMB6.3074	US$1=RMB6.5832

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

The Company believes that during the three months ended March 31, 2012 and 2011, it operated in three business segments –growing and sales of Cordyceps Militaris, which is widely used for Chinese medicine, manufacturing and sale of functional health beverages featuring the Cordyceps Militaris as a core ingredient, and sales of organic and specialty products. The manufacturing and sale of Cordyceps Militaris functional health beverages was launched in the fourth quarter of 2010.

Throughout the three months ended March 31, 2012 and 2011, all of the Company’s operations were carried out in one geographical segment - China.

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	March 31,	December 31,
				2012	2011

Liabilities:
Derivative instruments – Warrants	$—	$148,440	$—	$148,440	$144,411
Total	$—	$148,440	$—	$148,440	$144,411

The carrying values of cash and cash equivalents, trade and other receivables and payables approximate their fair values due to the short maturities of these instruments.

There was no asset or liability measured at fair value on a non-recurring basis as of March 31, 2012 and December 31, 2011.

For stock-based derivative financial instruments, the Company uses Monte-Carlo simulation methods to value the derivative instruments at inception and on subsequent valuation dates using the following assumptions:-

	March 31, 2012	December 31, 2011
Series C Warrants to investors and placement agent
(issued on June 7, 2010)
Market price of common stock:	$2.25	$2.00
Exercise price:	$3.40	$3.40
Remaining contractual life (years):	1.18	1.43
Dividend yield:	−	−
Expected volatility:	44.07%	48.21%
Risk-free interest rate:	0.20%	0.16%
Fair value	$87,123	$89,040

Series C Warrants to investors and placement agent
(issued on June 28, 2010)
Market price of common stock:	$2.25	2.00
Exercise price:	$3.40	3.40
Remaining contractual life (years):	1.24	1.49
Dividend yield:	−	−
Expected volatility:	46.20%	48.35%
Risk-free interest rate:	0.21%	0.17%
Fair value	$61,317	$55,371
Total	$148,440	$144,411

NOTE 4	RESTRICTED CASH

As of December 31, 2011, $4,170 in total was held in escrow according to the agreements in connection with the private placements consummated in June 2010. The remaining escrow funds were released as of March 31, 2012, which is further disclosed in Note 12.

Restricted cash consisted of the following:

	March 31,	December 31,
	2012	2011

Restricted cash - compensation for Chief Financial Officer	$-	$4,170

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	March 31,	December 31,
	2012	2011

Accounts receivable	$90,530	$82,516
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$90,530	$82,516

No allowance was deemed necessary as of March 31, 2012 and December 31, 2011.

NOTE 6	INVENTORIES

Inventories by major categories are summarized as follows:

	March 31,	December 31,
	2012	2011

Raw materials	$518,807	$288,003
Work in progress	557,963	394,029
Finished goods	254,891	216,839

Total	$1,331,661	$898,871

NOTE 7	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	March 31,	December 31,
	2012	2011

Prepayments for raw material purchasing	$666,255	$1,182,880
Other receivables, net of $nil allowance	11,598	11,586

	$677,853	$1,194,466

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8	INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	March 31,	December 31,
	2012	2011

Computer software, cost	$1,578	$1,576
Exclusive right to use a secret process, cost	4,768,131	4,763,137
Less: Accumulated amortization	(2,862,209)	(2,740,120)

	$1,907,500	$2,024,593

In April 2006, the Company purchased from a third party a ten-year exclusive right to use a secret process and method in the cultivation and growing of Cordyceps Militaris, which is widely used for traditional Chinese medicine, for a cash consideration of RMB30,000,000, payable over five years. The consideration had been paid off as of March 31, 2012. The exclusive right is amortized over its term of ten years using the straight-line method.

Amortization expense was $118,968 and $113,984 for the three months ended March 31, 2012 and 2011, respectively. The estimated expense of the intangible assets over each of the next five years will be:

Remainder of fiscal 2012	$357,648
2013	476,864
2014	476,864
2015	476,864
2016	119,260

$1,907,500

NOTE 9	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31,	December 31,
	2012	2011
Cost:
Buildings	$14,917,295	$14,901,670
Office equipment	28,297	28,267
Machinery	133,493	133,353
Motor vehicles	115,507	115,386
Total cost	15,194,592	15,178,676
Less: Accumulated depreciation	(2,976,704)	(2,783,109)
Net book value	$12,217,888	$12,395,567

Depreciation expense for the three months ended March 31, 2012 and 2011 was $190,284 and $149,854, respectively.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10	CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:

	March 31,	December 31,
	2012	2011
Construction of:
Buildings (green houses and cold studios)	$5,293,097	$5,271,609

NOTE 11	OTHER PAYABLES, ACCRUALS AND TAXES PAYABLE

Other payables and accruals consisted of the following:

	March 31,	December 31,
	2012	2011
Accrued staff costs	$1,057,623	$953,605
Other payables	56,252	110,440
	$1,113,875	$1,064,045

Taxes payable consisted of the following:

	March 31,	December 31,
	2012	2011
Value added tax	$316,825	$661,618
Income tax	1,107,701	1,855,126
Others	69,261	68,994
	$1,493,787	$2,585,738

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12	STOCKHOLDERS’ EQUITY

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

On June 7, 2010, the Company consummated the first closing of the private placement transaction and issued approximately 123,403 units at a purchase price of $28.56 per unit for gross proceeds of $3,524,342.

On June 28, 2010, the Company consummated the second closing of the private placement transaction and issued approximately 74,303 units at a purchase price of $28.56 per unit for gross proceeds of $2,121,938.

Pursuant to the Securities Purchase Agreement, a written request was received from a holder holding a majority of Series A Preferred Stock on July 14, 2010 and the Company filed the Registration Statement on August 11, 2010. The Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”) on September 15, 2010.

On August 24, 2011, the Board of Directors of the Company authorized a repurchase of up to $5 million of the Company’s common stock over twelve months (the “Repurchase Program”). In connection with the adoption of the Repurchase Program, the Company entered into an amendment agreement (“Amendment No. 1”) with the investors to amend the Securities Purchase Agreement. Specifically, under Amendment No. 1, the Company may use the proceeds of the private placement for general corporate and working capital purposes and acquisition of assets, businesses or operations or for other purposes that the Board of Directors in good faith deems to be in the best interest of the Company, including the repurchase or redemption of shares of the Company’s capital stock.

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

During the three months ended March 31, 2012, the Company did not repurchase any common stock under the Repurchase Program. As of March 31, 2012, the Company had approximately $4.99 million available under the existing $5.00 million Repurchase Program.

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

The following table sets out the allocation of the proceeds from the Private Placement:

Proceeds of the private placement on June 7, 2010	$3,524,342
Allocation of proceeds to Series C Warrants to investors	(718,698)
Allocation of proceeds to beneficial conversion feature	(1,143,198)
Amortization of discount resulting from the accounting for a beneficial conversion feature	1,143,198
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	$2,805,644
Preferred stock converted into common stock in 2011	(85,546)
Convertible Series A Preferred Stock at December 31, 2011	$2,720,098
Preferred stock converted into common stock in the three months ended March 31, 2012	(675,480)
Convertible Series A Preferred Stock at March 31, 2012	$2,044,618

Proceeds of the private placement on June 28, 2010	$2,121,938
Allocation of proceeds to Series C Warrants to investors	(418,668)
Allocation of proceeds to beneficial conversion feature	(644,532)
Amortization of discount resulting from the accounting for a beneficial conversion feature	644,532
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	$1,703,270
Preferred stock converted into common stock in 2011	(1,052,162)
Convertible Series A Preferred Stock at December 31, 2011	$651,108
Preferred stock converted into common stock in the three months ended March 31, 2012	(104,490)
Convertible Series A Preferred Stock at March 31, 2012	$546,618

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

During the three months ended March 31, 2012 and 2011, 34,200 shares and 28,183 shares, respectively, of Series A Preferred Stock were converted into 342,000 shares and 281,830 shares of common stock, respectively, at a 1 for 10 ratio. In addition, during the three months ended March 31, 2012 and 2011, 33,380 shares and 10,980 shares of common stock were issued to the investors as settlement of stock dividends of $198,312 and $30,605, respectively.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12	STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Purchase Warrants

Series C Warrants

In connection with the issuance of the Series A Preferred Stock, the Company issued Series C Warrants to the investors and the placement agent to purchase up to 592,327 and 24,681 shares, respectively, of common stock on June 7, 2010 and 356,634 and 14,859 shares, respectively, on June 28, 2010, respectively, all at an exercise price of $3.40 per share. The Series C Warrants have a term of exercise expiring 3 years from the issuance date. The Series C Warrants at the option of the holder, may be exercised by cash payment of the exercise price or, the holder may acquire the underlying shares of common stock through a "cashless exercise".

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

Accounting for Series A, Series B and Series C Warrants

Series A and Series B Warrants issued to certain investors on December 17, 2009 to purchase 500,000 shares of the Company’s common stock remained outstanding at March 31, 2012 had a term of three years and exercise prices of $3.25 and $4.00 per share, respectively. These warrants contain standard anti-dilution provisions for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction. Because these warrants do not contain any contingent exercise provisions and their settlement amount will equal the difference between the fair value of a fixed number of the Company’s equity shares and a fixed strike price, these warrants, which are freestanding instruments, qualify for the scope exception under the guidance provided in ASC 815-40-15-5 through 815-40-15-8, and are considered indexed to the Company’s own stock. Accordingly, Series A and Series B Warrants have been classified as equity.

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

Accounting for Series A, Series B and Series C Warrants (continued)

As of March 31, 2012, the fair value of these outstanding Series C Warrants was determined to be $148,440. Accordingly, the Company recorded income (expense) of ($4,029) and $392,191 in other income related to the change in the fair value of the Series C Warrants during the three months ended March 31, 2012 and 2011, respectively. There is no cash flow impact for the warrant liability until the Series C Warrants are exercised.

The following table presents a reconciliation of the warrant liabilities measured at fair value on a recurring basis using Level 2 from January 1, 2011 to March 31, 2012:

Warrant liabilities
Balance at December 31, 2010	$1,198,273
Change in fair value included in earnings	(1,053,862)
Balance at December 31, 2011	$144,411
Change in fair value included in earnings	4,029
Balance at March 31, 2012	$148,440

IR Warrants
On May 27, 2010, the Company entered into an investor relations agreement with a consultant in which the consultant would provide certain consulting services to the Company for a term of one year. In exchange for the consulting services provided, the consultant should receive (i) a cash fee of $100,000 and (ii) 100,000 warrants (the “IR Warrants”) at an exercise price of $3.80 and a term of three years from issuance date. The above 100,000 IR Warrants were issued on July 1, 2010. The grant date fair value of these IR warrants was estimated at $89,435 using Black-Scholes valuation model and nil and $22,359 were charged as general and administrative expenses during the three months ended March 31, 2012 and 2011, respectively.

Warrants issued and outstanding at March 31, 2012, and changes from January 1, 2011 to March 31, 2012 are as follows:

Weighted
	Number of	Average	Average Remaining
	underlying	Exercise	Contractual Life
	shares	Price	(years)
Balance, January 1, 2011	1,588,501	$3.50	2.29
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2011	1,588,501	$3.50	1.29
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-
Outstanding at March 31, 2012	1,588,501	$3.50	1.04

Exercisable at March 31, 2012	1,588,501	$3.50	1.04

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13	STATUTORY RESERVES

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

The Company was authorized for issuance an aggregate of 1,000,000 shares of its common stock under the 2009 Equity Incentive Plan (“Plan”) as equity awards of incentive stock options, non-statutory stock options, restricted stock, and other equity incentives to employees, officers, directors and consultants. The Plan expires in 2019 and as of March 31, 2012, there were 30,000 shares of common stock available for grant pursuant to the Plan.

Stock options granted to management

On July 16, 2010, the Company entered into a stock option agreement with Mr. Robert Tick (“Mr. Tick”), the Chief Financial Officer of the Company, under the Company’s Plan. Pursuant to the terms of the stock option agreement, Mr. Tick was granted options to purchase an aggregate of 150,000 shares of common stock of the Company, consisting of an option to purchase 75,000 shares vested in 2011 with an exercise price of $5.00 per share, and an option to purchase 75,000 shares that will vest in 2012 with an exercise price of $7.00 per share. Each of these options expires three years after their respective vesting dates.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14	SHARE-BASED COMPENSATION (CONTINUED)

Stock options granted to management (continued)

Summary of options issued and outstanding at March 31, 2012 and the movements during the three months then ended are as follows:

Weighted-
	Number of	Average	Aggregate	Weighted- Average
	Underlying	Exercise Price	Intrinsic	Contractual Life
	Shares	Per Share	Value (1)	Remaining in Years

Outstanding at January 1, 2011	150,000	$6.00	$-	4.50
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2011	150,000	$3.50	$-	3.25
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2012	150,000	$3.50	$-	3.00
Exercisable at March 31, 2012	75,000	$3.50	$-	2.50

(1)	The market value of the Company’s common stock at March 31, 2012 was $2.25 per share. The outstanding options to Mr. Tick had no intrinsic value at March 31, 2012.

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Also in accordance with ASC Topic 718, incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. Accordingly, the Company recognized compensation expense of $21,882 and $16,310 in relation to the options granted to Mr. Tick for the three months ended March 31, 2012 and 2011, respectively.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14	SHARE-BASED COMPENSATION (CONTINUED)

Restricted shares granted to management

On July 16, 2010, the Company also entered into a restricted shares grant agreement (the "Restricted Shares Grant Agreement") under the Company’s Plan with Mr. Tick. Pursuant to the terms of the Restricted Shares Grant Agreement, the Company granted to Mr. Tick 150,000 restricted shares (the “Restricted Shares”) of the Company’s common stock subject to the vesting schedule therein. If Mr. Tick’s service with the Company ceases for any reason other than Mr. Tick’s (a) death, (b) disability, (c) retirement, or (d) termination by the Company without cause, any unvested restricted shares will be automatically forfeited to the Company.

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

Accordingly, the Company recognized compensation expense of $35,000 and $37,500, related to the restricted shares granted to Mr. Tick for the three months ended March 31, 2012 and 2011, respectively, based on the estimated grant-date fair value of the Company’s common stock of $3.00.

Restricted shares granted to independent directors

On October 5, 2010, the Company entered into separate restricted shares grant agreements with the Company’s newly elected independent directors Mr. Henry Ngan, Ms. Virginia P’an and Mr. Jianbing Zhong. Pursuant the agreements, the Company granted, under the Company’s Plan, to Mr. Ngan 40,000 restricted shares of the Company’s common stock, Ms. P’an 30,000 restricted shares and Mr. Zhong 20,000 restricted shares, as compensation for the services to be provided by them as independent directors.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14	SHARE-BASED COMPENSATION (CONTINUED)

Restricted shares granted to independent directors (continued)

On January 24, 2011, the Company entered into an independent director contract and an indemnification agreement with Mr. Kurtzig, whereby the Company agreed to grant, under the Company’s Plan, to Mr. Kurtzig 20,000 restricted shares of the Company’s common stock as compensation for the services to be provided by him and indemnify Mr. Kurtzig against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by Mr. Kurtzig in connection with any proceeding if Mr. Kurtzig acted in good faith and in the best interests of the Company.

On August 11, 2011, the Company entered into a restricted shares grant agreement with Mr. Kurtzig, whereby the Company agreed to grant, under the Company’s Plan, to Mr. Kurtzig 10,000 restricted shares of the Company’s common stock as compensation for the services to be provided by him.

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

Accordingly, the Company recognized a total compensation expense of $44,601 and $38,943 related to the restricted shares granted to the directors for the three months ended March 31, 2012 and 2011 based on the estimated grant-date fair values of the Company’s common stock of $2.98 on October 5, 2010, $3.28 on January 24, 2011 and $2.41 on August 11, 2011.

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

Daqing Shuaiyi, Harbin Shuayi and Heilongjiang Shuaiyi are subject to an EIT rate of 25% for the years ended December 31, 2012 and 2011. No provision for PRC taxes was made for Heilongjiang Shuaiyi which had no taxable income in the PRC.

Harbin Baixin has been subject to an EIT rate of 25% since its incorporation. No provision for PRC taxes was made as Harbin Baixin had no taxable income in the PRC.

No provision for other overseas taxes is made as none of Nutrastar, New Resources and Oriental Global has any taxable income in the U.S., British Virgin Islands or Hong Kong, respectively.

The Company’s income tax expense consisted of:

	For the Three Months
	Ended March 31,
	2012	2011

Current income tax – PRC	$1,151,402	$942,413
Deferred	-	-

	$1,151,402	$942,413

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	For the Three Months
	Ended March 31,
	2012	2011

Pre-tax income	$4,100,980	$3,950,184

U.S. federal corporate income tax rate	34%	34%
Income tax computed at U.S. federal corporate income tax rate	1,394,333	1,343,063
Reconciling items:
Loss not recognized as deferred tax assets	102,800	57,380
Change in fair value of warrants	1,370	(133,345)
Rate differential for PRC earnings	(396,653)	(341,399)
Non-deductible expenses and non-reportable income	49,552	16,714
Effective tax expense	$1,151,402	$942,413

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15	INCOME TAXES (CONTINUED)

The Company had deferred tax assets as follows:

	March 31,	December 31,
	2012	2011
Net operating losses carried forward	$889,674	$786,873
Less: Valuation allowance	(889,674)	(786,873)
Net deferred tax assets	$-	$-

As of March 31, 2012 and December 31, 2011, Nutrastar had $2,616,687 and $2,314,333 net operating loss carryforwards available to reduce future taxable income, respectively, which will expire in various years through 2031. Management believes it is more-likely-than-not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of March 31, 2012 and December 31, 2011, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended March 31, 2012 and 2011, and no provision for interest and penalties is deemed necessary as of March 31, 2012 and December 31, 2011.

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

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	For the Three Months
	Ended March 31,
	2012	2011
Income available to common stockholders:
- Net income	$2,949,578	$3,007,771
Less: Preferred stock dividend	(65,144)	(118,485)
Income available to common stockholders (Basic)	$2,884,434	$2,889,286
Add: Preferred stock dividend	65,144	118,485
Income available to common shareholders (Diluted)	2,949,578	3,007,771
Weighted average number of shares:
- Basic	15,361,458	14,513,470
- Effect of dilutive preferred stock	1,151,400	1,751,728
- Effect of dilutive restricted stock units	-	8,985
- Diluted	16,512,858	16,274,183
Net income per share
- Basic	$0.19	$0.20
- Diluted	$0.18	$0.18

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16	EARNINGS PER SHARE (CONTINUED)

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding to assume the issuance of all dilutive potential common shares upon conversion.

The diluted earnings per share calculation for the three months ended March 31, 2012 did not include the warrants, management options and restricted shares to purchase up to 1,588,501 shares, 150,000 shares and 115,000 shares of common stock, respectively, because their effect was anti-dilutive.

The diluted earnings per share calculation for the three months ended March 31, 2011 did not include the warrants and management options to purchase up to 1,558,501 and 150,000 shares of common stock, respectively, because their effect was anti-dilutive.

NOTE 17	RELATED PARTY TRANSACTIONS

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:-

(a)	Due to related parties

	March 31,	December 31,
	2012	2011

Due to Ms. Lianyun Han, Chairperson, CEO and President of the Company	$80,723	$80,648

The amount due to Ms. Han was non-interest bearing, unsecured and without a fixed repayment date.

(b)	Lease of land

For the three months ended March 31, 2012 and 2011, the Company paid rental expense of $14,328 and $2,335 for the land leased from Heilongjiang Shuaiyi Technology Development Co., Ltd. (“Shuaiyi Technology”), respectively. Shuaiyi Technology and the Company are under common control and management.

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

Management intends to move the Company headquarters to this office building in 2012.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18	CONCENTRATION RISK

(a)	Concentration of credit risk

As of March 31, 2012 and December 31, 2011, almost all of the Company’s cash including cash on hand and deposits in bank accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the three months ended March 31, 2012 and 2011, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of March 31, 2012 and December 31, 2011 also arose in the PRC.

The following individual customer accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2012 and 2011:

	2012	2011
Lai En Century Co. Ltd	24%	37%

Individual customer amounts receivable that represented 10% or more of total accounts receivable as of March 31, 2012 and December 31, 2011 were as follows:

	Percentage of accounts receivable as of
	March 31,	December 31,
	2012	2011
Great Northern Wilderness Grain and Oil Warehouse Market	52%	56%
Tianjin GuangFeng Pharmacy	18%	16%
Beijing Green Grass Hall Biotechnology Co., Ltd	17%	-
Shandong Jinan Qingjie Ltd	13%	-
Shenzhen South Ocean Gift Trade Co., LTD	-	14%
Shandong Province, Linyi City HongYun Commodity	-	14%

(b)	Concentration of operating risk

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

The Company has entered into tenancy agreements for the leases of an exhibition hall and land with a third party and a related company, Shuaiyi Technology (see Note 17(b)), respectively, for the purposes of the operation of its VIEs. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of March 31, 2012 are as follows:

	Related Parties	Non-related Parties	Total
Remainder of fiscal year ending December 31, 2012	$43,075	$36,452	$79,527
Fiscal year ending December 31, 2013	57,433	28,597	86,030
Fiscal year ending December 31, 2014	57,433	-	57,433
Fiscal year ending December 31, 2015	57,433	-	57,433
Fiscal year ending December 31, 2016	57,433	-	57,433
Thereafter	798,580	-	798,580

Total	$1,071,387	$65,049	$1,136,436

During the three months ended March 31, 2012 and 2011, rental expenses under operating leases amounted to $26,850 and $15,247, respectively.

(b)	Capital commitments – contracted but not provided for:

	March 31,	December 31,
	2012	2011

Acquisition or construction of buildings - within one year	$7,943,695	$7,935,374

(c)	PRC employee costs

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

The Company operates in three business segments identified by product, “Cordyceps Militaris”, “beverages” and “organic and specialty food products”. The Cordyceps Militaris segment consists of the growing and sales of Cordyceps Militaris, which business is conducted through Daqing Shuaiyi. The beverages segment consists of the manufacturing of functional health beverages featuring the Cordyceps Militaris as a core ingredient, which business is also conducted through Daqing Shuaiyi and was launched in the fourth quarter of 2010. The organic and specialty food products segment consists of the sales of rice, flour, silage corn and other agricultural products which business is mainly conducted through Harbin Shuaiyi.

During the three months ended March 31, 2012 and 2011, all of the Company’s operations were carried out in one geographical segment - China.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 20	SEGMENT INFORMATION (CONTINUED)

The Company’s segment revenue and results for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31, 2012
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$5,458,121	$855,659	$547,238	$-	$6,861,018

Segment income before income taxes	$3,826,059	$601,924	$32,712	$(359,715)	$4,100,980

Income before income taxes					$4,100,980

Segment assets	$69,195,481	$70,041	$6,613,479	$2,635,578	$78,514,579

Total assets					$78,514,579

Other segment information:
Depreciation and amortization	$280,390	$1,354	$1,356	$26,152	$309,252
Expenditure for segment assets	$-	$-	$15,927	$-	$15,927

	Three Months Ended March 31, 2011
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	unallocated	Consolidated

Segment revenue from external customers	$5,083,488	$230,315	$482,439	$-	$5,796,242

Segment income before Income taxes	$3,581,442	$182,338	$27,818	$158,586	$3,950,184

Income before income taxes					$3,950,184

Segment assets	$46,210,964	$72,452	$1,312,566	$11,156,788	$58,752,770

Total assets					$58,752,770

Other segment information:
Depreciation and amortization	$260,161	$1,298	$1,300	$1,079	$263,838
Expenditure for segment assets	$1,168	$-	$-	$-	$1,168

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of the Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2011 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Certain Terms

Except as otherwise indicated by the context, references in this report to:

  “BVI” refers to the British Virgin Islands;
  “China,” “Chinese” and “PRC” refer to the People’s Republic of China;
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
  “U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States; and
  “VIE Entities” means our consolidated variable interest entities, including Heilongjiang Shuaiyi New Energy Development Co., Ltd. and its subsidiaries as depicted in our organizational chart included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview of Our Business

We are a leading China based producer and supplier of premium branded consumer products including commercially cultivated Cordyceps Militaris (aka Chinese Golden Grass), organic and specialty food products and functional health beverages.

Our primary product is Cordyceps Militaris, also known as Chinese Golden Grass. Cordyceps Militaris is a species of parasitic fungus that is typically found in north-eastern China. It is a precious ingredient in traditional Chinese medicine, as Cordyceps Militaris is widely believed in China to offer high medical and health benefits by nourishing the yin, boosting the yang, and invigorating the meridians of the lungs and kidneys. According to Georges Halpern's Healing Mushrooms, certain research has shown that Cordyceps Militaris may boost the immune system, and can be used as a supplement for combating certain effects of fatigue and aging, the occurrences of certain tumors, and combating arteriosclerosis and certain gastrointestinal disorders, as well as reducing blood pressure. In addition, Cordyceps Militaris has significantly high economic values and according to Halpern, wild Cordyceps Militaris can cost as much as $10,000 per kilogram. Due to the extremely sensitive growing conditions of Cordyceps Militaris, it is very difficult to grow the plant in a man-made environment. After several years of laboratory tests, we developed a technology to commercially grow and produce Cordyceps Militaris in 2006. Through Daqing Shuaiyi, we generated 79.6% and 87.7% of our revenues from Cordyceps Militaris for the first quarter of 2012 and 2011, respectively. We plan to continue to focus on Cordyceps Militaris related based consumer products, which is our fastest growing product line with the greatest market demand and a significantly higher profit margin.

We also sell organic and specialty food products through our VIE, Harbin Shuaiyi, which was formed in 2001. After years of development, we believe that we have become the largest wholesale distributor of organic and specialty food in Heilongjiang Province, China. We plan to increase our focus in organic and specialty food products business, including efforts to become a producer and increase our distribution capabilities.

We introduced the Cordyceps Militaris based functional health beverages in the fourth quarter of 2010. The non-carbonized beverage products were developed internally and contain the Cordyceps Militaris as a key ingredient. The products are currently being marketed directly to consumers in select cities in Jiangsu and Anhui Province through various distribution channels. We produce and distribute our functional health beverages through Daqing Shuaiyi.

First Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the first quarter of 2012, which resulted in continued growth in our revenues and operating profit.

The following are some financial highlights for the first quarter of 2012:

  Net Revenue: Our net revenue was approximately $6.86 million for the first quarter of 2012, an increase of 18.4% from the same quarter of last year.

  Gross Margin: Gross margin was 74.1% for the first quarter of 2012, as compared to 76.4% for the same period in 2011.

  Operating Profit: Operating profit was approximately $4.04 million for the first quarter of 2012, an increase of 15.5% from $3.50 million of the same period last year.

  Net Income: Net income was approximately $2.95 million for the first quarter of 2012, a decrease of 1.9% from the same period of last year.

  Basic and fully diluted earnings per share were $0.19 and $0.18 for the first quarter of 2012.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011

		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues

Net Revenue	$6,861	100%	$5,796	100%
Cost of goods sold	(1,779)	(25.9) %	(1,370)	(23.6)%

Gross Profit	5,082	74.1%	4,426	76.4%

Selling expenses	(382)	(5.6) %	(410)	(7.1)%
General and administrative expenses	(665)	(9.7) %	(521)	(9.0)%

Income from operations	4,035	58.8%	3,495	60.3%

Other income and (expenses):
Interest income	67	1.0%	40	0.7%
Foreign exchange differences	3	0.04%	23	0.4%
Change in fair value of warrants	(4)	(0.06)%	392	6.8%
Total other income	66	1.0%	455	7.9%
Income before income tax	4,101	59.8%	3,950	68.2%
Provision for income tax	(1,151)	(16.8)%	(942)	(16.3)%
Net income	$2,950	43.0%	3,008	51.9%

Net Revenue. Net revenue is generated from the sale of our products. Net revenue increased approximately $1.06 million, or 18.4%, to approximately $6.86 million for the three months ended March 31, 2012, from approximately $5.80 million for the same period in 2011. This increase was mainly attributable to the increase in sales volume of our core product, Cordyceps Militaris by $0.37 million and the increase in sales volume of our beverage products by $0.63 million. The increase in sales of our products was mainly driven by the continued increase in market demand for our products.

Business Segment Information

Our business operations can be categorized into three segments based on the type of products we produce and sell, specifically (i) Cordyceps Militaris, (ii) functional health beverages and (iii) organic and specialty food products. The following table illustrates the revenue from each of these three segments as well as the change of percentage for the periods indicated:

Net Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31,		Percent
	2012	2011	Change
Components of Net Revenue
Cordyceps Militaris	$5,458	$5,084	7.4%
Functional Health Beverages	856	230	271.5%
Organic and Specialty Food Products	547	482	13.4%
Total revenues	$6,861	$5,796	18.4%

We expect that majority of our revenue for 2012 will continue to be generated from our Cordyceps Militaris products, with an increase in percentage of revenue coming from the functional health beverages as we are expanding our distribution channel of such products. We also expect to increase our business development activities in the organic and specialty food products on a going forward basis. We anticipate that sales and marketing related costs associated with branding, marketing and advertising of the functional health beverages will increase as a percentage of revenue.

Additional information regarding our products can be found at Note 20, Segment Information in our unaudited condensed consolidated financial statements contained under Part I, Item I “FINANCIAL STATEMENTS” above.

Cost of Goods Sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of goods sold increased by $0.41 million, or 29.8%, to approximately $1.78 million for the three months ended March 31, 2012 from approximately $1.37 million during the same period in 2011. This increase was commensurate with the increase in production costs associated with the functional health beverages products and the increase in sales of Cordyceps Militaris. As a percentage of net revenue, the cost of goods sold increased to 25.9% for the three months ended March 31, 2012 from 23.6% during the same period in 2011. Such increase of cost of goods sold as a percentage of net revenue was mainly attributable to the increased production costs associated with the functional health beverages as our functional health beverages generally have a lower margin than our Cordyceps Militaris products because we outsource the production of the beverages to a third party bottler.

Gross Profit. Gross product is equal to the difference between net revenue and cost of goods sold. Our gross profit increased by approximately $0.66 million, or 14.8%, to approximately $5.08 million for the three months ended March 31, 2012 from approximately $4.43 million during the same period in 2011. Gross profit as a percentage of net revenue, or gross margin, was 74.1% for the three months ended March 31, 2012, a decrease of 2.3% from 76.4% during the same period in 2011. Such percentage decrease was mainly due to the increase in the sales of functional health beverages in the product mix which have a lower gross margin as compared to our Cordyceps Militaris products.

Selling Expenses. Our selling expenses include sales commissions, cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, and other sales related costs. Selling expenses decreased approximately $0.03 million, or 6.7%, to approximately $0.38 million for the three months ended March 31, 2012 from approximately $0.41 million during the same period in 2011. The decrease in selling expenses in terms of dollars for the three months ended March 31, 2012 was mainly attributable to decrease in selling and marketing expenses incurred relating to the rollout of our functional health beverages product line to additional distribution channels as well as costs associated with the opening of our specialty stores to sell our products compared with same period 2011. As a percentage of net revenue, selling expenses decreased to 5.6% for the three months ended March 31, 2012 from 7.1% for the same period in 2011. The percentage decrease was mainly due to the increase in net revenue which outpaced the increase in selling expenses.

General and Administrative Expense. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased approximately $0.14 million, or 27.5%, to approximately $0.66 million for the three months ended March 31, 2012 from approximately $0.52 million for the same period in 2011. The increase in terms of dollars was mainly attributable to the increase in payments for third party professional services. As a percentage of net revenue, general and administrative expenses were 9.7% for the three months ended March 31, 2012 as compared to 9.0% for the same period of 2011. The percentage increase was mainly due to the increase in general and administrative expenses outpaced the increase in net revenue.

Income Before Income Tax. Income before income tax increased approximately $0.15 million, or 3.8%, to approximately $4.10 million during the three months ended March 31, 2012 from approximately $3.95 million during the same period in 2011. As a percentage of net revenue, income before income tax decreased to 59.8% during the three months ended March 31, 2012 from 68.2% during the same period in 2011. The decrease of income before income tax as a percentage of net revenue is mainly attributable to the increase in costs associated with production of our functional health beverages and decrease in other income of $0.39 million mainly as a result of the change in fair value of outstanding warrants.

Income Taxes. Nutrastar International Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Nutrastar International Inc. had no income taxable in the United States for the three months ended March 31, 2012 and 2011. New Resources was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes. Oriental Global was formed in Hong Kong and under the current laws of Hong Kong, is not subject to income taxes. Our PRC subsidiary and the VIEs are subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing regulations, both of which became effective on January 1, 2008.

Both Daqing Shuaiyi and Harbin Shuaiyi have been subject to an income tax rate of 25% since 2011.

Income tax increased approximately $0.21 million to approximately $1.15 million for the three months ended March 31, 2012 from approximately $0.94 million for the same period in 2011. Income tax expense for the three months ended March 31, 2012 increased because of the increase in sales and taxable income.

Net Income. Net income decreased by approximately $0.06 million, or 1.9% to approximately $2.95 million for the three months ended March 31, 2012 from approximately $3.01 million for the same period of 2011, as a result of the factors described above.

Liquidity and Capital Resources

General

As of March 31, 2012, we had cash and cash equivalents of approximately $57 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$2,392	$3,823
Net cash used in investing activities	(15)	(1)
Net cash provided by financing activities	4	45
Foreign currency translation adjustment	59	391
Net cash flow	$2,440	$4,258

Operating Activities

Net cash provided by operating activities was approximately $2.39 million for the three-month period ended March 31, 2012, which is a decrease of approximately $1.43 million from approximately $3.82 million net cash provided by operating activities for the same period of 2011. The decrease in the cash provided by operating activities was mainly attributable to the increase in income taxes payment in the amount of $1.68 million.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash used in investing activities for the three-month period ended March 31, 2012 was approximately $15,000, an increase of approximately $14,000 from net cash used in investing activities of approximately $1,000 for the same period of 2011. Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2012 was approximately $4,000, a decrease of approximately $41,000 from approximately $45,000 net cash provided by financing activities for the same period of 2011. The decrease of the cash provided by financing activities was mainly due to the release of restricted cash from an escrow account during the first quarter of 2012.

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

Seasonality

The production and sale of our primary product, Cordyceps Militaris, historically have not been subject to material seasonal variations. However since a majority of our sales are in China, the timing of the various Chinese holidays such as Lunar Chinese New Year, May and October holidays may have some impact on our operating results and operating cash flows.

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

The accounts of Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi are consolidated in the accompanying condensed financial statements pursuant to the Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities. We do not have any non-controlling interests in net income and accordingly, did not subtract any net income in calculating the net income attributable to us. Because of the contractual arrangements, we had a pecuniary interest in the VIEs that require consolidation of our and the VIEs’ financial statements.

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

Derivative financial instruments
We evaluate all its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported in the consolidated statements of income. For stock-based derivative financial instruments, we use Monte-Carlo simulation methods to value the derivative instruments at inception and on subsequent valuation dates.

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

Share-based payments
We account for share-based compensation awards to employees in accordance with FASB ASC Topic 718, “Compensation –Stock Compensation”, which requires that share-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period.

We account for share-based compensation awards to non-employees in accordance with FASB ASC Topic 718 and FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-employees”. Under FASB ASC Topic 718 and FASB ASC Subtopic 505-50, stock compensation granted to non-employees has been determined as the fair value of the consideration received or the fair value of equity instrument issued, whichever is more reliably measured and is recognized as expense as the goods or services are received.

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

Foreign currency
We use the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes. Our PRC subsidiaries and VIEs maintain their books and records in their functional currency, Chinese Renminbi (“RMB”), being the lawful currency in the PRC. Assets and liabilities of the PRC subsidiaries and VIEs are translated from RMB into US Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of our financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	March 31, 2012	December 31, 2011
Balance sheet items, except for equity accounts	US$1=RMB6.2943	US$1=RMB6.3009

	Three months ended March 31,
	2012	2011
Items in the statements of income and cash flows	US$1=RMB6.3074	US$1=RMB6.5832

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lianyun Han and Mr. Robert Tick, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Lianyun Han and Mr. Robert Tick concluded that as of March 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 contains a detailed discussion of risk factors that could materially adversely affect our business, our operating results, or our financial condition. The following risk factor should be read in conjunction with that discussion. Except for the addition of this risk factor, there are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Our auditor, like other independent registered public accounting firms operating in China and – to the extent their audit clients have operations in China – Hong Kong, is not permitted to be subject to inspection by the Public Company Accounting Oversight Board and, as such, you may be deprived of the benefits of such inspection.

Our independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the US Public Company Accounting Oversight Board (United States) (the “PCAOB”), is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards.

Because our operations are solely located in the Peoples’ Republic of China, a jurisdiction where PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditor, like other independent registered public accounting firms operating in China and – to the extent their audit clients have operations in China – Hong Kong, is currently not inspected by the PCAOB.

Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct full inspections of auditors operating in China makes it more difficult to evaluate our auditor’s audit procedures or quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended March 31, 2012 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

Purchases of Equity Securities By the Company

On August 24, 2011, our Board of Directors authorized a repurchase of up to $5 million of our common stock over twelve (12) months pursuant to a stock repurchase program (the “Repurchase Program”). Under the terms of the Repurchase Program, we may repurchase shares through open market, negotiated private or block transactions. The Repurchase Program does not obligate us to repurchase any dollar amount or number of shares of its common stock, and the program may be extended, modified, suspended or discontinued at any time.

During the three-month period ended March 31, 2012, there were no repurchases of our common stock pursuant to the Repurchase Program.

No repurchase plans expired or were terminated during the first quarter of fiscal 2012, nor do any plans exist under which we intend to make further purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

101

The following financial information from The Nutrastar International Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 15, 2012

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

101

The following financial information from The Nutrastar International Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith.