Form 10-Q
period 2012-06-30
Nutrastar International Inc.
filed 2012-08-13
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]    Accelerated filer [_]    Non-accelerated filer [_] (Do not check if a smaller reporting company)    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]    No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2012 is as follows:

Class of Securities	Shares Outstanding
Common stock, $0.001 par value	15,388,826

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Condensed Consolidated Balance Sheets	F-2
Condensed Consolidated Statements of Income and Comprehensive Income	F-3 - F-4
Condensed Consolidated Statements of Stockholders’ Equity	F-5
Condensed Consolidated Statements of Cash Flows	F-6
Notes to Condensed Consolidated Financial Statements	F-7 – F-38

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$64,470,406	$54,556,329
Restricted cash	-	4,170
Accounts receivable	88,929	82,516
Inventories	1,386,321	898,871
Prepayments and other receivables	279,548	1,194,466
Total current assets	66,225,204	56,736,352
OTHER ASSETS
Intangible assets, net	1,779,632	2,024,593
Property, plant and equipment, net	11,969,041	12,395,567
Construction in process	4,002,646	5,271,609

Total assets	$83,976,523	$76,428,121
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$6,339
Other payables and accruals	1,215,143	1,064,045
Taxes payable	2,358,944	2,585,738
Due to a related party	149,592	80,648
Preferred stock dividend payable	467,020	529,851
Warrants liabilities	3,652	144,411
Total current liabilities	4,194,351	4,411,032
Total liabilities	4,194,351	4,411,032
COMMITMENTS AND CONTINGENCIES (Note 19)
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, (1,000,000 shares authorized, 113,010 shares and 147,820 shares issued and outstanding, respectively; aggregate liquidation preference amount: $3,164,280 and $4,138,960, plus accrued but unpaid dividend of $482,934 and $529,851, at June 30, 2012 and December 31, 2011, respectively)	2,577,324	3,371,206
Common stock, $0.001 par value, 190,000,000 shares authorized 15,432,381 shares issued and 15,388,826 shares outstanding at June 30, 2012; 14,962,631 shares issued and 14,957,970 shares outstanding at December 31, 2011	15,433	14,963
Additional paid-in capital	18,383,361	17,180,280
Treasury stock, at cost, 43,555 shares and 4,661 shares of common stock as of June 30, 2012 and December 31, 2011	(78,767)	(9,553)
Statutory reserves	3,921,102	3,076,552
Retained earnings	50,034,261	43,167,074
Accumulated other comprehensive income	4,929,458	5,216,567
Total stockholders' equity	79,782,172	72,017,089

Total liabilities and stockholders' equity	$83,976,523	$76,428,121

See accompanying notes to condensed consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
NET REVENUE	$10,035,428	$7,683,291	$16,896,446	$13,479,533
Cost of goods sold	(2,472,094)	(1,736,616)	(4,250,662)	(3,106,416)
GROSS PROFIT	7,563,334	5,946,675	12,645,784	10,373,117
Selling expenses	(465,650)	(463,938)	(848,008)	(873,811)
General and administrative expenses	(664,538)	(814,091)	(1,329,243)	(1,335,417)
Income from operations	6,433,146	4,668,646	10,468,533	8,163,889
Other income (expenses):
Interest income	66,664	66,766	133,882	106,595
Foreign exchange differences	(13,571)	28,864	(11,167)	51,785
Change in fair value of warrants	144,788	436,934	140,759	829,125
Total other income	197,881	532,564	263,474	987,505
Income before income taxes	6,631,027	5,201,210	10,732,007	9,151,394
Provision for income taxes	(1,729,994)	(1,299,593)	(2,881,396)	(2,242,006)
NET INCOME	4,901,033	3,901,617	7,850,611	6,909,388
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(366,862)	714,722	(287,109)	1,226,731

COMPREHENSIVE INCOME	$4,534,171	$4,616,339	$7,563,502	$8,136,119

Earnings per share:
Basic	$0.31	$0.26	$0.50	$0.46
Diluted	$0.30	$0.24	$0.48	$0.42

Weighted average number of shares outstanding:
Basic	15,384,180	14,793,775	15,370,851	14,639,464
Diluted	16,517,699	16,394,902	16,513,952	16,309,911

See accompanying notes to condensed consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	Preferred Stock		Common Stock						Accumulated
			Outstanding		Additional				Other
	Number		Number		Paid-in	Treasury	Statutory	Retained	Comprehensive
	of Shares	Amount	of Shares	Amount	Capital	stock	Reserves	Earnings	Income	Total

Balance at January 1, 2012	147,820	$3,371,206	14,957,970	$14,963	$17,180,280	$(9,553)	$3,076,552	$43,167,074	$5,216,567	$72,017,089

Net income	-	-	-	-	-	-	-	7,850,611	-	7,850,611
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(287,109)	(287,109)
Preferred stock converted into common stock	(34,810)	(793,882)	348,100	348	793,534	-	-	-	-	-
Preferred stock dividend converted into common stock	-	-	34,150	34	201,671	-	-	-	-	201,705
Preferred stock dividend	-	-	-	-	-	-	-	(138,874)	-	(138,874)
Appropriation of statutory reserves	-	-	-	-	-	-	844,550	(844,550)	-	-
Repurchase of common stock	-	-	(38,894)	-	-	(69,214)	-	-	-	(69,214)
Restricted stock unit vesting	-	-	87,500	88	(88)	-		-	-	-
Share-based payment	-	-	-	-	207,964	-		-	-	207,964

Balance at June 30, 2012 (Unaudited)	113,010	$2,577,324	15,388,826	$15,433	$18,383,361	$(78,767)	$3,921,102	$50,034,261	$4,929,458	$79,782,172

See accompanying notes to condensed consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,850,611	$6,909,388
Adjustments to reconcile net income to cash provided by operating activities:
Change in fair value of warrants	(140,759)	(829,125)
Warrants and consultant restricted stock expense	-	41,526
Depreciation and amortization	618,482	546,552
Share-based compensation expense	207,964	181,571
(Increase) decrease in assets:
Accounts receivable	(6,744)	25,099
Inventories	(492,222)	(1,150,108)
Prepayments and other receivables	912,912	(828,948)
Increase (decrease) in liabilities:
Accounts payable	(6,332)	(112,813)
Other payables and accruals	155,434	44,378
Taxes payable	(217,584)	1,173,734
Net cash provided by operating activities	8,881,762	6,001,254

CASH FLOWS FROM INVESTING ACTIVITIES:
Refund of prepayments for cold studios	1,268,351	-
Purchase of property, plant and equipment and construction in progress	(15,926)	(1,950,448)
Net cash used in investing activities	1,252,425	(1,950,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stocks	(69,214)	-
Advance from related party	77,143	-
Decrease in restricted cash	4,170	92,815
Net cash provided by financing activities	12,099	92,815

Foreign currency translation adjustment	(232,209)	914,415

INCREASE IN CASH AND CASH EQUIVALENTS	9,914,077	5,058,036
CASH AND CASH EQUIVALENTS, at the beginning of the period	54,556,329	40,758,848

CASH AND CASH EQUIVALENTS, at the end of the period	$64,470,406	$45,816,884

NON-CASH TRANSACTIONS
Preferred stock and dividend converted into common stock	$995,587	$1,123,305
Share-based payment – IR warrants	-	41,526
Preferred stock dividend payable	138,874	322,595
Share-based payment to officers and directors under equity incentive plan	207,964	181,571
SUPPLEMENTAL DISCLOSURE INFORMATION
Income taxes paid	$3,050,703	$1,167,463

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

As of June 30, 2012, details of the subsidiaries and affiliates of the Company are as follows:

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Basis of presentation
These interim condensed consolidated financial statements are unaudited. In the opinion of management, all material adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The (a) condensed consolidated balance sheet as of June 30, 2012, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2011.

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

Use of estimates
The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the periods ended June 30, 2012 and 2011 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments and warrants granted.

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

Research and development costs
Research and development costs are expensed as incurred, and are charged to general and administrative expenses. Research and development costs were $91,354 and $55,267 for the six months ended June 30, 2012 and 2011, respectively, and $57,361 and $27,412 for the three months ended June 30, 2012 and 2011, respectively.

Advertising costs
The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were $2,204 and $59,468 for the six months ended June 30, 2012 and 2011, respectively, and $16 and $36,804 for the three months ended June 30, 2012 and 2011, respectively.

Shipping and handling costs
Substantially all costs of shipping and handling of products to customers are included in selling expense. Shipping and handling costs for the six months ended June 30, 2012 and 2011 were insignificant.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	June 30, 2012	December 31, 2011
Balance sheet items, except for equity accounts	US$1=RMB 6.3249	US$1=RMB6.3009

	Three months ended June 30,
	2012	2011
Items in the statements of income and cash flows	US$1=RMB 6.3074	US$1=RMB6.5011

	Six months ended June 30,
	2012	2011
Items in the statements of income and cash flows	US$1=RMB 6.3074	US$1=RMB6.5411

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

The Company believes that during the six months ended June 30, 2012 and 2011, it operated in three business segments – growing and sales of Cordyceps Militaris, which is widely used for Chinese medicine, manufacturing and sale of functional health beverages featuring the Cordyceps Militaris as a core ingredient, and sales of organic and specialty products. The manufacturing and sale of Cordyceps Militaris functional health beverages was launched in the fourth quarter of 2010.

Throughout the six months ended June 30, 2012 and 2011, all of the Company’s operations were carried out in one geographical segment - China.

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

In July 2012, the FASB issued 2012-02 Intangibles — Goodwill and Other (Topic 350): The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued.

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	June 30, 2012

Liabilities:
Derivative instruments –	$—	$3,652	$—	$3,652
Warrants
Total	$—	$3,652	$—	$3,652

Financial instruments	Level 1	Level 2	Level 3	December 31, 2011

Liabilities:
Derivative instruments –	$—	$144,441	$—	$144,441
Warrants
Total	$—	$144,441	$—	$144,441

The carrying values of cash and cash equivalents, trade and other receivables and payables approximate their fair values due to the short maturities of these instruments.

There was no asset or liability measured at fair value on a non-recurring basis as of June 30, 2012 and December 31, 2011.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (CONTINUED)

For stock-based derivative financial instruments, the Company uses Monte-Carlo simulation methods to value the derivative instruments at inception and on subsequent valuation dates using the following assumptions:

	June 30, 2012	December 31, 2011
Series C Warrants to investors and placement agent
(issued on June 7, 2010)
Market price of common stock:	$1.30	$2.00
Exercise price:	$3.40	$3.40
Remaining contractual life (years):	0.93	1.43
Dividend yield:	−	−
Expected volatility:	44.12%	48.21%
Risk-free interest rate:	0.15%	0.16%
Fair value	$2,241	$89,040

Series C Warrants to investors and placement agent
(issued on June 28, 2010)
Market price of common stock:	$1.30	$2.00
Exercise price:	$3.40	$3.40
Remaining contractual life (years):	0.99	1.49
Dividend yield:	−	−
Expected volatility:	43.00%	48.35%
Risk-free interest rate:	0.15%	0.17%
Fair value	$1,411	$55,371
Total	$3,652	$144,411

NOTE 4 RESTRICTED CASH

As of December 31, 2011, $4,170 in total was held in escrow according to the agreements in connection with the private placements consummated in June 2010. The remaining escrow funds were released as of June 30, 2012, which is further disclosed in Note 12.

Restricted cash consisted of the following:

	June 30,	December 31,
	2012	2011

Restricted cash - compensation for Chief Financial Officer	$-	$4,170

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30,	December 31,
	2012	2011

Accounts receivable	$88,929	$82,516
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$88,929	$82,516

No allowance was deemed necessary as of June 30, 2012 and December 31, 2011.

NOTE 6 INVENTORIES

Inventories by major categories are summarized as follows:

	June 30,	December 31,
	2012	2011

Raw materials	$378,467	$288,003
Work in progress	225,315	394,029
Finished goods	782,539	216,839

Total	$1,386,321	$898,871

NOTE 7 PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	June 30,	December 31,
	2012	2011

Prepayments for raw material purchasing	$267,800	$1,182,880
Other receivables, net of $nil allowance	11,748	11,586

	$279,548	$1,194,466

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	June 30,	December 31,
	2012	2011

Computer software, cost	$1,570	$1,576
Exclusive right to use a secret process, cost	4,745,063	4,763,137
Less: Accumulated amortization	(2,967,001)	(2,740,120)

	$1,779,632	$2,024,593

In April 2006, the Company purchased from a third party a ten-year exclusive right to use a secret process and method in the cultivation and growing of Cordyceps Militaris, which is widely used for traditional Chinese medicine, for a cash consideration of RMB30,000,000, payable over five years which has been paid off as of June 30, 2012. The exclusive right is amortized over its term of ten years using the straight-line method.

Amortization expense was $237,937 and $229,436 for the six months ended June 30, 2012 and 2011, and $118,969 and $115,452 for the three months ended June 30, 2012 and 2011, respectively. The estimated expense of the intangible assets over each of the next five years will be:

Remainder of fiscal 2012	$237,278
2013	474,557
2014	474,557
2015	474,557
2016	118,683

$1,779,632

NOTE 9 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	June 30,	December 31,
	2012	2011
Cost:
Buildings	$14,845,125	$14,901,670
Office equipment	28,160	28,267
Machinery	132,847	133,353
Motor vehicles	114,949	115,386
Total cost	15,121,081	15,178,676
Less: Accumulated depreciation	(3,152,040)	(2,783,109)
Net book value	$11,969,041	$12,395,567

Depreciation expense was $380,545 and $317,116 for the six months ended June 30, 2012 and 2011, and $190,261 and $167,262 for the three months ended June 30, 2012 and 2011, respectively.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:

	June 30,	December 31,
	2012	2011
Construction of:
Buildings (green houses and cold studios)	$4,002,646	$5,271,609

On July 11, 2011, one of the Company's VIE entity signed a contract for the construction of up to 500 cold studios. Pursuant to the terms of the contract, a deposit in the amount of RMB10,000,000 (approximately to $1,586,000) was paid to the contractor. During the second quarter of 2012, the contractor completed 100 cold studios; however, 35 completed cold studios did not meet the quality test which the contractor has an obligation to repair according to the terms of the contract. Due to the high failure rate, the terms of the contract were renegotiated on June 1, 2012 where both parties agreed to stop the construction of the remaining 400 cold studios; which resulted in a refund in the amount of RMB8,000,000 (approximately to $1,268,000), representing the deposits paid for the 400 remaining cold studios.

NOTE 11 OTHER PAYABLES, ACCRUALS AND TAXES PAYABLE

Other payables and accruals consisted of the following:

	June 30,	December 31,
	2012	2011
Accrued staff costs	$1,168,495	$953,605
Other payables	46,648	110,440
	$1,215,143	$1,064,045

Taxes payable consisted of the following:

	June 30,	December 31,
	2012	2011
Value added tax	$567,296	$661,618
Income tax	1,679,248	1,855,126
Others	112,400	68,994
	$2,358,944	$2,585,738

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

During the six months ended June 30, 2012, the Company repurchased 38,894 shares of the Company’s common stock under the Repurchase Program at an average price of $1.78 per share. As of June 30, 2012, the Company had approximately $4.92 million available under the existing $5.00 million Repurchase Program.

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

The following table sets out the allocation of the proceeds from the Private Placement:

Proceeds of the private placement on June 7, 2010	$3,524,342
Allocation of proceeds to Series C Warrants to investors	(718,698)
Allocation of proceeds to beneficial conversion feature	(1,143,198)
Amortization of discount resulting from the accounting for a beneficial conversion feature	1,143,198
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	$2,805,644
Preferred stock converted into common stock in 2011	(85,546)
Convertible Series A Preferred Stock at December 31, 2011	$2,720,098
Preferred stock converted into common stock in the six months ended June 30, 2012	(689,392)
Convertible Series A Preferred Stock at June 30, 2012	$2,030,706

Proceeds of the private placement on June 28, 2010	$2,121,938
Allocation of proceeds to Series C Warrants to investors	(418,668)
Allocation of proceeds to beneficial conversion feature	(644,532)
Amortization of discount resulting from the accounting for a beneficial conversion feature	644,532
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	$1,703,270
Preferred stock converted into common stock in 2011	(1,052,162)
Convertible Series A Preferred Stock at December 31, 2011	$651,108
Preferred stock converted into common stock in the six months ended June 30, 2012	(104,490)
Convertible Series A Preferred Stock at June 30, 2012	$546,618

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

During the six months ended June 30, 2012 and 2011, 34,810 shares and 46,669 shares, respectively, of Series A Preferred Stock were converted into 348,100 shares and 466,690 shares of common stock, respectively, at a 1 for 10 ratio. In addition, during the six months ended June 30, 2012 and 2011, 34,150 shares and 21,140 shares of common stock were issued to the investors as settlement of stock dividends of $201,705 and $58,964, respectively.

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

Accounting for Series A, Series B and Series C Warrants

Series A and Series B Warrants issued to certain investors on December 17, 2009 to purchase 500,000 shares of the Company’s common stock remained outstanding at June 30, 2012 had a term of three years and exercise prices of $3.25 and $4.00 per share, respectively. These warrants contain standard anti-dilution provisions for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction. Because these warrants do not contain any contingent exercise provisions and their settlement amount will equal the difference between the fair value of a fixed number of the Company’s equity shares and a fixed strike price, these warrants, which are freestanding instruments, qualify for the scope exception under the guidance provided in ASC 815-40-15-5 through 815-40-15-8, and are considered indexed to the Company’s own stock. Accordingly, Series A and Series B Warrants have been classified as equity.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 STOCKHOLDERS’ EQUITY (CONTINUED)

Accounting for Series A, Series B and Series C Warrants (continued)

As of June 30, 2012, the fair value of these outstanding Series C Warrants was determined to be $3,652. Accordingly, the Company recorded income (expense) of $144,788 and $140,759 in other income related to the change in the fair value of the Series C Warrants during the three months and six months ended June 30, 2012, respectively, and $436,934 and $829,125 in the three months and six months ended June 30,2011,respectively. There is no cash flow impact for the warrant liability until the Series C Warrants are exercised.

The following table presents a reconciliation of the warrant liabilities measured at fair value on a recurring basis using Level 2 from January 1, 2011 to June 30, 2012:

Warrant liabilities
Balance at December 31, 2010	$1,198,273
Change in fair value included in earnings	(1,053,862)
Balance at December 31, 2011	$144,411
Change in fair value included in earnings	(140,759)
Balance at June 30, 2012	$3,652

IR Warrants
On May 27, 2010, the Company entered into an investor relations agreement with a consultant in which the consultant would provide certain consulting services to the Company for a term of one year. In exchange for the consulting services provided, the consultant should receive (i) a cash fee of $100,000 and (ii) 100,000 warrants (the “IR Warrants”) at an exercise price of $3.80 and a term of three years from issuance date. The above 100,000 IR Warrants were issued on July 1, 2010. The grant date fair value of these IR warrants was estimated at $89,435 using Black-Scholes valuation model and nil and $37,265 were charged as general and administrative expenses during the six months ended June 30, 2012 and 2011, respectively.

Warrants issued and outstanding at June 30, 2012, and changes from January 1, 2011 to June 30, 2012 are as follows:

Weighted
	Number of	Average	Average Remaining
	underlying	Exercise	Contractual Life
	shares	Price	(years)
Balance, January 1, 2011	1,588,501	$3.50	2.29
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2011	1,588,501	$3.50	1.29
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-
Outstanding at June 30, 2012	1,588,501	$3.50	0.79

Exercisable at June 30, 2012	1,588,501	$3.50	0.79

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

NOTE 14 SHARE-BASED COMPENSATION

As of June 30, 2012, the Company was authorized for issuing an aggregate of 1,000,000 shares of its common stock under the 2009 Equity Incentive Plan (“Plan”) as equity awards of incentive stock options, non-statutory stock options, restricted stock, and other equity incentives to employees, officers, directors and consultants. The Plan expires in 2019 and as of June 30, 2012, there were 30,000 shares of common stock available for grant pursuant to the Plan.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 SHARE-BASED COMPENSATION (CONTINUED)

Stock options granted to management (continued)

Summary of options issued and outstanding at June 30, 2012 and the movements during the three months then ended are as follows:

Weighted-
	Number of	Average	Aggregate	Weighted- Average
	Underlying	Exercise Price	Intrinsic	Contractual Life
	Shares	Per Share	Value (1)	Remaining in Years

Outstanding at January 1, 2011	150,000	$6.00	$-	4.50
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2011	150,000	$3.50	$-	3.25
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2012	150,000	$3.50	$-	2.75
Exercisable at June 30, 2012	112,500	$3.50	$-	2.5

(1)	The market value of the Company’s common stock at June 30, 2012 was $1.30. The outstanding options to Mr. Tick had no intrinsic value at June 30, 2012.

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Also in accordance with ASC Topic 718, incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. Accordingly, the Company recognized compensation expense of $21,883 and $43,765 in relation to the options granted to Mr. Tick for the three and six months ended at June 30, 2012, respectively. the Company recognized compensation expense of $9,347 and $25,657 in relation to the options granted to Mr. Tick for the three and six months ended June 30, 2011, respectively

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 SHARE-BASED COMPENSATION (CONTINUED)

Restricted shares granted to management

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

Accordingly, the Company recognized compensation expense of $40,000 and $75,000, related to the restricted shares granted to Mr. Tick for the three and six months ended June 30, 2012; and $37,917 and $75,417 for the three and six months ended June 30, 2011, respectively, based on the estimated grant-date fair value of the Company’s common stock of $3.00.

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

Accordingly, the Company recognized a total compensation expense of $41,598 and $89,199; $41,554 and $44,598 related to the restricted shares granted to the directors for the three and six months ended June 30, 2012, respectively, and $44,154 and $80,497 for the three and six months ended June 30, 2011 based on the estimated grant-date fair values of the Company’s common stock of $2.98 on October 5, 2010, $3.28 on January 24, 2011 and $2.41 on August 11, 2011.

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

The Company’s income tax expense consisted of:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Current income tax – PRC	$1,729,994	$1,299,593	$2,881,396	$2,242,006
Deferred	-	-	-	-

	$1,729,994	$1,299,593	$2,881,396	$2,242,006

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Pre-tax income	$6,631,027	$5,201,210	$10,732,007	$9,151,394

U.S. federal corporate income tax rate	34%	34%	34%	34%
Income tax computed at U.S. federal corporate income tax rate	2,254,549	1,768,411	3,648,882	3,111,474
Reconciling items:
Loss not recognized as deferred tax assets	107,736	64,197	210,536	121,577
Change in fair value of warrants	(49,228)	(148,558)	(47,858)	(281,903)
Rate differential for PRC earnings	(612,273)	(459,220)	(1,008,926)	(800,619)
Non-deductible expenses and non-reportable income	29,210	74,763	78,762	91,477
Effective tax expense	$1,729,994	$1,299,593	$2,881,396	$2,242,006

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15 INCOME TAXES (CONTINUED)

The Company had deferred tax assets as follows:

	June 30,	December 31,
	2012	2011
Net operating losses carried forward	$997,409	$786,873
Less: Valuation allowance	(997,409)	(786,873)
Net deferred tax assets	$-	$-

As of June 30, 2012 and December 31, 2011, Nutrastar had $2,933,557 and $2,314,333 net operating loss carryforwards available to reduce future taxable income, respectively, which will expire in various years through 2031. Management believes it is more-likely-than-not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of June 30, 2012 and December 31, 2011, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three and six months ended June 30, 2012 and 2011, and no provision for interest and penalties is deemed necessary as of June 30, 2012 and December 31, 2011.

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

NOTE 16 EARNINGS PER SHARE

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Income available to common stockholders:
- Net income	$4,901,033	$3,901,617	$7,850,611	$6,909,388
Less: Preferred stock dividend	(73,730)	(81,893)	(138,874)	(200,378)
Income available to common stockholders (Basic)	$4,827,303	$3,819,724	$7,711,737	$6,709,010
Add: Preferred stock dividend	73,730	81,893	138,874	200,378
Income available to common shareholders (Diluted)	4,901,033	3,901,617	7,850,611	6,909,388
Weighted average number of shares:
- Basic	15,384,180	14,793,775	15,370,851	14,639,464
- Effect of dilutive preferred stock	1,133,519	1,601,073	1,143,101	1,665,930
- Effect of dilutive restricted stock units	-	54	-	4,517
- Diluted	16,517,699	16,394,902	16,513,952	16,309,911
Net income per share
- Basic	$0.31	$0.26	$0.50	$0.46
- Diluted	$0.30	$0.24	$0.48	$0.42

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16 EARNINGS PER SHARE (CONTINUED)

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding to assume the issuance of all dilutive potential common shares upon conversion.

The diluted earnings per share calculation for the six months ended June 30, 2012 did not include the warrants, management options and restricted shares to purchase up to 1,588,501 shares, 150,000 shares and 115,000 shares of common stock, respectively, because their effect was anti-dilutive.

The diluted earnings per share calculation for the three months ended June 30, 2012 did not include the warrants, management options and restricted shares to purchase up to 1,588,501 shares, 150,000 shares and 115,000 shares of common stock, respectively, because their effect was anti-dilutive.

NOTE 17 RELATED PARTY TRANSACTIONS

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:-

(a)	Due to related parties
	June 30,	December 31,
	2012	2011

Due to Ms. Lianyun Han, Chairperson, CEO and President of the Company	$149,592	$80,648

The amount due to Ms. Han was non-interest bearing, unsecured and without a fixed repayment date.

(b)	Lease of land

For the six months ended June 30, 2012 and 2011, the Company paid rental expense of $28,657 and $4,701 for the land leased from Heilongjiang Shuaiyi Technology Development Co., Ltd. (“Shuaiyi Technology”), respectively. Shuaiyi Technology and the Company are under common control and management.

For the three months ended June 30, 2012 and 2011, the Company paid rental expense of $14,329 and $2,366 for the land leased from Shuaiyi Technology, respectively.

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

It is the current intention of the Company to move the Company headquarters to this office building in 2012.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18 CONCENTRATION RISK

(a) Concentration of credit risk

As of June 30, 2012 and December 31, 2011, almost all of the Company’s cash including cash on hand and deposits in bank accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the six months ended June 30, 2012 and 2011, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of June 30, 2012 and December 31, 2011 also arose in the PRC.

The following individual customer accounted for 10% or more of the Company’s revenues for the six and three months ended June 30, 2012 and 2011:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Lai En Century Co. Ltd	31.5%	28.5%	28.6%	32.2%

Individual customer amounts receivable that represented 10% or more of total accounts receivable as of June 30, 2012 and December 31, 2011 were as follows:

	Percentage of accounts receivable as of
	June 30,	December 31,
	2012	2011
Great Northern Wilderness Grain and Oil Warehouse Market	51%	56%
Tianjin GuangFeng Pharmacy	18%	16%
Beijing Green Grass Hall biotechnology Co., Ltd	17%	- %
Shandong Jinan Qingjie Ltd	14%	- %
Shenzhen South Ocean Gift Trade Co., LTD	- %	14%
Shandong Province, Linyi City HongYun Commodity	- %	14%

(b) Concentration of operating risk

Substantially all of the Company’s operations are located and conducted in China. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 19 COMMITMENTS AND CONTINGENCIES

(a) Operating leases

The Company has entered into tenancy agreements for the leases of an exhibition hall and land with a third party and a related company, Shuaiyi Technology (see Note 17(b)), respectively, for the purposes of the operation of its VIEs. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of June 30, 2012 are as follows:

	Related Parties	Non-related Parties	Total
Remainder of fiscal year ending December 31, 2012	$14,289	$12,487	$26,776
Fiscal year ending December 31, 2013	57,155	28,459	85,614
Fiscal year ending December 31, 2014	57,155	-	57,155
Fiscal year ending December 31, 2015	57,155	-	57,155
Fiscal year ending December 31, 2016	57,155	-	57,155
Thereafter	794,716	-	794,716

Total	$1,037,625	$40,946	$1,078,571

During the six months ended June 30, 2012 and 2011, rental expenses under operating leases amounted to $53,700 and $37,908, respectively.

During the three months ended June 30, 2012 and 2011, rental expenses under operating leases amounted to $26,850 and $22,661, respectively.

(b) Capital commitments – contracted but not provided for:

	June 30,	December 31,
	2012	2011

Acquisition or construction of buildings - within one year	$-	$7,935,374

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

During the six months ended June 30, 2012 and 2011, all of the Company’s operations were carried out in one geographical segment - China.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 20 SEGMENT INFORMATION (CONTINUED)

The Company’s segment revenue and results for the six months ended June 30, 2012 and 2011 are as follows:

	Six Months Ended June 30, 2012
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$12,970,673	$2,856,036	$1,069,737	$-	$16,896,446

Segment income before income taxes	$9,395,040	$1,867,257	$64,601	$(594,891)	$10,732,007
Income before income taxes					$10,732,007

Segment assets	$75,887,184	$68,351	$5,334,900	$2,686,088	$83,976,523

Total assets					$83,976,523

Other segment information:
Depreciation and amortization	$560,778	$2,709	$2,709	$52,286	$618,482
Expenditure for segment assets	$-	$-	$15,926	$-	$15,926

	Six Months Ended June 30, 2011
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	unallocated	Consolidated

Segment revenue from external customers	$11,153,211	$1,361,923	$964,399	$-	$13,479,533

Segment income before Income taxes	$7,925,166	$929,001	$53,045	$244,182	$9,151,394
Income from operations before income taxes					$9,151,394

Segment assets	$59,008,245	$72,082	1,215,078	$3,366,164	$63,661,569

Total assets					$63,661,569

Other segment information:
Depreciation and amortization	$523,722	$2,612	$2,614	$17,604	$546,552
Expenditure for segment assets	$1,168	$-	$-	$1,949,280	$1,950,448

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 20 SEGMENT INFORMATION (CONTINUED)

The Company’s segment revenue and results for the three months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30, 2012
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$7,512,552	$2,000,377	$522,499	$-	$10,035,428

Segment income before income taxes	$5,568,981	$1,265,333	$31,889	$(235,176)	$6,631,027
Income before income taxes					$6,631,027

Segment assets	$75,887,184	$68,351	$5,334,900	$2,686,088	$83,976,523

Total assets					$83,976,523

Other segment information:
Depreciation and amortization	$280,388	$1,355	$1,353	$26,134	$309,230
Expenditure for segment assets	$-	$-	$-	$-	$-

	Three Months Ended June 30, 2011
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	unallocated	Consolidated

Segment revenue from external customers	$6,069,723	$1,131,608	$481,960	$-	$7,683,291

Segment income before
Income taxes	$4,343,724	$746,663	$25,227	$85,596	$5,201,210
Income from operations before income taxes					$5,201,210

Segment assets	$59,008,245	$72,082	$1,215,078	$3,366,164	$63,661,569

Total assets					$63,661,569

Other segment information:
Depreciation and amortization	$263,561	$1,314	$1,314	$16,525	$282,714
Expenditure for segment assets	$-	$-	$-	$1,949,280	$1,949,280

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

Our primary product is Cordyceps Militaris, also known as Chinese Golden Grass. Cordyceps Militaris is a species of parasitic fungus that is typically found in Northeastern China. It is a precious ingredient in traditional Chinese medicine, as Cordyceps Militaris is widely believed in China to offer high medical and health benefits by nourishing the yin, boosting the yang, and invigorating the meridians of the lungs and kidneys. According to Georges Halpern's Healing Mushrooms, certain research has shown that Cordyceps Militaris may boost the immune system, and can be used as a supplement for combating certain effects of fatigue and aging, the occurrences of certain tumors, and combating arteriosclerosis and certain gastrointestinal disorders, as well as reducing blood pressure. In addition, Cordyceps Militaris has significantly high economic values and according to Halpern, wild Cordyceps Militaris can cost as much as $10,000 per kilogram. Due to the extremely sensitive growing conditions of Cordyceps Militaris, it is very difficult to grow the plant in a man-made environment. After several years of laboratory tests, we developed a technology to commercially grow and produce Cordyceps Militaris in 2006. Through Daqing Shuaiyi, we generated 74.9% and 79.0% of our revenues from Cordyceps Militaris for the second quarter of 2012 and 2011, respectively. We plan to continue to focus on Cordyceps Militaris related based consumer products, which is our fastest growing product line with the greatest market demand and a significantly higher profit margin.

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

Second Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the second quarter of 2012, which resulted in continued growth in our revenues and net income.

The following are some financial highlights for the second quarter of 2012:

  Net Revenue: Our net revenue was approximately $10.04 million for the second quarter of 2012, an increase of 30.6% from the same quarter of last year.
  Gross Margin: Gross margin was 75.4% for the second quarter of 2012, as compared to 77.4% for the same period in 2011.
  Operating Profit: Operating profit was approximately $6.43 million for the second quarter of 2012, an increase of 37.8% from $4.67 million of the same period last year.
  Net Income: Net income was approximately $4.90 million for the second quarter of 2012, an increase of 25.6% from the same period of last year.
  Basic and fully diluted earnings per share were $0.31 and $0.30 for the second quarter of 2012.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues
Net revenue	$10,035	100%	$7,683	100%
Cost of goods sold	(2,472)	(24.6) %	(1,737)	(22.6)%

Gross profit	7,563	75.4%	5,947	77.4%

Selling expenses	(465)	(4.7) %	(464)	(6.0)%
General and administrative expenses	(665)	(6.6) %	(814)	(10.6)%

Income from operations	6,433	64.1%	4,669	60.8%
Other income and (expenses):
Interest income	67	0.7%	67	0.8%
Foreign exchange differences	(14)	(0.1)%	29	0.4%
Change in fair value of warrants	145	1.4%	437	5.7%
Total other income	198	2.0%	533	6.9%
Income before income tax	6,631	66.1%	5,202	67.7%
Provision for income tax	(1,730)	(17.3)%	(1,300)	(16.9)%
Net income	$4,901	48.8%	$3,902	50.8%

Net Revenue. Net revenue is generated from the sale of our products. Net revenue increased approximately $2.35 million, or 30.6%, to approximately $10.04 million for the three months ended June 30, 2012, from approximately $7.68 million for the same period in 2011. This increase was mainly attributable to the increase in sales volume of our core product, Cordyceps Militaris by $1.44 million and the increase in sales volume of our beverage products by $0.87 million. The increase in sales of our products was driven mainly by the continued increase in market demand for our products.

Business Segment Information

Our business operations can be categorized into three segments based on the type of products we produce and sell, specifically (i) Cordyceps Militaris, (ii) functional health beverages and (iii) organic and specialty food products. The following table illustrates the revenue from each of these three segments as well as the change of percentage for the periods indicated:

Net Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30,		Percent
	2012	2011	Change
Components of Net Revenue
Cordyceps Militaris	$7,513	$6,070	23.8%
Functional Health Beverages	2,000	1,132	76.8%
Organic and Specialty Food Products	522	481	8.4%
Total revenues	$10,035	$7,683	30.6%

We expect that the majority of our revenue for 2012 will be generated from our Cordyceps Militaris related products, with an increase in percentage of revenue coming from the functional health beverages as we are expanding our distribution channel of such products. We also expect to increase our business development activities in the organic and specialty food products on a going forward basis. We anticipate that sales and marketing related costs associated with branding, marketing and advertising of the functional health beverages may increase as a percentage of revenue.

Additional information regarding our products can be found at Note 20, Segment Information in our unaudited condensed consolidated financial statements contained under Part I, Item I “FINANCIAL STATEMENTS” above.

Cost of Goods Sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of goods sold increased by $0.74 million, or 42.4%, to approximately $2.47 million for the three months ended June 30, 2012 from approximately $1.74 million during the same period in 2011. This increase was commensurate with the increase in production costs associated with the functional health beverages products and the increase in sales of Cordyceps Militaris. As a percentage of net revenue, the cost of goods sold increased to 24.6% for the three months ended June 30, 2012 from 22.6% during the same period in 2011. Such increase of cost of goods sold as a percentage of net revenue was mainly attributable to the increased production costs associated with the functional health beverages as our functional health beverages generally have a higher production cost than our Cordyceps Militaris products because we outsource the production of the beverages to a third party bottler.

Gross Profit. Gross profit is equal to the difference between net revenue and cost of goods sold. Our gross profit increased by approximately $1.62 million, or 27.2%, to approximately $7.56 million for the three months ended June 30, 2012 from approximately $5.95 million during the same period in 2011. Gross profit as a percentage of net revenue, or gross margin, was 75.4% for the three months ended June 30, 2012, a decrease of 2.0% from 77.4% during the same period in 2011. Such percentage decrease was mainly due to the increase in the sales of functional health beverages in the product mix which have a lower gross margin as compared to our Cordyceps Militaris products.

Selling Expenses. Our selling expenses include sales commissions, cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, and other sales related costs. Selling expenses increased by approximately $0.01 million, or 0.4%, to approximately $0.47 million for the three months ended June 30, 2012 from approximately $0.46 million during the same period in 2011. The increase in selling expenses in terms of dollar for the three months ended June 30, 2012 was mainly attributable to the increase in selling and marketing expenses incurred relating to the expansion of distribution channels of our functional health beverages product line. As a percentage of net revenue, selling expenses decreased to 4.7% for the three months ended June 30, 2012 from 6.0% for the same period in 2011. The percentage decrease was mainly due to the increase in net revenue which outpaced the increase in selling expenses.

General and Administrative Expense. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses decreased by approximately $0.15 million, or 18.4%, to approximately $0.66 million for the three months ended June 30, 2012 from approximately $0.81 million for the same period in 2011. The decrease in terms of dollar was mainly attributable to the decrease in payments for third party professional services. As a percentage of net revenue, general and administrative expenses were 6.6% for the three months ended June 30, 2012 as compared to 10.6% for the same period of 2011. The percentage decrease was mainly due to the increase in net revenue combined with a decrease in general and administrative expenses in terms of dollars.

Income Before Income Tax. Income before income tax increased by approximately $1.43 million, or 27.5%, to approximately $6.63 million during the three months ended June 30, 2012 from approximately $5.20 million during the same period in 2011. As a percentage of net revenue, income before income tax decreased to 66.1% during the three months ended June 30, 2012 from 67.7% during the same period in 2011. The decrease of income before income tax as a percentage of net revenue is mainly attributable to the increase in cost of goods sold and decrease in other income of $0.33 million mainly as a result of the change in the fair value of outstanding warrants.

Income Taxes. Nutrastar International Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Nutrastar International Inc. had no income taxable in the United States for the three months ended June 30, 2012. New Resources was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes. Oriental Global was formed in Hong Kong and under the current laws of Hong Kong, is not subject to income taxes. Our PRC subsidiary and the VIEs are subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing regulations, both of which became effective on January 1, 2008.

Both Daqing Shuaiyi and Harbin Shuaiyi have been subject to an income tax rate of 25% since 2011.

Income tax increased by approximately $0.43 million to approximately $1.73 million for the three months ended June 30, 2012 from approximately $1.30 million for the same period in 2011. Income tax expense for the three months ended June 30, 2012 increased because of the increase in net revenue and taxable income.

Net Income. Net income increased by approximately $1.00 million, or 25.6% to approximately $4.90 million for the three months ended June 30, 2012 from approximately $3.90 million for the same period of 2011, as a result of the factors described above.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues
Net revenue	$16,896	100%	$13,480	100%
Cost of goods sold	(4,251)	(25.2) %	(3,107)	(23.0)%
Gross profit	12,645	74.8%	10,373	77.0%
Selling expenses	(848)	(5.0) %	(874)	(6.5)%
General and administrative expenses	(1,329)	(7.8) %	(1,335)	(9.9)%
Income from operations	10,468	62.0%	8,164	60.6%
Other income and (expenses):
Interest income	134	0.8%	106	0.8%
Foreign exchange differences	(11)	(0.1)%	52	0.4%
Change in fair value of warrants	141	0.8%	829	6.1%
Total other income	264	1.5%	987	7.3%
Income before income tax	10,732	63.5%	9,151	67.9%
Provision for income tax	(2,881)	(17.0)%	(2,242)	(16.6)%
Net income	$7,851	46.5%	$6,909	51.3%

Net Revenue. Net revenue increased approximately $3.42 million, or 25.3%, to approximately $16.90 million for the six months ended June 30, 2012, from approximately $13.48 million for the same period in 2011. This increase was mainly attributable to the increase in sales volume of our core product, Cordyceps Militaris by $1.82 million and the increase in sales volume of our beverage products by $1.49 million. The increase in sales of our products was mainly driven by the continued increase in market demand for our products.

Business Segment Information

Our business operations can be categorized into three segments based on the type of products we produce and sell, specifically (i) Cordyceps Militaris, (ii) functional health beverages and (iii) organic and specialty food products. The following table illustrates the revenue from each of these three segments as well as the change of percentage for the periods indicated:

Net Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended June 30,		Percent
	2012	2011	Change
Components of Net Revenue
Cordyceps Militaris	$12,971	$11,153	16.3%
Functional Health Beverages	2,856	1,362	109.7%
Organic and Specialty Food Products	1,069	965	10.9%
Total revenues	$16,896	$13,480	25.3%

Cost of Goods Sold. Our cost of goods sold increased by $1.14 million, or 36.8%, to approximately $4.25 million for the six months ended June 30, 2012 from approximately $3.11 million during the same period in 2011. This increase was commensurate with the increase in production costs associated with the functional health beverages products and the increase in sales of Cordyceps Militaris. As a percentage of net revenue, the cost of goods sold increased to 25.2% for the six months ended June 30, 2012 from 23.0% during the same period in 2011. Such increase of cost of goods sold as a percentage of net revenue was mainly attributable to the increased production costs associated with the functional health beverages as our functional health beverages generally have a higher production cost than our Cordyceps Militaris products because we outsource the production of the beverages to a third party bottler.

Gross Profit. Our gross profit increased by approximately $2.27 million, or 21.9%, to approximately $12.65 million for the six months ended June 30, 2012 from approximately $10.37 million during the same period in 2011. Gross profit as a percentage of net revenue, or gross margin, was 74.8% for the six months ended June 30, 2012, a decrease of 2.2% from 77.0% during the same period in 2011. Such percentage decrease was mainly due to the increase in the sales of functional health beverages in the product mix which have a lower gross margin as compared to our Cordyceps Militaris products.

Selling Expenses. Selling expenses decreased by approximately $0.02 million, or 3.0%, to approximately $0.85 million for the six months ended June 30, 2012 from approximately $0.87 million during the same period in 2011. The decrease in selling expenses in terms of dollar for the six months ended June 30, 2012 was mainly attributable to the decrease in selling and marketing expenses incurred relating to advertising and promotion as a result of market acceptance of prior advertising and promotion. As a percentage of net revenue, selling expenses decreased to 5.0% for the six months ended June 30, 2012 from 6.5% for the same period in 2011. The percentage decrease was mainly due to the increase in net revenue which outpaced the increase in selling expenses.

General and Administrative Expense. General and administrative expenses decreased by approximately $0.01 million, or 0.5%, to approximately $1.33 million for the six months ended June 30, 2012 from approximately $1.34 million for the same period in 2011. The decrease in terms of dollar was mainly attributable to the decrease in payments for third party professional services as company implemented administrative overhead cost control. As a percentage of net revenue, general and administrative expenses were 7.8% for the six months ended June 30, 2012 as compared to 9.9% for the same period of 2011. The percentage decrease was mainly was mainly due to the increase in net revenue which outpaced the increase in general and administrative expenses.

Income Before Income Tax. Income before income tax increased by approximately $1.58 million, or 17.3%, to approximately $10.73 million during the six months ended June 30, 2012 from approximately $9.15 million during the same period in 2011. As a percentage of net revenue, income before income tax decreased to 63.5% during the six months ended June 30, 2012 from 67.9% during the same period in 2011. The decrease of income before income tax as a percentage of net revenue is mainly attributable to the increase in cost of goods sold and decrease in other income of $0.72 million mainly as a result of the change in the fair value of outstanding warrants.

Income Taxes. Income tax increased by approximately $0.64 million to approximately $2.88 million for the six months ended June 30, 2012 from approximately $2.24 million for the same period in 2011. Income tax expense for the six months ended June 30, 2012 increased because of the increase in net revenue and taxable income.

Net Income. Net income increased by approximately $0.94 million, or 13.6% to approximately $7.85 million for the six months ended June 30, 2012 from approximately $6.91 million for the same period of 2011, as a result of the factors described above.

Liquidity and Capital Resources

General

As of June 30, 2012, we had cash and cash equivalents of approximately $64.47 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$8,882	$6,001
Net cash provided by (used in) investing activities	1,252	(1,950)
Net cash provided by financing activities	12	93
Foreign currency translation adjustment	(232)	914
Net cash flow	$9,914	$5,058

Operating Activities

Net cash provided by operating activities was approximately $8.88 million for the six-month period ended June 30, 2012, which is an increase of approximately $2.88 million from approximately $6.00 million net cash provided by operating activities for the same period of 2011. The increase in the cash provided by operating activities was mainly attributable to increase in our sales and net income, combined with $1.19 million operating activities contribution and $0.69 million as a result of change in fair value of outstanding warrants.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash provided by investing activities for the six-month period ended June 30, 2012 was approximately $1.25 million, an increase of approximately $3.20 million from net cash used in investing activities of approximately $1.95 million for the same period of 2011. The increase of the cash provided by investing activities was mainly due to the return of prior prepayment deposits relating to the expansion of the organic and specialty food business as the company scaled back the initial size of the expansion.

Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2012 was approximately $12,000, a decrease of approximately $81,000 from approximately $93,000 net cash provided by financing activities for the same period of 2011. The decrease of the cash provided by financing activities was mainly due to the decrease in the amount of restricted cash released from an escrow account during the six-month period ended June 30, 2011.

We believe that our cash on hand and cash flow from operations will meet our expected capital expenditure and working capital requirements for the next 12 months. We expect that the current expansion plan will require capital expenditures of approximately $4.00 million over the next 12 to 18 months, which will be funded from our cash on hand and cash generated from operations. However, we may in the future require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Seasonality

The production and sale of our primary product, Cordyceps Militaris, historically have not been subject to material seasonal variations. However since a majority of our sales are in China, the timing of the various Chinese holidays such as Lunar Chinese New Year, May and October holidays may have some impact to our operating results and operating cash flows.

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

Use of estimates

The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the periods ended June 30, 2012 and 2011 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments and warrants granted.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	June 30, 2012	December 31, 2011
Balance sheet items, except for equity accounts	US$1=RMB 6.3249	US$1=RMB6.3009

	Three months ended June 30,
	2012	2011
Items in the statements of income and cash flows	US$1=RMB 6.3074	US$1=RMB6.5011

	Six months ended June 30,
	2012	2011
Items in the statements of income and cash flows	US$1=RMB 6.3074	US$1=RMB6.5411

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

The Company believes that during the six months ended June 30, 2012 and 2011, it operated in three business segments – growing and sales of Cordyceps Militaris, which is widely used for Chinese medicine, manufacturing and sale of functional health beverages featuring the Cordyceps Militaris as a core ingredient, and sales of organic and specialty products. The manufacturing and sale of Cordyceps Militaris functional health beverages was launched in the fourth quarter of 2010.

Throughout the six months ended June 30, 2012 and 2011, all of the Company’s operations were carried out in one geographical segment - China.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lianyun Han and Mr. Robert Tick, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Lianyun Han and Mr. Robert Tick concluded that as of June 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our auditor, based in Hong Kong, China, like other independent registered public accounting firms operating in China and to the extent their audit clients have operations in China, is not permitted to be subject to inspection by the Public Company Accounting Oversight Board and, as such, you may be deprived of the benefits of such inspection.

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

Because our operations are solely located in the Peoples’ Republic of China, a jurisdiction where PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditor, based in Hong Kong, China, like other independent registered public accounting firms operating in China and to the extent their audit clients have operations in China, is currently not inspected by the PCAOB.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended June 30, 2012 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

The following table provides information relating to the Company’s repurchases of common stock pursuant to the Repurchase Program during the three-month period ended June 30, 2012:

				Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased	May Yet be
	Number of	Average	as Part of Publicly	Repurchased under
	Shares	Price Paid	Announced Plans	the Program
Period	Repurchased	per Share	or Programs(1)	(in millions)
April 1, 2012 – April 30, 2012	-	$-	-	$5.00
May 1, 2012 – May 31, 2012	31,458	$1.78	36,119	$4.93
June 1, 2012 – June 30, 2012	7,436	$1.77	43,555	$4.92
Total	38,894		43,555	$4.92

(1) Including all of the shares repurchased since the date of the adoption of the Repurchase Program.

No repurchase plans expired or were terminated during the second quarter of fiscal 2012, nor do any plans exist under which we do not intend to make further purchases.

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

101

The following financial information from The Nutrastar International Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 13, 2012

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

101

The following financial information from The Nutrastar International Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith.