Form 10-Q
period 2012-09-30
Nutrastar International Inc.
filed 2012-11-13
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[_]        No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 9, 2012 is as follows:

Class of Securities	Shares Outstanding
Common stock, $0.001 par value	15,443,826

PART I FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Condensed Consolidated Balance Sheets	F-2
Condensed Consolidated Statements of Income and Comprehensive Income	F-3
Condensed Consolidated Statements of Stockholders’ Equity	F-4
Condensed Consolidated Statements of Cash Flows	F-5
Notes to Condensed Consolidated Financial Statements	F-6 – F-36

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$67,474,486	$54,556,329
Restricted cash	-	4,170
Accounts receivable	83,100	82,516
Inventories	1,213,583	898,871
Prepayments and other receivables	1,077,702	1,194,466
Total current assets	69,848,871	56,736,352
OTHER ASSETS
Intangible assets, net	1,656,776	2,024,593
Property, plant and equipment, net	11,749,428	12,395,567
Construction in process	3,992,484	5,271,609

Total assets	$87,247,559	$76,428,121
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$6,339
Other payables and accruals	1,334,322	1,064,045
Taxes payable	1,834,780	2,585,738
Due to a related party	149,412	80,648
Preferred stock dividend payable	546,831	529,851
Warrants liabilities	29,566	144,411
Total current liabilities	3,894,911	4,411,032
Total liabilities	3,894,911	4,411,032
COMMITMENTS AND CONTINGENCIES (Note 19)
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, (1,000,000 shares authorized, 113,010 shares and 147,820 shares issued and outstanding, respectively; aggregate liquidation preference amount: $3,164,280 and $4,138,960, plus accrued but unpaid dividend of $546,831 and $529,851, at September 30, 2012 and December 31, 2011, respectively)	2,577,324	3,371,206
Common stock, $0.001 par value, 190,000,000 shares authorized 15,462,381shares issued and 15,418,826 shares outstanding at September 30, 2012; 14,962,631 shares issued and 14,957,970 shares outstanding at December 31, 2011	15,463	14,963
Additional paid-in capital	18,488,629	17,180,280
Treasury stock, at cost, 43,555 shares and 4,661 shares of common stock as of September 30, 2012 and December 31, 2011	(78,767)	(9,553)
Statutory reserves	4,325,493	3,076,552
Retained earnings	53,294,650	43,167,074
Accumulated other comprehensive income	4,729,856	5,216,567
Total stockholders’ equity	83,352,648	72,017,089

Total liabilities and stockholders’ equity	$87,247,559	$76,428,121

See accompanying notes to condensed consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
NET REVENUE	$7,572,443	$9,558,282	$24,468,889	$23,037,815
Cost of goods sold	(1,559,180)	(2,193,504)	(5,809,842)	(5,299,920)
GROSS PROFIT	6,013,263	7,364,778	18,659,047	17,737,895
Selling expenses	(350,426)	(336,876)	(1,198,434)	(1,210,687)
General and administrative expenses	(551,348)	(595,599)	(1,880,591)	(1,931,016)
Income from operations	5,111,489	6,432,303	15,580,022	14,596,192
Other income (expenses):
Interest income	59,957	23,995	193,839	130,590
Foreign exchange differences	(3,440)	(12,504)	(14,607)	39,281
Change in fair value of warrants	(25,915)	200,754	114,845	1,029,879
Total other income	30,602	212,245	294,077	1,199,750
Income before income taxes	5,142,091	6,644,548	15,874,099	15,795,942
Provision for income taxes	(1,397,501)	(1,664,065)	(4,278,897)	(3,906,071)
NET INCOME	3,744,590	4,980,483	11,595,202	11,889,871
OTHER COMPREHENSIVE INCOME:
Foreign currency translation	(199,602)	1,121,422	(486,711)	2,348,153
COMPREHENSIVE INCOME	$3,544,988	$6,101,905	$11,108,491	$14,238,024
Earnings per share:
Basic	$0.24	$0.33	$0.74	$0.79
Diluted	$0.23	$0.30	$0.70	$0.73
Weighted average number of shares
Basic	15,402,196	14,915,588	15,376,476	14,732,517
Diluted	16,532,296	16,516,910	16,515,212	16,322,356

See accompanying notes to condensed consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	Preferred Stock		Common Stock						Accumulated
			Outstanding		Additional				Other
	Number		Number		Paid-in	Treasury	Statutory	Retained	Comprehensive
	of Shares	Amount	of Shares	Amount	Capital	stock	Reserves	Earnings	Income	Total
Balance at January 1, 2012	147,820	$3,371,206	14,957,970	$14,963	$17,180,280	$(9,553)	$3,076,552	$43,167,074	$5,216,567	$72,017,089
Net income	-	-	-	-	-	-	-	11,595,202	-	11,595,202
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(486,711)	(486,711)
Preferred stock converted into common stock	(34,810)	(793,882)	348,100	348	793,534	-	-	-	-	-
Preferred stock dividend converted into common stock	-	-	34,150	34	201,671	-	-	-	-	201,705
Preferred stock dividend	-	-	-	-	-	-	-	(218,685)	-	(218,685)
Appropriation of statutory reserves	-	-	-	-	-	-	1,248,941	(1,248,941)	-	-
Repurchase of common stock	-	-	(38,894)	-	-	(69,214)	-	-	-	(69,214)
Restricted stock unit vesting	-	-	117,500	118	(118)	-	-	-	-	-
Share-based payment	-	-	-	-	313,262	-	-	-	-	313,262

Balance at September 30, 2012 (Unaudited)	113,010	$2,577,324	15,418,826	$15,463	$18,488,629	$(78,767)	$4,325,493	$53,294,650	$4,729,856	$83,352,648

See accompanying notes to condensed consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,595,202	$11,889,871
Adjustments to reconcile net income to cash provided by operating activities:
Change in fair value of warrants	(114,845)	(1,029,879)
Warrants and consultant restricted stock expense	-	58,340
Depreciation and amortization	926,272	842,198
Share-based compensation expense	313,262	351,515
(Increase) decrease in assets:
Accounts receivable	(1,110)	72,686
Inventories	(321,613)	(753,612)
Prepayments and other receivables	109,625	(762,258)
Increase (decrease) in liabilities:
Accounts payable	(6,323)	(122,121)
Other payables and accruals	277,756	139,029
Taxes payable	(737,396)	1,413,299
Net cash provided by operating activities	12,040,830	12,099,068

CASH FLOWS FROM INVESTING ACTIVITIES:
Refund of prepayments for cold studios	1,266,424	-
Addition to construction in progress	-	(4,716,169)
Purchase of property, plant and equipment and construction in progress	(15,903)	(2,019,305)
Net cash provided by (used in) investing activities	1,250,521	(6,735,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase common stocks	(69,214)	-
Advance from related party	82,674	-
Decrease in restricted cash	4,170	140,860
Net cash provided by financing activities	17,630	140,860

Foreign currency translation adjustment	(390,824)	1,712,354

INCREASE IN CASH AND CASH EQUIVALENTS	12,918,157	7,216,808
CASH AND CASH EQUIVALENTS, at the beginning of the period	54,556,329	40,758,848

CASH AND CASH EQUIVALENTS, at the end of the period	$67,474,486	$47,975,656

NON-CASH TRANSACTIONS
Preferred stock and dividend converted into common stock	$995,587	$1,203,346
Share-based payment – IR warrants	-	58,340
Preferred stock dividend payable	218,685	293,010
Share-based payment to officers and directors under equity incentive plan	313,262	351,515
SUPPLEMENTAL DISCLOSURE INFORMATION
Income taxes paid	$4,773,432	$2,475,207

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

In connection with the Equity Transfer, the Shuaiyi Founders, the Company’s indirectly wholly-owned Chinese subsidiary incorporated on July 13, 2010, Harbin Baixin Biotech Development Co., Ltd. (“Harbin Baixin”) and Heilongjiang Shuaiyi entered into the following commercial arrangements (the “Contractual Arrangement” and together with the Equity Transfer, the “Restructuring”), pursuant to which the Company has contractual rights to control and operate the businesses of Heilongjiang Shuaiyi and Heilongjiang Shuaiyi’s two wholly-owned Chinese subsidiaries, DaqingShuaiyi Biotech Co., Ltd. (“DaqingShuaiyi”) and Harbin Shuaiyi Green & Specialty Food Trading LLC (“Harbin Shuaiyi” and together with Heilongjiang Shuaiyi and Daqing Shuaiyi, the “VIEs”):

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

As a result of the Restructuring, the Company transferred all of its indirect equity interests in Heilongjiang Shuaiyi back to the Shuaiyi Founders, among whom, Ms. Lianyun Han became a majority shareholder of Heilongjiang Shuaiyi by owning a 68.3% equity interest in Heilongjiang Shuaiyi. At the same time, through the above contractual agreement, the Company maintains substantial control over the VIEs’ daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. As the primary beneficiary of the VIEs, the Company is entitled to consolidate the financial results of the VIEs in its own consolidated financial statements under Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities (collectively, “ASC Topic 810”). As of September 30, 2012, details of the subsidiaries and affiliates of the Company are as follows:

			Percentage
	Domicile and date		of effective
Names	of incorporation	Paid-up capita	ownership	Principal activities

Subsidiaries

New Zealand WAYNE’S New Resources Development Co.,Ltd (“New Resources”)	British Virgin Islands, March 13, 2008	$50,000	100%	Holding company of Oriental Global

Oriental Global Holdings Limited (“Oriental Global”)	Hong Kong, May 28, 2010	HK$1	100%	Holding company of Harbin Baixin

Harbin Baixin Biotech Development Co., Ltd (“Harbin Baixin”)	People’s Republic of China (“PRC”), July 13, 2010	$3,000,000	100%	Cordyceps Militaris cultivation technology research and development, services and Cordyceps Militaris products wholesale

VIEs

Heilongjiang Shuaiyi New Energy Development Co., Ltd (“Heilongjiang Shuaiyi”)	PRC, July 11, 2006	RMB60,000,000	100%	Principally engaged in investment and property holding

Daqing Shuaiyi Biotech Co.Ltd. (“Daqing Shuaiyi”)	PRC, August 8,2005	RMB50,000,000	100%	Growing and sales of Cordyceps Militaris products

Harbin Shuaiyi Green and Specialty Food Trading LLC. (“Harbin Shuaiyi”)	PRC, May 18, 2001	RMB1,500,000	100%	Sales of organic and specialty food products

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Basis of presentation
These interim condensed consolidated financial statements are unaudited. In the opinion of management, all material adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The (a) condensed consolidated balance sheet as of September 30, 2012, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2011.

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

The accounts of Heilongjiang Shuaiyi, DaqingShuaiyi and Harbin Shuaiyi are consolidated in the accompanying condensed financial statements pursuant to the Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities. The Company does not have any non-controlling interests in net income and accordingly, did not subtract any net income in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company had a pecuniary interest in the VIEs that require consolidation of the Company’s and the VIEs’ financial statements.

Use of estimates
The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the periods ended September 30, 2012 and 2011 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments and warrants granted.

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

Derivative financial instruments
The Company evaluates all its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative instruments that are accounted for as liabilities, the derivative instruments initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported in the consolidated statements of income. For stock-based derivative financial instruments, the Company uses Monte-Carlo simulation methods to value the derivative instruments at inception and on subsequent valuation dates.

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

Research and development costs
Research and development costs are expensed as incurred, and are charged to general and administrative expenses. Research and development costs were $129,921 and $111,377 for the nine months ended September 30, 2012 and 2011, respectively, and $38,566 and $56,110 for the three months ended September 30, 2012 and 2011, respectively.

Advertising costs
The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were $6,902 and $66,159 for the nine months ended September 30, 2012 and 2011, respectively, and $4,698 and $6,690 for the three months ended September 30, 2012 and 2011, respectively.

Shipping and handling costs
Substantially all costs of shipping and handling of products to customers are included in selling expense. Shipping and handling costs for the nine months ended September 30, 2012 and 2011 were insignificant.

Comprehensive income
FASB ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes foreign currency translation adjustments.

Foreign currency
The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes. The PRC subsidiaries and VIEs within the Company maintain their books and records in their functional currency, Chinese Renminbi (“RMB”), being the lawful currency in the PRC. Assets and liabilities of the PRC subsidiaries andVIEs are translated from RMB into US Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	September 30, 2012	December 31, 2011
Balance sheet items, except for equity accounts	US$1=RMB 6.3410	US$1=RMB 6.3009

	Three months ended September 30,
	2012	2011
Items in the statements of income and cash flows	US$1=RMB 6.3344	US$1=RMB 6.4176

	Nine months ended September 30,
	2012	2011
Items in the statements of income and cash flows	US$1=RMB 6.3170	US$1=RMB 6.4975

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

The Company believes that during the nine months ended September 30, 2012 and 2011, it operated in three business segments – growing and sales of Cordyceps Militaris, which is widely used for Chinese medicine, manufacturing and sale of functional health beverages featuring the Cordyceps Militaris as a core ingredient, and sales of organic and specialty products. The manufacturing and sale of Cordyceps Militaris functional health beverages was launched in the fourth quarter of 2010.

Throughout the nine months ended September 30, 2012 and 2011, all of the Company’s operations were carried out in one geographical segment - China.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Recent accounting pronouncements
In December 2011, the FASB issued ASU No. 2011-11 —Balance Sheet (Topic 210). The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45.An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

In July 2012, the FASB issued ASU No.2012-02 Intangibles — Goodwill and Other (Topic 350): The amendments in this update will allow an entity to first asses s qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of the provisions in this update is not expected to have a significant impact on the Company’s consolidated financial statements.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (CONTINUED)

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	September 30,
				2012

Liabilities:
Derivative instruments –	$—	$29,566	$—	$29,566
Warrants
Total	$—	$29,566	$—	$29,566

	Fair value measurement using inputs
Financial instruments	Level 1	Level 2	Level 3	December 31,
				2011

Liabilities:
Derivative instruments –	$—	$144,411	$—	$144,411
Warrants
Total	$—	$144,411	$—	$144,411

The carrying values of cash and cash equivalents, trade and other receivables and payables approximate their fair values due to the short maturities of these instruments.

There was no asset or liability measured at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011.

For stock-based derivative financial instruments, the Company uses Monte-Carlo simulation methods to value the derivative instruments at inception and on subsequent valuation dates using the following assumptions:

	September 30, 2012	December 31, 2011
Series C Warrants to investors and placement agent
(issued on June 7, 2010)
Market price of common stock:	$1.60	$2.00
Exercise price:	$3.40	$3.40
Remaining contractual life (years):	0.68	1.43
Dividend yield:	−	−
Expected volatility:	59.25%	48.21%
Risk-free interest rate:	0.14%	0.16%
Fair value	$18,533	$89,040

Series C Warrants to investors and placement agent
(issued on June 28, 2010)
Market price of common stock:	$1.60	2.00
Exercise price:	$3.40	3.40
Remaining contractual life (years):	0.74	1.49
Dividend yield:	−	−
Expected volatility:	57.16%	48.35%
Risk-free interest rate:	0.14%	0.17%
Fair value	$11,033	$55,371
Total	$29,566	$144,411

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 RESTRICTED CASH

As of December 31, 2011, $4,170 in total was held in escrow according to the agreements in connection with the private placements consummated in June 2010. The remaining escrow funds were released as of September 30, 2012.

Restricted cash consisted of the following:

	September 30,	December 31,
	2012	2011

Restricted cash - compensation for Chief Financial Officer	$-	$4,170

NOTE 5 ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	September 30,	December 31,
	2012	2011

Accounts receivable	$83,100	$82,516
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$83,100	$82,516

No allowance was deemed necessary as of September 30, 2012 and December 31, 2011.

NOTE 6 INVENTORIES

Inventories by major categories are summarized as follows:

	September 30,	December 31,
	2012	2011

Raw materials	$338,831	$288,003
Work in progress	460,087	394,029
Finished goods	414,665	216,839

Total	$1,213,583	$898,871

NOTE 7 PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	September 30,	December 31,
	2012	2011

Prepayments for raw material purchasing	$1,066,190	$1,182,880
Other receivables, net of $nil allowance	11,512	11,586

	$1,077,702	$1,194,466

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	September 30,	December 31,
	2012	2011

Computer software, cost	$1,566	$1,576
Exclusive right to use a secret process, cost	4,733,015	4,763,137
Less: Accumulated amortization	(3,077,805)	(2,740,120)

	$1,656,776	$2,024,593

In April 2006, the Company purchased from a third party a ten-year exclusive right to use a secret process and method in the cultivation and growing of Cordyceps Militaris, which is widely used for traditional Chinese medicine, for a cash consideration of RMB30,000,000, payable over five years which has been paid off as of September 30, 2012. The exclusive right is amortized over its term of ten years using the straight-line method.

Amortization expense was $356,363 and $346,463 for the nine months ended September 30, 2012 and 2011, and $118,426 and $117,027 for the three months ended September 30, 2012 and 2011, respectively. The estimated expense of the intangible assets over each of the next five years will be:

Remainder of fiscal 2012	$88,754
2013	473,352
2014	473,352
2015	473,352
2016	147,966

$1,656,776

NOTE 9 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30,	December 31,
	2012	2011
Cost:
Buildings	$14,807,433	$14,901,670
Office equipment	28,089	28,267
Machinery	132,510	133,353
Motor vehicles	114,656	115,386
Total cost	15,082,688	15,178,676
Less: Accumulated depreciation	(3,333,260)	(2,783,109)
Net book value	$11,749,428	$12,395,567

Depreciation expense was $569,909 and $495,735 for the nine months ended September 30, 2012 and 2011, and $189,364 and $178,619 for the three months ended September 30, 2012 and 2011, respectively.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:

	September 30,	December 31,
	2012	2011
Construction of:
Buildings (green houses and cold studios)	$3,992,484	$5,271,609

On July 11, 2011, one of the Company’s VIE entity signed a construction contract for setting up 500 cold studios. According to the construction contract, the Company’s VIE entity paid RMB10,000,000 (approximately to $1,586,000) deposits to the constructor for such construction. During the second quarter of 2012, the constructor completed 100 cold studios. However, there are 35 cold studios out of the total 100 completed cold studios failed in the quality test. According to the contract, the constructor had an obligation to repair these 35 cold studios. Due to such a high failure rate, the Company’s VIE entity renegotiated with the constructor on June 1, 2012 and both parties agreed to stop the construction of the remaining 400 cold studios. An amount of RMB8,000,000 (approximately to $1,268,000), representing the deposits paid for 400 cold studios had been refund to the Company’s VIE entity as of September 30, 2012.

NOTE 11 OTHER PAYABLES, ACCRUALS AND TAXES PAYABLE

Other payables and accruals consisted of the following:

	September 30,	December 31,
	2012	2011
Accrued staff costs	$1,271,706	$953,605
Other payables	62,616	110,440
	$1,334,322	$1,064,045

Taxes payable consisted of the following:

	September 30,	December 31,
	2012	2011
Value added tax	$460,655	$661,618
Income tax	1,350,731	1,855,126
Others	23,394	68,994
	$1,834,780	$2,585,738

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 STOCKHOLDERS’ EQUITY

Private Placement in 2010
On May 27, 2010, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with certain investors, pursuant to which, the Company agreed to issue and sell up to an aggregate of 250,000 units at a purchase price of $28.56 per unit, for an aggregate purchase price of up to $7,140,000 (the "Aggregate Purchase Price"). Each unit consists of (i) one share of a newly designated series A preferred stock, ("Series A Preferred Stock"), with an initial one-to-ten conversion ratio convertible into shares of the Company’s common stock, ("Common Stock"), and (ii) warrants to purchase five shares of Common Stock at an exercise price of $3.40 per share ("Warrants", together with the shares of Series A Preferred Stock, the "Securities").In addition, the Company and the investors agreed, that the placement agent of this transaction, will receive from the investors a fee equal to 2% of the Aggregate Purchase Price and Warrants to purchase 2% of the aggregate number of shares of Common Stock that shares of Series A Preferred Stock to be issued under the Securities Purchase Agreement are convertible into.

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

Also on August 24, 2011, the Company entered into a lock up agreement with the investors, pursuant to which the investors agreed not to sell, transfer or dispose of, directly or indirectly, any shares of Company common stock or any securities convertible into or exercisable or exchangeable for shares of Company common stock that it beneficially owns without a prior written consent of the Company for a period of nine months.

During the nine months ended September 30, 2012, the Company repurchased 38,894 shares of the Company’s common stock under the Repurchase Program at an average price of $1.78. As of September 30, 2012, the Company had approximately $4.93 million available under the existing $5.00 million Repurchase Program. The Repurchase Program expired as of September 30, 2012.

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

The following table sets out the allocation of the proceeds from the Private Placement:

Proceeds of the private placement on June 7, 2010	$3,524,342
Allocation of proceeds to Series C Warrants to investors	(718,698)
Allocation of proceeds to beneficial conversion feature	(1,143,198)
Amortization of discount resulting from the accounting for a beneficial conversion feature	1,143,198
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	$2,805,644
Preferred stock converted into common stock in 2011	(85,546)
Convertible Series A Preferred Stock at December 31, 2011	$2,720,098
Preferred stock converted into common stock in the nine months ended September 30, 2012	(689,392)
Convertible Series A Preferred Stock at September 30, 2012	$2,030,706

Proceeds of the private placement on June 28, 2010	$2,121,938
Allocation of proceeds to Series C Warrants to investors	(418,668)
Allocation of proceeds to beneficial conversion feature	(644,532)
Amortization of discount resulting from the accounting for a beneficial conversion feature	644,532
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	$1,703,270
Preferred stock converted into common stock in 2011	(1,052,162)
Convertible Series A Preferred Stock at December 31, 2011	$651,108
Preferred stock converted into common stock in the nine months ended September 30, 2012	(104,490)
Convertible Series A Preferred Stock at September 30, 2012	$546,618

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

During the nine months ended September 30, 2012 and 2011, 34,810 shares and 46,669 shares, respectively, of Series A Preferred Stock were converted into 348,100 shares and 466,690 shares of common stock, respectively, at a 1 for 10 ratio. In addition, during the nine months ended September 30, 2012 and 2011, 34,150 shares and 21,140 shares of common stock were issued to the investors as settlement of stock dividends of $201,705 and $58,964, respectively.

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

Accounting for Series A, Series B and Series C Warrants

Series A and Series B Warrants issued to certain investors on December 17, 2009 to purchase 500,000 shares of the Company’s common stock remained outstanding at September 30, 2012 had a term of three years and exercise prices of $3.25 and $4.00 per share, respectively. These warrants contain standard anti-dilution provisions for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction. Because these warrants do not contain any contingent exercise provisions and their settlement amount will equal the difference between the fair value of a fixed number of the Company’s equity shares and a fixed strike price, these warrants, which are freestanding instruments, qualify for the scope exception under the guidance provided in ASC 815-40-15-5 through 815-40-15-8, and are considered indexed to the Company’s own stock. Accordingly, Series A and Series B Warrants have been classified as equity.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 STOCKHOLDERS’ EQUITY (CONTINUED)

Accounting for Series A, Series B and Series C Warrants (continued)

As of September 30, 2012, the fair value of these outstanding Series C Warrants was determined to be $29,566. Accordingly, the Company recorded income (expense) of $(25,915) and $114,845 in other income related to the change in the fair value of the Series C Warrants during the three months and nine months ended September 30, 2012, respectively, and $200,754 and $1,029,879 in the three months and nine months ended September 30, 2011, respectively. There is no cash flow impact for the warrant liability until the Series C Warrants are exercised.

The following table presents a reconciliation of the warrant liabilities measured at fair value on a recurring basis using Level 2 from January 1, 2011 to September 30, 2012:

Warrant liabilities
Balance at December 31, 2010	$1,198,273
Change in fair value included in earnings	(1,053,862)
Balance at December 31, 2011	$144,411
Change in fair value included in earnings	(114,845)
Balance at September 30, 2012	$29,566

IR Warrants
On May 27, 2010, the Company entered into an investor relations agreement with a consultant in which the consultant would provide certain consulting services to the Company for a term of one year. In exchange for the consulting services provided, the consultant should receive (i) a cash fee of $100,000 and (ii) 100,000 warrants (the “IR Warrants”) at an exercise price of $3.80 and a term of three years from issuance date. The above 100,000 IR Warrants were issued on July 1, 2010. The grant date fair value of these IR warrants was estimated at $89,435 using Black-Scholes valuation model and nil and $58,340 were charged as general and administrative expenses during the nine months ended September 30, 2012 and 2011, respectively.

Warrants issued and outstanding at September 30, 2012, and changes from January 1, 2011 to September 30, 2012 are as follows:

Weighted
	Number of	Average	Average Remaining
	underlying	Exercise	Contractual Life
	shares	Price	(years)
Balance, January 1, 2011	1,588,501	$3.50	2.29
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2011	1,588,501	$3.50	1.29
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-
Outstanding at September 30, 2012	1,588,501	$3.50	0.53

Exercisable at September 30, 2012	1,588,501	$3.50	0.53

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

NOTE 14 SHARE-BASED COMPENSATION

As of September 30, 2012, the Company was authorized for issuing an aggregate of 2,500,000 shares of its common stock under the 2009 Equity Incentive Plan (“Plan”) as equity awards of incentive stock options, non-statutory stock options, restricted stock, and other equity incentives to employees, officers, directors and consultants. The Plan expires in 2019 and as of September 30, 2012, there were 1,530,000 shares of common stock available for grant pursuant to the Plan.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 SHARE-BASED COMPENSATION (CONTINUED)

Stock options granted to management (continued)

Summary of options issued and outstanding at September 30, 2012 and the movements during the nine months then ended are as follows:

Weighted-
	Number of	Average	Aggregate	Weighted- Average
	Underlying	Exercise Price	Intrinsic	Contractual Life
	Shares	Per Share	Value (1)	Remaining in Years

Outstanding at January 1, 2011	150,000	$6.00	$-	4.50
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2011	150,000	$3.50	$-	3.25
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2012	150,000	$3.50	$-	2.5
Exercisable at September 30, 2012	112,500	$3.50	$-	2.25

(1)	The market value of the Company’s common stock at September 30, 2012 was $1.60. The outstanding options to Mr. Tick had no intrinsic value at September 30, 2012.

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Also in accordance with ASC Topic 718, incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. Accordingly, the Company recognized compensation expense of $22,123 and $65,888 in relation to the options granted to Mr. Tick for the three and nine months ended at September 30, 2012, respectively. The Company recognized compensation expense of $22,123 and $47,780 in relation to the options granted to Mr. Tick for the three and nine months ended September 30, 2011, respectively

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 SHARE-BASED COMPENSATION (CONTINUED)

Restricted shares granted to management

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

Accordingly, the Company recognized compensation expense of $36,250 and $111,250, related to the restricted shares granted to Mr. Tick for the three and nine months ended September 30, 2012; and$38,333 and $113,750 for the three and nine months ended September 30, 2011, respectively, based on the estimated grant-date fair value of the Company’s common stock of $3.00.

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

On August 11, 2011, the Company entered into a restricted shares grant agreement with Mr. Kurtzig, whereby the Company agreed to grant, under the Company’s Plan, to Mr. Kurtzig10,000 restricted shares of the Company’s common stock as compensation for the services to be provided by him.

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

Based on the estimated grant-date fair values of the Company’s common stock of $2.98 on October 5, 2010, $3.28 on January 24, 2011 and $2.41 on August 11, 2011; the Company recognized compensation expenses of $46,925 and $136,124 or the three and nine months ended September 30, 2012. For the three and nine months ended September 30, 2011, the Company recognized compensation expenses of $109,487 and $189,984, respectively.

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

The Company’s income tax expense consisted of:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Current income tax – PRC	$1,397,501	$1,664,065	$4,278,897	$3,906,071
Deferred	-	-	-	-

	$1,397,501	$1,664,065	$4,278,897	$3,906,071

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Pre-tax income	$5,142,091	$6,644,548	$15,874,099	$15,795,942

U.S. federal corporate income tax rate	34%	34%	34%	34%
Income tax computed at U.S. federal corporate income tax rate	1,748,311	2,259,146	5,397,194	5,370,620
Reconciling items:
Loss not recognized as deferred tax assets	74,289	94,283	284,825	215,860
Change in fair value of warrants	8,811	(68,256)	(39,047)	(350,159)
Rate differential for PRC earnings	(484,771)	(605,852)	(1,493,698)	(1,406,471)
Non-deductible expenses and non-reportable income	50,861	(15,256)	129,623	76,221
Effective tax expense	$1,397,501	$1,664,065	$4,278,897	$3,906,071

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15 INCOME TAXES (CONTINUED)

The Company had deferred tax assets as follows:

	September 30,	December 31,
	2012	2011
Net operating losses carried forward	$1,071,699	$786,873
Less: Valuation allowance	(1,071,699)	(786,873)
Net deferred tax assets	$-	$-

As of September 30, 2012 and December 31, 2011, the Company had $3,152,057 and $2,314,333 net operating loss carry forwards available to reduce future taxable income, respectively, which will expire in various years through 2031. Management believes it is more-likely-than-not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of September 30, 2012 and December 31, 2011, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three and nine months ended September 30, 2012 and 2011, and no provision for interest and penalties is deemed necessary as of September 30, 2012 and December 31, 2011.

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

NOTE 16 EARNINGS PER SHARE

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Income available to common stockholders:
- Net income	$3,744,590	$4,980,483	$11,595,202	$11,889,871
Less: Preferred stock dividend	(79,811)	(92,632)	(218,685)	(293,010)
Income available to common stockholders (Basic)	$3,664,779	$4,887,851	$11,376,517	$11,596,861
Add: Preferred stock dividend	79,811	92,632	218,685	293,010
Income available to common shareholders (Diluted)	$3,744,590	$4,980,483	$11,595,202	$11,889,871
Weighted average number of shares:
- Basic	15,402,196	14,915,588	15,376,476	14,732,517
- Effect of dilutive preferred stock	1,130,100	1,601,073	1,138,736	1,586,743
- Effect of dilutive restricted stock units	-	249	-	3,096
- Diluted	16,532,296	16,516,910	16,515,212	16,322,356
Net income per share
- Basic	$0.24	$0.33	$0.74	$0.79
- Diluted	$0.23	$0.30	$0.70	$0.73

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16 EARNINGS PER SHARE (CONTINUED)

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding to assume the issuance of all dilutive potential common shares upon conversion.

The diluted earnings per share calculation for the nine months ended September 30, 2012 did not include the warrants, management options and restricted shares to purchase up to 1,588,501 shares, 150,000 shares and 60,000 shares of common stock, respectively, because their effect was anti-dilutive.

The diluted earnings per share calculation for the three months ended September 30, 2012 did not include the warrants, management options and restricted shares to purchase up to 1,588,501 shares, 150,000 shares and 60,000 shares of common stock, respectively, because their effect was anti-dilutive.

NOTE 17 RELATED PARTY TRANSACTIONS

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:-

(a)	Due to related parties

	September 30,	December 31,
	2012	2011

Due to Ms. Lianyun Han, Chairperson, CEO and President of the Company	$149,412	$80,648

The amount due to Ms. Han was non-interest bearing, unsecured and without a fixed repayment date.

(b)	Lease of land

For the nine months ended September 30, 2012 and 2011, the Company paid rental expense of $42,920 and $7,099 for the land leased from Heilongjiang Shuaiyi Technology Development Co., Ltd. (“Shuaiyi Technology”), respectively. Shuaiyi Technology and the Company are under common control and management.

For the three months ended September 30, 2012 and 2011, the Company paid rental expense of $14,263 and $2,398 for the land leased from Shuaiyi Technology, respectively.

(c)	Acquisition of corporate headquarter premise

On April 15, 2011, Heilongjiang Shuaiyi entered into an asset transfer agreement(the “Transfer Agreement”) with Ms. Han. Pursuant to the Transfer Agreement, Heilongjiang Shuiayi acquired an office building located at 54-1 Ganshui Road, Xiangfang District, Harbin, with a construction area of 1,854.1 square meters, from Ms. Han at a cash consideration of RMB 12.75 million (approximately$1.95 million including other incidental costs), which was fully paid in April 2011. The purchase price was determined based on a real property valuation report issued by an independent appraisal firm, Harbin Guoxin Real Estate Appraisal and Consulting Co., Limited on November 11, 2010. Management believes the terms of the purchase transaction and the consideration that the Company paid in connection with this transaction were comparable to the terms available and the amounts that would be paid in an arm’s-length transaction.

It is the current intention of the Company to move the Company headquarters to this office building in 2013.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18 CONCENTRATION RISK

(a)	Concentration of credit risk

As of September 30, 2012 and December 31, 2011, almost all of the Company’s cash including cash on hand and deposits in bank accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the nine months ended September 30, 2012 and 2011, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of September 30, 2012 and December 31, 2011 also arose in the PRC.

The following individual customer accounted for 10% or more of the Company’s revenues for the nine and three months ended September 30, 2012 and 2011:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Lai En Century Co. Ltd	21.9%	23.06%	26.5%	28. 48%

Individual customer amounts receivable that represented 10% or more of total accounts receivable as of September 30, 2012 and December 31, 2011 were as follows:

	Percentage of accounts receivable as of
	September 30,	December 31,
	2012	2011
Great Northern Wilderness Grain and Oil Warehouse Market	55%	56%
Shandong Linyi Hongyun Commodity Firm	17%	- %
Dalian Luzheng Logistics Co., Ltd.	16%	- %

Harbin Teanna Pharmaceutical company, Jilin Branch	11%	- %
Tianjin GuangFeng Pharmacy	- %	16%
Shenzhen South Ocean Gift Trade Co., LTD	- %	14%
Shandong Province, Linyi City HongYun Commodity	- %	14%

(b)	Concentration of operating risk

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

The Company has entered into tenancy agreements for the leases of an exhibition hall and land with a third party and a related company, Shuaiyi Technology (see Note 17(b)), respectively, for the purposes of the operation of its VIEs. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of September 30, 2012 are as follows:

	Related Parties	Non-related Parties	Total
Remainder of fiscal year ending December 31, 2012	$14,252	$9,462	$23,714
Fiscal year ending December 31, 2013	57,010	28,387	85,397
Fiscal year ending December 31, 2014	57,010	-	57,010
Fiscal year ending December 31, 2015	57,010	-	57,010
Fiscal year ending December 31, 2016	57,010	-	57,010
Thereafter	792,698	-	792,698

Total	$1,034,990	$37,849	$1,072,839

During the nine months ended September 30, 2012 and 2011, rental expenses under operating leases amounted to $79,216 and $57,243, respectively.

During the three months ended September 30, 2012 and 2011, rental expenses under operating leases amounted to $25,516 and $19,335, respectively.

(b)	Capital commitments – contracted but not provided for:

	September 30,	December 31,
	2012	2011

Acquisition or construction of buildings-within one year	$-	$7,935,374

(c)	PRC employee costs

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

NOTE 19 COMMITMENTS AND CONTINGENCIES(CONTINUED)

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

NOTE 20 SEGMENT INFORMATION

The Company operates in three business segments identified by product, “Cordyceps Militaris”, “beverages” and “organic and specialty food products”. The Cordyceps Militaris segment consists of the growing and sales of Cordyceps Militaris, which business is conducted through Daqing Shuaiyi. The beverages segment consists of the manufacturing of functional health beverages featuring the Cordyceps Militaris as a core ingredient, which business is also conducted through Daqing Shuaiyi and was launched in the fourth quarter of 2010.The organic and specialty food products segment consists of the sales of rice, flour, silage corn and other agricultural products which business is mainly conducted through Harbin Shuaiyi.

During the nine months ended September 30, 2012 and 2011, all of the Company’s operations were carried out in one geographical segment - China.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 20 SEGMENT INFORMATION (CONTINUED)

The Company’s segment revenue and results for thenine months ended September 30, 2012 and 2011 are as follows:

	Nine Months Ended September 30, 2012
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$19,051,586	$3,828,170	$1,589,133	$-	$24,468,889

Segment income before income taxes	$14,137,987	$2,533,817	$96,506	$(894,211)	$15,874,099
Income before income taxes					$15,874,099

Segment assets	$79,312,672	$66,831	$5,349,990	$2,518,066	$87,247,559

Total assets					$87,247,559

Other segment information:
Depreciation and amortization	$839,890	$4,057	$4,057	$78,268	$926,272
Expenditure for segment assets	$-	$-	$15,903	$-	$15,903

	Nine Months Ended September 30, 2011
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	unallocated	Consolidated

Segment revenue from external customers	$18,088,942	$3,468,248	$1,480,625	$-	$23,037,815

Segment income before income taxes	$13,299,759	$2,314,962	$86,134	$95,087	$15,795,942
Income from operations before income taxes					$15,795,942

Segment assets	$65,571,225	$66,435	$1,260,912	$3,225,642	$70,124,214

Total assets					$70,124,214

Other segment information:
Depreciation and amortization	$780,525	$9,446	$9,448	$42,779	$842,198
Expenditure for segment assets	$36,104	$-	$4,716,169	$1,983,201	$6,735,474

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 20 SEGMENT INFORMATION (CONTINUED)

The Company’s segment revenue and results for the three months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30, 2012
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$6,080,913	$972,134	$519,396	$-	$7,572,443

Segment income before income taxes	$4,742,947	$666,560	$31,905	$(299,321)	$5,142,091
Income before income taxes					$5,142,091

Segment assets	$79,312,672	$66,831	$5,349,990	$2,518,066	$87,247,559

Total assets					$87,247,559

Other segment information:
Depreciation and amortization	$279,112	$1,348	$1,348	$25,982	$307,790
Expenditure for segment assets	$-	$-	$-	$-	$-

	Three Months Ended September 30, 2011
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	unallocated	Consolidated

Segment revenue from external customers	$6,935,731	$2,106,325	$516,226	$-	$9,558,282

Segment income before income taxes	$5,374,593	$1,385,961	$33,089	$(149,095)	$6,644,548
Income from operations before income taxes					$6,644,548

Segment assets	$65,571,225	$66,435	$1,260,912	$3,225,642	$70,124,214

Total assets					$70,124,214

Other segment information:
Depreciation and amortization	$256,803	$6,834	$6,834	$25,175	$295,646
Expenditure for segment assets	$34,936	$-	$4,716,169	$33,921	$4,785,026

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

Our primary product is Cordyceps Militaris, also known as Chinese Golden Grass. Cordyceps Militaris is a species of parasitic fungus that is typically found in Northeastern China. It is a precious ingredient in traditional Chinese medicine, as Cordyceps Militaris is widely believed in China to offer high medical and health benefits by nourishing the yin, boosting the yang, and invigorating the meridians of the lungs and kidneys. According to Georges Halpern’s Healing Mushrooms, certain research has shown that Cordyceps Militaris may boost the immune system, and can be used as a supplement for combating certain effects of fatigue and aging, the occurrences of certain tumors, and combating arteriosclerosis and certain gastrointestinal disorders, as well as reducing blood pressure. In addition, Cordyceps Militaris has significantly high economic values and according to Halpern, wild Cordyceps Militaris can cost as much as $10,000 per kilogram. Due to the extremely sensitive growing conditions of Cordyceps Militaris, it is very difficult to grow the plant in a man-made environment. After several years of laboratory tests, we developed a technology to commercially grow and produce Cordyceps Militaris in 2006. Through Daqing Shuaiyi, we generated 80.3% and 72.6% of our revenues from Cordyceps Militaris for the third quarter of 2012 and 2011, respectively. We plan to continue to focus on Cordyceps Militaris related based consumer products, which is our fastest growing product line with the greatest market demand and a significantly higher profit margin.

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

We introduced the Cordyceps Militaris based functional health beverages in the fourth quarter of 2010. The non-carbonized beverage products were developed internally and contain the Cordyceps Militaris as a key ingredient. The products are currently being marketed through distributors to consumers in select cities in Jiangsu and Anhui areas through various distribution channels. We produce and distribute our functional health beverages through Daqing Shuaiyi.

Third Quarter Financial Performance Highlights

We continued to experience strong demand for our products during the third quarter of 2012. However, the planned production facilities shut down for normal operational maintenance during the quarter resulted in decline in our revenues and net income.

The following are some financial highlights for the third quarter of 2012:

  Net Revenue: Our net revenue was approximately $7.57 million for the third quarter of 2012, a decrease of 20.8% from the same quarter of last year.
  Gross Margin: Gross margin was 79.4% for the third quarter of 2012, as compared to 77.0% for the same period in 2011.
  Operating Profit: Operating profit was approximately $5.11 million for the third quarter of 2012, a decrease of 20.5% from $6.43 million of the same period last year.
  Net Income: Net income was approximately $3.74 million for the third quarter of 2012, a decrease of 24.8% from the same period of last year.
  Basic and fully diluted earnings per share were $0.24 and $0.23 for the third quarter of 2012.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues
Net revenue	$7,572	100%	$9,558	100%
Cost of goods sold	(1,559)	(20.6) %	(2,193)	(23.0)%
Gross profit	6,013	79.4%	7,365	77.0%
Selling expenses	(350)	(4.6) %	(337)	(3.5)%
General and administrative expenses	(551)	(7.3) %	(596)	(6.2)%
Income from operations	5,112	67.5%	6,432	67.3%
Other income and (expenses):
Interest income	60	0.8%	24	0.3%
Foreign exchange differences	(3)	(0.1)%	(13)	(0.1)%
Change in fair value of warrants	(26)	(0.3)%	201	2.1%
Total other income	31	0.4%	212	2.3%
Income before income tax	5,143	67.9%	6,645	69.6%
Provision for income tax	(1,398)	(18.4)%	(1,664)	(17.4)%
Net income	$3,745	49.5%	4,980	52.2%

Net Revenue. Net revenue is generated from the sale of our products. Net revenue decreased approximately $1.99 million, or 20.8%, to approximately $7.57 million for the three months ended September 30, 2012, from approximately $9.56 million for the same period in 2011. This decrease was mainly attributable to the planned production facilities shut down for normal operational maintenance which impacted and reduced the production of our finished core products, Cordyceps Militaris and the associated raw materials needed for the production of the beverage products.

Business Segment Information

Our business operations can be categorized into three segments based on the type of products we produce and sell, specifically (i) Cordyceps Militaris, (ii) functional health beverages and (iii) organic and specialty food products. The following table illustrates the revenue from each of these three segments as well as the change of percentage for the periods indicated:

Net Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30,		Percent
	2012	2011	Change
Components of Net Revenue
Cordyceps Militaris	$6,081	$6,936	(12.3)%
Functional Health Beverages	972	2,106	(53.8)%
Organic and Specialty Food Products	519	516	0.6%
Total revenues	$7,572	$9,558	(20.8)%

We expect that the majority of our revenue for 2012 will continue to be generated from our Cordyceps Militaris related products, with an increase in percentage of revenue coming from the functional health beverages as we are expanding our distribution channel of such products. We also expect to increase our business development activities in the organic and specialty food products on a going forward basis. We anticipate that sales and marketing related costs associated with branding, marketing and advertising of the functional health beverages may increase as a percentage of revenue.

Additional information regarding our products can be found at Note 20, Segment Information in our unaudited condensed consolidated financial statements contained under Part I, Item I “FINANCIAL STATEMENTS” above.

Cost of Goods Sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of goods sold decreased by $0.63 million, or 28.9%, to approximately $1.56 million for the three months ended September 30, 2012 from approximately $2.19 million during the same period in 2011. This decrease was commensurate with the decrease in production costs associated with the production facilities shut down for operational maintenance which impacted and reduced total finished goods production by approximately 23% for the three months ended September, 30, 2012. As a percentage of net revenue, the cost of goods sold decreased to 20.6% for the three months ended September 30, 2012 from 23% during the same period in 2011. Such decrease of cost of goods sold as a percentage of net revenue was mainly attributable to the decrease in our cost of goods which outpaced the decrease in our net revenue.

Gross Profit. Gross profit is equal to the difference between net revenue and cost of goods sold. Our gross profit decreased by approximately $1.35 million, or 18.3%, to approximately $6.01 million for the three months ended September 30, 2012 from approximately $7.36 million during the same period in 2011. Gross profit as a percentage of net revenue, or gross margin, was 79.4% for the three months ended September 30, 2012, an increase of 2.3% from 77.1% during the same period in 2011. Such percentage increase was mainly due to the increase in the sales of Cordyceps Militaris in the product mix which have a higher gross margin as compared to our functional health beverages products.

Selling Expenses. Our selling expenses include sales commissions, cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, and other sales related costs. Selling expenses increased by approximately $0.01 million, or 4.0%, to approximately $0.35 million for the three months ended September 30, 2012 from approximately $0.34 million during the same period in 2011. The increase in selling expenses in terms of dollar for the three months ended September 30, 2012 was mainly attributable to the enhanced advertising and marketing activities. As a percentage of net revenue, selling expenses increased to 4.6% for the three months ended September 30, 2012 from 3.5% for the same period in 2011. The percentage increase was mainly due to the decrease in net revenue which outpaced the increase in selling expenses.

General and Administrative Expense. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses decreased by approximately $0.05 million, or 7.4%, to approximately $0.55 million for the three months ended September 30, 2012 from approximately $0.60 million for the same period in 2011. The decrease in terms of dollar was mainly attributable to the decrease in payments for third party professional services. As a percentage of net revenue, general and administrative expenses were 7.3% for the three months ended September 30, 2012 as compared to 6.2% for the same period of 2011. The percentage increase was mainly due to the decrease in net revenue.

Income Before Income Tax. Income before income tax decreased by approximately $1.5 million, or 22.6%, to approximately $5.14 million during the three months ended September 30, 2012 from approximately $6.64 million during the same period in 2011. As a percentage of net revenue, income before income tax decreased to 67.9% during the three months ended September 30, 2012 from 69.6% during the same period in 2011. The decrease of income before income tax as a percentage of net revenue is mainly attributable to the decrease in other income of $0.18 million mainly as a result of the change in the fair value of outstanding warrants.

Income Taxes. Nutrastar International Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Nutrastar International Inc. had no income taxable in the United States for the three months ended September 30, 2012. New Resources was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes. Oriental Global was formed in Hong Kong and under the current laws of Hong Kong, is not subject to income taxes. Our PRC subsidiary and the VIE Entities are subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing regulations, both of which became effective on January 1, 2008.

Both Daqing Shuaiyi and Harbin Shuaiyi have been subject to an income tax rate of 25% since 2011.

Income tax decreased by approximately $0.26 million to approximately $1.40 million for the three months ended September 30, 2012 from approximately $1.66 million for the same period in 2011. Income tax expense for the three months ended September 30, 2012 decreased because of the decrease in net revenue and taxable income.

Net Income. Net income decreased by approximately $1.24 million, or 24.8% to approximately $3.74 million for the three months ended September 30, 2012 from approximately $4.98 million for the same period of 2011, as a result of the factors described above.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues
Net revenue	$24,469	100%	$23,038	100%
Cost of goods sold	(5,810)	(23.7) %	(5,300)	(23.0)%
Gross profit	18,659	76.3%	17,738	77.0%
Selling expenses	(1,198)	(4.9) %	(1,211)	(5.3)%
General and administrative expenses	(1,880)	(7.7) %	(1,931)	(8.4)%
Income from operations	15,581	63.7%	14,596	63.3%
Other income and (expenses):
Interest income	194	0.8%	131	0.6%
Foreign exchange differences	(15)	(0.1)%	39	0.2%
Change in fair value of warrants	115	0.5%	1,030	4.5%
Total other income	294	1.2%	1,200	5.2%
Income before income tax	15,875	64.9%	15,796	68.5%
Provision for income tax	(4,279)	(17.5)%	(3,906)	(17.0)%
Net income	$11,596	47.4%	11,890	51.5%

Net Revenue. Net revenue increased approximately $1.43 million, or 6.2%, to approximately $24.47 million for the nine months ended September 30, 2012, from approximately $23.04 million for the same period in 2011. This increase was mainly attributable to the increase in sales volume of our core product, Cordyceps Militaris by $0.96 million and the increase in sales revenue of our beverage products by $0.36 million. The increase in sales of our products was mainly driven by the continued increase in market demand for our products.

Business Segment Information

Our business operations can be categorized into three segments based on the type of products we produce and sell, specifically (i) Cordyceps Militaris, (ii) functional health beverages and (iii) organic and specialty food products. The following table illustrates the revenue from each of these three segments as well as the change of percentage for the periods indicated:

Net Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended September 30,		Percent
	2012	2011	Change
Components of Net Revenue
Cordyceps Militaris	$19,052	$18,089	5.3%
Functional Health Beverages	3,828	3,468	10.4%
Organic and Specialty Food Products	1,589	1,481	7.3%
Total revenues	$24,469	$23,038	6.2%

Cost of Goods Sold. Our cost of goods sold increased by $0.51 million, or 9.6%, to approximately $5.81 million for the nine months ended September 30, 2012 from approximately $5.30 million during the same period in 2011. This increase was commensurate with the increase in production costs associated with the functional health beverages products and the increase in sales of Cordyceps Militaris. As a percentage of net revenue, the cost of goods sold increased to 23.7% for the nine months ended September 30, 2012 from 23.0% during the same period in 2011. Such increase in cost of goods sold as a percentage of net revenue was mainly attributable to the increased production costs associated with the functional health beverages as our functional health beverages generally have a higher production cost than our Cordyceps Militaris products because we outsource the production of the beverages to a third party bottler.

Gross Profit. Our gross profit increased by approximately $0.92 million, or 5.2%, to approximately $18.66 million for the nine months ended September 30, 2012 from approximately $17.74 million during the same period in 2011. Gross margin was 76.3% for the nine months ended September 30, 2012, a decrease of 0.7% from 77.0% during the same period in 2011. Such percentage decrease was mainly due to the increase in the sales of functional health beverages in the product mix which have a lower gross margin as compared to our Cordyceps Militaris products.

Selling Expenses. Selling expenses decreased by approximately $0.01 million, or 1%, to approximately $1.20 million for the nine months ended September 30, 2012 from approximately $1.21 million during the same period in 2011. The decrease in selling expenses in terms of dollar for the nine months ended September 30, 2012 was mainly attributable to the decrease in selling and marketing expenses incurred relating to advertising and promotion activities. As a percentage of net revenue, selling expenses decreased to 4.9% for the nine months ended September 30, 2012 from 5.3% for the same period in 2011. The percentage decrease was mainly due to the increase in net revenue which outpaced the increase in selling expenses.

General and Administrative Expense. General and administrative expenses decreased by approximately $0.05 million, or 2.6%, to approximately $1.88 million for the nine months ended September 30, 2012 from approximately $1.93 million for the same period in 2011. The decrease in terms of dollar was mainly attributable to the decrease in payments for third party professional services as company implemented administrative overhead cost control. As a percentage of net revenue, general and administrative expenses were 7.7% for the nine months ended September 30, 2012 as compared to 8.4% for the same period of 2011. The percentage decrease was mainly was mainly due to the increase in net revenue which outpaced the increase in general and administrative expenses.

Income Before Income Tax. Income before income tax increased by approximately $0.08 million, or 0.5%, to approximately $15.87 million during the nine months ended September 30, 2012 from approximately $15.80 million during the same period in 2011. As a percentage of net revenue, income before income tax decreased to 64.9% during the nine months ended September 30, 2012 from 68.5% during the same period in 2011. The decrease of income before income tax as a percentage of net revenue is mainly attributable to the increase in cost of goods sold and decrease in other income of $0.91 million mainly as a result of the change in the fair value of outstanding warrants.

Income Taxes. Income tax increased by approximately $0.37 million to approximately $4.28 million for the nine months ended September 30, 2012 from approximately $3.91 million for the same period in 2011. Income tax expense for the nine months ended September 30, 2012 increased because of the increase in net revenue and taxable income.

Net Income. Net income decreased by approximately $0.29 million, or 2.5% to approximately $11.60 million for the nine months ended September 30, 2012 from approximately $11.89 million for the same period of 2011, as a result of the factors described above.

Liquidity and Capital Resources

General

As of September 30, 2012, we had cash and cash equivalents of approximately $67.47 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$12,040	$12,099
Net cash provided by (used in) investing activities	1,251	(6,735)
Net cash provided by financing activities	18	141
Foreign currency translation adjustment	(391)	1,712
Net cash flow	$12,918	$7,217

Operating Activities

Net cash provided by operating activities was approximately $12.04 million for the nine month period ended September 30, 2012, which is a decrease of approximately $0.06 million from approximately $12.10 million net cash provided by operating activities for the same period of 2011. The decrease in the cash provided by operating activities was mainly attributable to $0.91 million decrease as a result of change in fair value of outstanding warrants partially offset by the increase in operating activities contribution.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash provided by investing activities for the nine-month period ended September 30, 2012 was approximately $1.25 million, an increase of approximately $7.99 million from net cash used in investing activities of approximately $6.74 million for the same period of 2011. The increase of the cash provided by investing activities was mainly due to the return of prior prepayment deposits relating to the expansion of the organic and specialty food business as the Company scaled back the initial size of the expansion.

Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2012 was approximately $18,000, a decrease of approximately $123,000 from approximately $141,000 net cash provided by financing activities for the same period of 2011. The decrease of the cash provided by financing activities was mainly due to the decrease in the amount of restricted cash release from an escrow account during the nine-month period ended September 30, 2011.

We believe that our cash on hand and cash flow from operations will meet our expected capital expenditure and working capital requirements for the next 12 months. We expect that the current expansion plan will require capital expenditures of approximately $3.99 million over the next 12 to 18 months, which will be funded from our cash on hand and cash generated from operations. However, we may in the future require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Principle of consolidation

The accompanying condensed consolidated financial statements include the financial statements of Nutrastar and its wholly owned subsidiaries, New Resources, Oriental Global and Harbin Baixin, and its VIEs, Heilongjiang Shuaiyi, DaqingShuaiyi and Harbin Shuaiyi.All significant inter-company balances or transactions have been eliminated on consolidation.

The Company has evaluated the relationship with Heilongjiang Shuaiyi, DaqingShuaiyi and Harbin Shuaiyi and based on the result of the evaluation, believes that these entities are variable interest entities and that it is the primary beneficiary of these entities. Consequently, the Company has included the results of operations of these variable interest entities in thecondensed consolidated financial statements. The Company’s relationships with Heilongjiang Shuaiyi, DaqingShuaiyi and Harbin Shuaiyi are governed by a series of contractual arrangements. Under PRC laws, Heilongjiang Shuaiyi, DaqingShuaiyi and Harbin Shuaiyi are independent legal persons and none of them is exposed to liabilities incurred by the other parties.

The accounts of Heilongjiang Shuaiyi, DaqingShuaiyi and Harbin Shuaiyi are consolidated in the accompanying condensed financial statements pursuant to the Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities. The Company does not have any non-controlling interests in net income and accordingly, did not subtract any net income in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company had a pecuniary interest in the VIEs that require consolidation of the Company’s and the VIEs’ financial statements.

Use of estimates
The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the periods ended September 30, 2012 and 2011 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments and warrants granted.

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

Derivative financial instruments
The Company evaluates all its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative instruments that are accounted for as liabilities, the derivative instruments initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported in the consolidated statements of income. For stock-based derivative financial instruments, the Company uses Monte-Carlo simulation methods to value the derivative instruments at inception and on subsequent valuation dates.

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

Foreign currency
The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes. The PRC subsidiaries and VIEs within the Company maintain their books and records in their functional currency, Chinese Renminbi (“RMB”), being the lawful currency in the PRC. Assets and liabilities of the PRC subsidiaries andVIEs are translated from RMB into US Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	September 30, 2012	December 31, 2011
Balance sheet items, except for equity accounts	US$1=RMB 6.3410	US$1=RMB 6.3009

	Three months ended September 30,
	2012	2011
Items in the statements of income and cash flows	US$1=RMB 6.3344	US$1=RMB 6.4176

	Nine months ended September 30,
	2012	2011
Items in the statements of income and cash flows	US$1=RMB 6.3170	US$1=RMB 6.4975

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

The Company believes that during the nine months ended September 30, 2012 and 2011, it operated in three business segments – growing and sales of CordycepsMilitaris, which is widely used for Chinese medicine, manufacturing and sale of functional health beverages featuring the CordycepsMilitaris as a core ingredient, and sales of organic and specialty products. The manufacturing and sale of CordycepsMilitaris functional health beverages was launched in the fourth quarter of 2010.

Throughout the nine months ended September 30, 2012 and 2011, all of the Company’s operations were carried out in one geographical segment - China.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lianyun Han and Mr. Robert Tick, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Lianyun Han and Mr. Robert Tick concluded that as of September 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because our operations are solely located in the Peoples’ Republic of China, a jurisdiction where PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditor, based in Hong Kong, China like other independent registered public accounting firms operating in China and to the extent their audit clients have operations in China, is currently not inspected by the PCAOB.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended September 30, 2012 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

During the third quarter ended September 30, 2012, the Company did not repurchase any shares of common stock pursuant to the Repurchase Program. The Repurchase Program expired on August 24, 2012.

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

101

The following financial information from The Nutrastar International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 13, 2012

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

101

The following financial information from The Nutrastar International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith.