Form 10-K
period 2012-12-31
Nutrastar International Inc.
filed 2013-03-29
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ x ]

As of June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $7.98 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 15,863,826 shares of the registrant’s common stock outstanding as of March 25, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2012

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

Business Overview

We are a leading China based producer and supplier of premium branded Traditional Chinese Medicine consumer products including commercially cultivated Cordyceps Militaris (a.k.a. Chinese Golden Grass), organic and specialty food products and functional health beverages.

Our primary product is Cordyceps Militaris, also known as Chinese Golden Grass. Cordyceps Militaris is a species of parasitic fungus that is typically found in north-eastern China. It is a precious ingredient in traditional Chinese medicine and widely believed in China to offer high medical and health benefits by nourishing the yin, boosting the yang, and invigorating the meridians of the lungs and kidneys. According to Georges Halpern's Healing Mushrooms, certain research has shown that Cordyceps Militaris may boost the immune system, and can be used as a supplement for combating certain effects of fatigue and aging, the occurrences of certain tumors, and combating arteriosclerosis and certain gastrointestinal disorders, as well as reducing blood pressure. In addition, Cordyceps Militaris has significantly high economic values. According to Halpern, wild Cordyceps Militaris can cost as much as $10,000 per kilogram. Due to the extremely sensitive growing conditions of Cordyceps Militaris, it is very difficult to grow the plant in a man-made environment. After several years of laboratory tests, we developed a technology to commercially grow and produce Cordyceps Militaris in 2006. We generated 75.5% and 74.1% of our revenues from Cordyceps Militaris for fiscal years 2012 and 2011, respectively. We believe that we own approximately 16% of the worldwide market share in the cultivated Cordyceps Militaris industry. We plan to continue to focus on Cordyceps Militaris based consumer products in the near future, which is our fastest growing product line with the greatest market demand and a significantly higher profit margin.

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

We introduced the Cordyceps based functional health beverages in the fourth quarter of 2010. The non-carbonized beverage products were developed internally and contain the Cordyceps Militaris as a key ingredient. The products are currently being marketed directly to consumers in select cities in Jiangsu and Anhui through various distribution channels.

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

On January 11, 2010, we changed our name to Nutrastar International Inc. to more accurately reflect our marketing and branding strategy and our products. Our common stock has been quoted on the OTC Bulletin Board under the new symbol NUIN since January 20, 2010.

Background and History of New Resources and Heilongjiang Shuaiyi

New Resources is a holding company, which was incorporated in the BVI under the BVI Business Company Act on March 13, 2008. New Resources was wholly-owned by New Zealand WAYNE's Investment Holdings Co., Ltd., or Investment Holdings, a BVI company, before we acquired New Resources on December 23, 2008.

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

In addition, pursuant to the securities purchase agreement, the Shareholder agreed to place a total of 1,000,000 shares of the Company’s common stock held by it into escrow to secure the make good obligations described below on behalf of the investors. Under the securities purchase agreement, the Shareholder agreed that: (i) in the event that our consolidated financial statements reflect less than $9,000,000 of after-tax income for the fiscal year ending December 31, 2010, it will transfer to the investors, on a pro rata basis, for no additional consideration, 500,000 shares of our common stock owned by it; and (ii) in the event that our consolidated financial statements reflect less than $11,000,000 of after-tax net income for the fiscal year ending December 31, 2011, it will transfer to the investors, on a pro rata basis, for no additional consideration, 500,000 shares of common stock owned by it. We achieved the 2011 and 2010 performance threshold and no escrow shares have been transferred to the investors.

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

Our Industry

Widespread economic development in China has not only increased the disposable income of Chinese consumers, it has also lead to an increase in consumer awareness of the risks of dietary imbalances, environment issues and the importance of maintaining appropriate levels of vitamins and minerals in the human body. According to the National Bureau of Statistics, China’s urban population was approximately 690 million at the end of year 2012 with more than 300 million considered to be in the middle class. Along with a growing middle class, all of these facts have rapidly increased Chinese consumers’ demand for nutraceutical products. Today the Chinese dietary supplements industry is estimated to be worth approximately $15.8 billion in annual sales, according to the China Health Care Association Blue paper, which is an association affiliated with China's Ministry of Health. We believe that the next era of nutrition will focus on naturally occurring properties provided from plants, fruits, and vegetables, which support good health.

Because of the rarity and high prices of the wild collected variety, attempts have long been made to cultivate Cordyceps Militaris. By the mid-1980s, the majority of Cordyceps Militaris available in the worldwide marketplace were cultivated. Because of the development of modern biotechnology-based cultivation methods, the availability of this previously rare health supplement has greatly increased in the last 20 years. The demand for Cordyceps Militaris has also compounded exponentially, in this same time frame, partly because of the opening of China to trade with the West in the 1970s, exposing many more people around the world to the concepts and practices of traditional Chinese medicine. As Cordyceps Militaris has always been highly revered in traditional Chinese medicine, we believe that with increased exposure to traditional Chinese medicine, the demand for this plant has also increased. Such an increase has led to overharvesting of the wild stocks and a subsequent shortage of wild collected varieties of Cordyceps Militaris.

International markets for Cordyceps Militaris are mainly in Hong Kong, Japan, South Korea, Southeast Asia, and North America. The European and Australian markets are also emerging. According to Market Survey of Cordyceps Militaris 2012, published by Qianinfo Consulting in 2012, the market demand for Cordyceps Militaris will reach over 1,550 tons a year by 2016. With about 50 Cordyceps Militaris manufacturers in China having an aggregate production capacity of only 550 tons a year, there is a big gap between supply and demand and therefore a great potential market growth for our Cordyceps Militaris products.

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

  Leading market position and significantly high margin. We believe we have established ourselves as a dominant player in China’s Cordyceps Militaris industry. We believe that we currently own approximately 16% of the production in the world market of Cordyceps Militaris. By successfully commercializing our Cordyceps Militaris planting technology, we believe that we have achieved economies of scale and accordingly significantly high margin that no other material competitor can match in the near future.

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

  Increase production capacity. Our existing production lines of Cordyceps Militaris have been running at close to full capacity while the market demand for our existing products continues to increase. In order to meet the raw material needs of our products and expand sales of small packages and beverages of our Cordyceps Militaris products, we plan to add 10 plants to our production line, of which six were completed by the end of 2011 and four plants have been substantially completed as of December 2012 and are expected to begin operating during the first half of 2013. We anticipate that the entire project will commence commercial operations in 2013. Annual production capacity of Cordyceps Militaris is expected to increase to over 100 tons in 2013, up from 87 tons in 2012 and 72 tons in 2011. We will convert more buildings into biotechnologically controlled cultivation plants to grow and process Cordyceps Militaris in the future.

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

Our present production capacity of Cordyceps Militaris is approximately 87 tons annually. We generated 75.5% and 74.1% of our revenues from Cordyceps Militaris for the years ended December 31, 2012 and 2011, respectively. We believe that we own approximately 16% of the worldwide market share in the entire cultivated Cordyceps Militaris industry. We plan to continue to focus on Cordyceps Militaris, which is our fastest growing product with the greatest market demand and a significantly higher profit margin. To achieve this end, we added four additional production facilities to produce Cordyceps Militaris in 2012 and are expanding our designed annual production capacity to over 100 tons for the year 2013.

Organic and Specialty Food

Growth in domestic demand for organic products has been driven by rising incomes in China. Through Harbin Shuaiyi, we act as either a sales agent or a distributor to market and sell organic and specialty food products supplied by third-party producers. These products mainly include Northeast Peculiar Rice. Northeast Peculiar Rice is grown in accordance with organic product standards established by the Chinese Ministry of Agriculture. To qualify as “organic,” food must be produced in an environment which relies upon natural resources, without the use of conventional pesticides or artificial fertilizers, in an appropriate ecological environment, and must undergo a series of scientific and technological quality control processes. Our Northeast Peculiar Rice is rich in protein, fiber fats, amino acids and calcium, iron, zinc, selenium and other elements and vitamins. After years of development, we believe we have become the largest wholesale distributor of organic and specialty food in Heilongjiang Province, China. We plan to increase our focus in our organic and specialty food products business, including efforts to become a producer and increasing our distribution capabilities.

Functional Health Beverages

Through development by our Research and Development team, we introduced the functional beverages featuring the Cordyceps Militaris as a core ingredient in 2010. The beverage products were developed with the health benefits of enhancing immunity, reducing fatigue, enhancing circulations, among other benefits derived from our Cordyceps Militaris. In 2012, these products were sold in select areas in Jiangsu and Anhui province and in our specialty stores located at Daqing and Harbin. We generated 18.8% and 20.0% of our revenues from our functional health beverages for the years ended December 31, 2012 and 2011, respectively. In 2013, we plan to continue our marketing efforts to target mass consumer markets by increasing our distribution channels.

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

Marketing and Sales

Currently, we have 149 experienced sales and marketing personnel who are responsible for direct sales activities, market research, promotion and advertisement. We strengthen our market presence by employing various types of marketing strategies. We participate in trade shows such as China Sugary and Wine Trade Fair, Harbin International Fair for Trade and Economic Cooperation and Beijing Agriculture Exposition and offer seminars and lectures to local communities regarding the health benefits of our products. These activities help promote our reputation and name recognition in the industry.

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

The following table lists major suppliers of our raw materials in 2012:

(All amounts in thousands of US dollars):

Purchasing Value
Rank	Company Name	in 2012	Location
1	Heilongjiang Xianfeng Agricultural Goods Trading Market Co., Ltd.	$ 2,102	Harbin
2	Harbin Zhongan Oil Co., Ltd	$ 1,730	Harbin
3	Nehe Laocai Grain Depot	$ 554	Nehe
4	Harbin Zhenfengyuan Bio-technology Co., Ltd.	$ 497	Harbin
5	Qitaihe Tianyuan Coal Sales Co., Ltd.	$ 182	Qitaihe

Our Major Customers

The following table provides information on our major clients in fiscal year 2012:

(All amounts in thousands of US dollars):

				Percentage
				of
Rank	Name	Description of Client	Sales	Total Sales
1	Lai En Century Co. Ltd.	Trading Company in China	$ 8,986	24.4%
2	Zhejiang Wanfeng Group Pharmaceutical Co., Ltd.	Pharmaceutical Products Producer in China	$ 2,022	5.5%
3	Disha Pharmaceutical Co., Ltd.	Pharmaceutical Products Producer in China	$ 1,953	5.3%
4	Xi’an Yizhiliu Pharmaceutical Co., Ltd	Pharmaceutical Products Producer in China	$ 1,789	4.9%
5	Si Chuan Aida Bio-tech Co., Ltd.	Health Products Producer in China	$ 1,715	4.7%

Our Competition

Most of our competitors for sales of Cordyceps Militaris products are small-sized local producers and generally have a much lower production capacity. Compared to these competitors, we believe we have a much higher production capacity and more advanced growing and production technology. Our major competitors in China include Liaoning Limin Cordyceps Co. Ltd., Hebei Cangzhou Cordyceps Co. Ltd., Henan Huazhong Biotech Co. Ltd., Anshan Huayu Biotech Co. Ltd., Dalian Lanshi Cordyceps Biotech Co. Ltd., Beijing Jingdu Cordyceps Biotech Co. Ltd., Ningqiang Likangfuxi Biotech Co.Ltd., Shenyang Juxin Cordyceps Co. Ltd. and Shangdong Rui Zhi Biotech Co., Ltd.

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

As described below, on April 10, 2006, we spent RMB 30 million (approximately $4.4 million) in acquiring the technologies of Cordyceps Militaris cultivation from Mr. Runjiao Wang. In 2012 and 2011, our research and development expenses were $ 168,746 and $186,958, respectively.

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

Our Employees

As of December 31, 2012, we employed a total of 330 full-time employees. The following table sets forth the number of our employees by function.

Function	Number of Employees
Capital Department	5
Sales Department	149
Production Department	123
R&D Department	21
Finance Department	13
Administrative Office	19
TOTAL	330

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

RISKS RELATED TO OUR BUSINESS

We face risks related to general domestic and global economic conditions and to the recent credit crisis.

We currently generate sufficient operating cash flows which provides us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the economies in which we operate that has impacted demand for our products, and may impact our ability to manage normal relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be materially negatively impacted, including such areas as reduced demand for our products and services from a slow-down in the general economy, or supplier or customer disruptions resulting from tighter credit markets. In addition, terrorist activities may cause unpredictable or unfavorable economic conditions and could have a material adverse impact on the Company’s operating results and financial condition.

Our current business is significantly based on a single product, Cordyceps Militaris, which currently accounts for approximately 75 percent of our revenues, and we may not be able to generate significant revenue if this product fails.

Approximately 75% of our sales for the year ended December 31, 2012 come from a single product, Cordyceps Militaris, and our business may suffer a material adverse impact if this product fails. If we experience difficulties or obstacles in the manufacture and sale of Cordyceps Militaris, we may not be able to generate significant revenues, our business may fail and you would lose all or part of your investment in our company.

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

A change in our product mix may cause our results of operations to differ substantially from the anticipated results in any particular period.

Our overall profitability may not meet expectations if our products, customers or geographic mix are substantially different than anticipated. Our profit margins vary among products, customers and geographic markets. Consequently, if our mix of any of these is substantially different from what is anticipated in any particular period, our profitability could be lower than anticipated.

We may not be able to manage our expansion of operations effectively.

We are in the process of significantly expanding our business in order to meet the increasing demand for our products, as well as capture new market opportunities. As we continue to grow, we must continue to improve our operational and financial systems, procedures and controls, increase manufacturing capacity and output, and expand, train and manage our growing employee base. In order to fund our on-going operations and our future growth, we need to have sufficient internal sources of liquidity or access to additional financing from external sources. Furthermore, our management will be required to maintain and strengthen our relationships with our customers, suppliers and other third parties. As a result, our continued expansion has placed, and will continue to place, significant strains on our management personnel, systems and resources.

We also will need to further strengthen our internal control and compliance functions to ensure that we will be able to comply with our legal and contractual obligations and minimize our operational and compliance risks. Our current and planned operations, personnel, systems, internal procedures and controls may not be adequate to support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

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

Our success depends on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and product preferences. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, achieve a favorable mix of products, and refine our approach as to how and where we market and sell our products. Through development by our Research and Development team, we introduced the functional beverages featuring the Cordycpes Militaris as a core ingredient in 2010. The beverage products were sold in select areas in Jiangsu and Anhui and in our specialty stores located at Daqing and Harbin in 2012. We generated 20.0% of our revenues from our functional health beverages in 2011. Starting from 2012 till now, we have been targeting mass consumer markets by introducing additional varieties of specialty beverage products with the health benefits of enhancing immunity, reducing fatigue, enhancing circulation, among other benefits derived from our Cordyceps Militaris. While we have devoted and will continue to devote considerable effort and resources to shape, analyze and respond to consumer preferences by developing new products, consumer spending patterns and preferences cannot be predicted with certainty and can change rapidly. Our failure to adapt our product offering to respond to such changes may result in reduced demand and lower prices for our products, resulting in a material adverse effect on our sales volumes, sales and profits.

Our current market distribution and penetration is limited as compared with the potential market and so our initial views as to customer acceptance of a particular product can be erroneous, and there can be no assurance that true market acceptance will ultimately be achieved. In addition, customer preferences are also affected by factors other than taste. If we do not adjust to and respond to these and other changes in customer preferences, our sales may be adversely affected.

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

Due to our continuously growth in recent years, our past results may not be indicative of our future performance and evaluating our business and prospects may be difficult.

Our business has grown and evolved rapidly in recent years as demonstrated by our growth in net income for the fiscal year ended December 31, 2012 to $17.2 million, from $17.0 million for the fiscal year ended December 31, 2011 We may not be able to achieve similar growth in future periods, and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Moreover, our ability to achieve satisfactory production results at higher volumes is unproven. Therefore, you should not rely on our past results or our historical rate of growth as an indication of our future performance.

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

Failure to protect our intellectual property could harm our brands and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, patents, copyrights, know how and trade secrets, could result in the expenditure of significant financial and managerial resources. We produce, market and sell our products using the brand “帅亿东方神”. We regard our intellectual property, particularly our trademark, know how and trade secrets to be of considerable value and importance to our business and our success. We rely on a combination of patent, trademark, trade secrecy laws, and contractual provisions to protect our intellectual property rights. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our patent, trademark, trade secrets or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly and we may lack the resources required to defend against such claims. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse affect on our ability to market or sell our brands, and profitably exploit our products.

We may be exposed to potential risks relating to our internal controls over financial reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. Under current law, we are subject to this requirement beginning with our annual report for the fiscal year ended December 31, 2007. A report of our management is included under Item 9A of this report, in which our management concluded that our internal controls over our financial reporting were effective for the year ended December 31, 2012. However, in the future, our management may conclude that our internal controls over our financial reporting are not effective due to the identification of one or more material weaknesses. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

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

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business take place in China, it may be more difficult for the Staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosures. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosures and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of China Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

Our auditor, based in Hong Kong, China, like other independent registered public accounting firms operating in China and to the extent their audit clients have operations in China, is not permitted to be subject to full inspection by the Public Company Accounting Oversight Board and, as such, you may be deprived of the benefits of such inspection.

Our independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the US Public Company Accounting Oversight Board (United States), or PCAOB, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards.

Our operations are solely located in the Peoples’ Republic of China, a jurisdiction where PCAOB is currently unable to conduct inspections without the approval of the PRC authorities. Our auditors are located in Hong Kong, a special administrator region of China, a jurisdiction where the PCAOB is currently unable to conduct full inspections without the approval of the Chinese authorities. There is also no guarantee that the PCAOB will be allowed to fully inspect the audit work and practices of our auditors, like other registered audit firms operating in China, in the future. Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct full inspections of auditors operating in China makes it more difficult to evaluate our auditor’s audit procedures or quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

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

The Chinese State Administration of Taxation (SAT) released a circular (Guoshuihan No. 698 – Circular 698) on December 15, 2009 that addresses the transfer of shares by nonresident companies. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to determine if our Company complies with the Circular 698. As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

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

Dilution of the per share value of our common stock could result from the conversion of our outstanding Series A Preferred Stock issued to the investors in the recent private placement and the exercise of outstanding warrants that we issued in connection with our previous private placement transactions. As of March 25, 2013, there were 113,010 shares of our Series A Preferred Stock outstanding, which may be converted into our common stock at the option of the holders of the Series A Preferred Stock in whole or in part at any time at an initial conversion ratio of 1-for-10. In addition, as of March 25, 2013, there were outstanding warrants to purchase 1,088,501 shares of our common stock. When the conversion price of the Series A Preferred Stock or the exercise price of the warrants is less than the trading price of our common stock, the conversion of Series A Preferred Stock or the exercise of the warrants would have a dilutive effect on our shareholders. The possibility of the issuance of shares of our common stock upon the conversion of Series A Preferred Stock or exercise of the warrants could cause the trading price of our common stock to decline as well.

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

We recently completed our multi-year, multi-phase Cordyceps Militaris production expansion project. We currently have one main operating production line and twenty supplemental production lines of Cordyceps Militaris with an aggregate processing capacity of 100 tons annually, which was increased by 81.8% from 2010.

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

On April 15, 2011, Heilongjiang Shuaiyi entered into an asset transfer agreement or the Transfer Agreement with Ms. Han. Pursuant to the Transfer Agreement, Heilongjiang Shuiayi acquired an office building located at 54-1 Ganshui Road, Xiangfang District, Harbin, with a construction area of 1,854.1 square meters, from Ms. Han at a cash consideration of RMB 12.75 million (approximately $1.95 million including other incidental costs), which was fully paid in April 2011. The purchase price was determined based on a real property valuation report issued by an independent appraisal firm, Harbin Guoxin Real Estate Appraisal and Consulting Co., Limited on November 11, 2010. Management believes the terms of the purchase transaction and the consideration that the Company paid in connection with this transaction were comparable to the terms available and the amounts that would be paid in an arm’s-length transaction. The Company intended to move the corporate headquarters in China to this new office building in 2012, however, due to changes in market conditions, this plan has been delayed. As a result, the Company decided to rent out 2 floors of the currently unoccupied building to an unrelated tenant at an annual rent of RMB 50,000 (approximately $8,000). The tenant is responsible for all the leasehold improvements. It is the intent of the Company to move the corporate headquarters in China to this new office building when the market condition the need arises in the future.

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

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2012
1st Quarter	$2.35	$1.60
2nd Quarter	2.45	1.30
3rd Quarter	1.60	1.05
4th Quarter	1.59	0.95

Year Ended December 31, 2011
1st Quarter	$3.52	$2.80
2nd Quarter	3.35	2.30
3rd Quarter	3.39	2.00
4th Quarter	2.40	1.42

(1)The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 25, 2013, there were approximately 348 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters —Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2012 fiscal year.

Purchases of Equity Securities

On August 24, 2011, the Board of Directors of the Company authorized a repurchase of up to $5 million of the Company’s common stock over twelve (12) months pursuant to a stock repurchase program, or the Repurchase Program. Under the terms of the Repurchase Program, the Company may repurchase shares through open market, negotiated private or block transactions. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares of its common stock, and the program may be extended, modified, suspended or discontinued at any time. The Repurchase Program expired on August 24, 2012. The following table provides information relating to the Company’s repurchases of common stock during the fiscal year ended December 31, 2012.

				Approximate Dollar
			Total Number of	Value of Shares that
	Total		Shares Purchased	May Yet be
	Number of	Average	as Part of Publicly	Repurchased under
	Shares	Price Paid	Announced Plans	the Program
Period	Repurchased	per Share	or Programs	(in millions)
May 1, 2012 – May 31, 2012	31,458	$1.78	31,458	$4.93
June 1, 2012 – June 30, 2012	7,436	$1.77	7,436	$4.92
Total	38,894		38,894	$4.92

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our primary product is commercially cultivated Cordyceps Militaris, which is developed from wild strains of Cordyceps Militaris. We sell our products through an extensive nationwide sales and distribution network covering six provinces and ten cities in China. Our Cordyceps Militaris products are grown and processed by Daqing Shuiayi, and are mainly sold to pharmaceutical companies which are further processed into drugs and nutraceutical products or sold directly to consumers in the form of raw material or incorporated into our beverage products. We generated 75.5% and 74.1% of our revenues from Cordyceps Militaris for fiscal years 2012 and 2011, respectively. We believe that we own approximately 16% of the market share in the entire cultivated Cordyceps Militaris industry in China.

We also sell organic and specialty food products through our VIE Entity, Harbin Shuaiyi, which was formed in 2001. After years of development, we believe that we have become the largest wholesale distributor of organic and specialty food in Heilongjiang Province, China.

We introduced the Cordyceps functional health beverages in the fourth quarter of 2010. The non-carbonized beverage products were developed internally and contain the Cordyceps Militaris as a key ingredient. The products are currently being marketed directly to consumers in select cities in Jiangsu and Anhui Province through various distribution channels. We generated 18.8% and 20.0% of our revenues from Cordyceps functional health beverages for fiscal years 2012 and 2011, respectively. The functional health beverages are in the initial commercialization cycle in the Chinese consumer market.

Our sales revenue grew by 7.5% in the fiscal year ended December 31, 2012 to approximately $36.77 million, from approximately $34.21 million for 2011. Our gross margin for 2011 was 76.2%, as compared to 75.9% for 2011.

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

  Aging Population: The average age of the Chinese population is increasing. According to World Population Prospects: The 2010 Revision (published in June 2011), the percentage of elderly persons (thouse 65 years or older)in China is projected to triple between 2011 and 2050, from approximately 9.7 percent to 30.8 percent, a total of 429 million people. We believe that these consumers are significantly more likely to use health supplements than younger persons and have higher levels of disposable income to pursue healthy lifestyles.

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

PRC

In 2007, the PRC government promulgated the New EIT Law, and the relevant implementation rules, which became effective on January 1, 2008. Under the New EIT Law and its implementation rules, all domestic and foreign investment companies will be subject to a uniform enterprise income tax at the rate of 25%. As a result, our PRC subsidiaries and VIE Entities are subject to enterprise income tax at the rates of 25% in 2011 and 2012 .

Under the New EIT Law, dividends from PRC subsidiaries to their non-PRC shareholders will be subject to a withholding tax at a rate of 20%, which is further reduced to 10% by the implementation rules, if the non-PRC shareholder is considered to be a non-PRC tax resident enterprise without any establishment or place within China or if the dividends payable have no connection with the non-PRC shareholder’s establishment or place within China, unless any such non-PRC shareholder’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.

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

In 2012, our sales revenue from our Cordyceps Militaris was approximately $27.75 million, sales revenue from our organic and specialty food products was approximately $2.11 million and sales revenue from our functional health beverages was $6.91 million.

We expect that majority of our revenue for 2013 will continue to be generated from our Cordyceps Militaris products, with an increase in the percentage of revenue coming from the functional health beverages as we expand our distribution channels of such products. We also expect that sales and marketing related costs associated with the functional health beverages will increase as a percentage of revenue.

Additional information regarding our products can be found at Note 20 in our audited consolidated financial statements contained elsewhere in this annual report.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

(All amounts, other than percentage, in thousands of US dollars)

	Year Ended December 31, 2012			Year Ended December 31, 2011
		As a			As a
	In	Percentage		In	Percentage
	Thousands	of Revenue		Thousands	of Revenue
Net revenue	$36,771	100%		$34,206	100%
Cost of goods sold	(8,742)	(23.8%	)	(8,247)	(24.1%	)
Gross profit	28,029	76.2%		25,959	75.9%
Selling expenses	(1,659)	(4.5%	)	(1,641)	(4.8%	)
General and administrative expenses	(3,102)	(8.4%	)	(2,843)	(8.3%	)
Income from operations	23,268	63.3%		21,475	62.8%
Other income and (expenses)
Interest income	256	0.7%		194	0.6%
Foreign exchange differences	6	-%		61	0.2%
Change in fair value of warrants	144	0.4%		1,054	3.1%
Other income	8	-%		-	-%
Income before income taxes	23,682	64.4%		22,784	66.6%
Provision for income taxes	(6,439)	(17.5%	)	(5,801)	(17.0%	)
Net income	$17,243	46.9%		$16,983	49.6%

Net Revenue. Our revenues are generated from the sale of our Cordyceps Militaris products, functional health beverages and organic and specialty food products. Revenues increased by $2.57 million, or 7.5%, to $36.77 million in 2012, from $34.21 million in 2011. This increase was mainly attributable to the increase in the sales of Cordyceps Militaris by $2.41 million which is primarily driven by the continued increase in market demand for our Cordyceps Militaris related products.

Our business operations can be categorized into three segments based on the type of products we manufacture and sell, specifically (i) Cordyceps Militaris, (ii) organic and specialty food products and (iii) functional health beverages. The following table shows the different segments comprising our total sales revenue for the Cordyceps Militaris, beverages and other agricultural products:

Sales Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Year Ended December 31,		Percent
	2012	2011	Change

Components of Sales Revenue
Cordyceps Militaris	$27,748	$25,338	9.5%
Functional Health Beverages	6,910	6,850	0.9%
Organic and Specialty Food Products	2,113	2,018	4.7%

Total revenues	$36,771	$34,206	7.5%

Cost of Goods Sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of goods sold increased by $0.50 million, or 6.0%, to approximately $8.74 million in 2012 from $8.25 million in 2011. This increase was commensurate with increased sales of our core products. As a percentage of revenues, the cost of goods sold decreased to 23.8% for the year ended December 31, 2012 from 24.1% for the year 2011. This decrease in cost of goods sold as a percentage of revenue was mainly attributable to the economies of scale due to the increase in capacity and utilization which outpaced the increase in associated costs.

Gross Profit. Our gross profit increased approximately $2.07 million, or 8.0%, to approximately $28.03 million in 2012 from $25.96 million in 2011. Gross profit as a percentage of revenues was 76.2% in 2012, an increase of 0.3% from 75.9% in 2011. Such percentage increase was mainly due to the economies of scale due to the increase in capacity and utilization of facilities.

Selling Expenses. Our selling expenses include sales commissions, cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, and other sales related costs. Selling expenses increased $0.02 million, or 1.1% to $1.66 million in 2012 from $1.64 million in 2011. As a percentage of revenues, selling expenses decreased to 4.5% for 2012 from 4.8% in 2011. The increase in the amount of selling expenses is due to the increase in sales commission due to higher revenue. The decrease in the percentage of selling expenses was mainly attributable to the increase in sales revenues which outpaced the increase in selling expenses.

General and Administrative Expenses. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, depreciation of fixed assets, and professional fees paid to third parties. General and administrative expenses were $3.10 million in year 2012, compared with $2.84 million in the year 2011. As a percentage of revenues, general and administrative expenses increased to 8.4% in 2012 from 8.3% in 2011. The increase in general and administrative expenses as a percentage of revenue was mainly due to the increase in compensation cost in relation to a new share-based payment plan started in 2012.

Income Before Income Taxes. Income before income taxes increased approximately $0.90 million, or 3.9%, to approximately $23.68 million in 2012 from $22.78 million in 2011. The increase in income before income taxes is mainly attributable to the increase in the amount of our gross profit resulting in an increase in income from operations of $1.79 million. As a percentage of revenues, income before income taxes decreased to 64.4% in 2012 from 66.6% in 2011. The 2.2% decrease in income before income taxes as a percentage of revenues is mainly attributable to a decrease in other income of $0.90 million, mainly attributable to the change in fair value of outstanding warrants comparing to 2011.

Income Taxes. Nutrastar International Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Nutrastar International Inc. had no U.S. source income taxable in the United States for the year ended December 31, 2012 or 2011. New Resources was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes. Oriental Global was formed in Hong Kong and under the current laws of Hong Kong, is not subject to income taxes. Our PRC subsidiary and the VIEs are subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing regulations, both of which became effective on January 1, 2008.

The New EIT Law provides for a grandfathering on tax holidays which were granted under the then effective tax laws and regulations. Therefore, Daqing Shuaiyi had continued to be entitled to a three-year 50% income tax reduction until December 31, 2010. Both entities were subject to an income tax rate of 25% in 2012 and 2011.

Income taxes increased by approximately $0.64 million to $6.44 million in 2012 from $5.80 million in 2011. We paid more taxes in 2012 because of the increase in sales and taxable income described above.

Net Income. Net income increased approximately $0.26 million, or 1.5%, to $17.24 million in 2012 from $16.98 million in 2011, as a result of the factors described above.

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents (excluding restricted cash) of approximately $75.53 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Year Ended December 31,
	2012	2011
Net cash provided by operating activities	$19,872	$18,796
Net cash provided by (used in) investing activities	952	(7,404)
Net cash provided by financing activities	-	208
Foreign currency translation adjustment	146	2,197
Net cash flow	$20,970	$13,797

Operating Activities

Net cash provided by operating activities was $19.87 million in year ended December 31, 2012, an increase of $1.07 million from $18.80 in year ended December 31, 2011. The increase in the cash provided by operating activities was mainly attributable to the increase in net income of $0.3 million, an increase in other payable and accruals of $0.4 million, and increase in tax payable of $0.4 million as a result of a better execution on cash settlement policy.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash provided by investing activities was $0.95 million in the year ended December 31, 2012, an increase of approximately $8.35 million from approximately $7.40 million used in investing activities in the year 2011. The increase of the cash provided by investing activities was mainly due to the return of prior prepayment deposits relating to the expansion of the organic and specialty food business as the company scaled back the initial size of the expansion. The cash used in investing activities in the year 2011 was mainly due to the $5.14 million of expenditures associated with the construction and purchase of property, plant and equipment for the organic and specialty food business and the RMB12.75 million ($1.97 million) of expenditures including other incidental costs in connection with the purchase of a new corporate headquarter facility in Harbin during the year 2011.

Financing Activities

Net cash provided by financing activities decreased $0.21 million for year ended December 31, 2012 from the year 2011. The decrease in the net cash provided by financing activities was mainly attributable to the $0.19 million decrease in the amount of restricted cash released from an escrow account during the year ended December 31, 2011.

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

Use of estimates
The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the years ended December 31, 2012 and 2011 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments and warrants granted.

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

Research and development costs
Research and development costs are expensed as incurred, and are charged to general and administrative expenses. Research and development costs were $ 168,746 and $186,958 for the years ended December 31, 2012 and 2011, respectively.

Advertising costs
The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were $10,240 and $129,030 for the years ended December 31, 2012 and 2011, respectively.

Shipping and handling costs
Substantially all costs of shipping and handling of products to customers are included in selling expense. Shipping and handling costs for the years ended December 31, 2012 and 2011 were insignificant.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	December 31, 2012	December 31, 2011
Balance sheet items, except for equity accounts	US$1=RMB6.2855	US$1=RMB6.3009
Items in the statements of income and cash flows	US$1=RMB6.3125	US$1=RMB6.4588

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

The Company believes that during the years ended December 31, 2012 and 2011, it operated in three business segments –growing and sales of Chinese Golden Grass, which is widely used for Chinese medicine, manufacturing and sale of functional health beverages featuring the Chinese Golden Grass as a core ingredient, and sales of organic and specialty products. The manufacturing and sale of Chinese Gold Grass functional health beverages was launched in the fourth quarter of 2010.

Throughout the years ended December 31, 2012 and 2011, all of the Company’s operations were carried out in one geographical segment - China.

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

In July 2012, the FASB issued ASU No.2012-02 Intangibles — Goodwill and Other (Topic 350): The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of the provisions in this update is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220): The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

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

The full text of our audited consolidated financial statements as of December 31, 2012 and 2011 begins on page F-1 of this annual report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2012, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

NAME	AGE	POSITION
Lianyun Han	54	Chairperson, Chief Executive Officer and President
Robert Tick	44	Director, Chief Financial Officer and Treasurer
Hongbing Hua	44	Chief Marketing Officer
Chunming Zhang	41	Director
Henry Ngan	39	Director
Virginia P’an	67	Director
Jianbing Zhong	27	Director
Richard E. Fearon, Jr.	46	Director

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

Robert Tick. Mr. Tick has extensive experience in accounting and finance. Mr. Tick was the Chief Financial Officer of ANDA Networks, Inc., a telecom equipment provider, from July 2007 to August 2010, Vice President of Finance from October 2005 to July 2007 and Corporate Controller from April 2003 to November 2004. From November 2004 to October 2005, Mr. Tick served as the Controller for T-RAM Semiconductors Inc., a fabless semiconductor company. Mr. Tick is a Certified Public Accountant and holds a B.S. in Accounting and Finance from San Francisco State University and an M.B.A. from Washington State University.

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

Henry Ngan. Mr. Ngan has been the Chief Financial Officer of ZST Digital Networks, Inc. (OTC: ZSTN) since March 2011, a company that is a developer, manufacturer and supplier of digital and optical network equipment to cable system operators and provider of GPS tracking devices and support services for transport-related enterprises in China. From February 2009 to January 2011, Mr. Ngan has served as the Chief Financial Officer of Hong Kong Highpower Technology, Inc. (NASDAQ HPJ), a developer, manufacturer and marketer of nickel-metal hydride (Ni-MH) and lithium-ion (Li-ion) batteries and related products. Prior to joining the company, Mr. Ngan had served as Vice President and Senior Equity Analyst at Brean Murray, Carret & Co., a full service investment bank, in New York City from July 2008, an Equity Research Analyst at Buckingham Research Group in New York, an equity research firm, from June 2004 to January 2008 and at Robotti & Company, a diversified financial services boutique, from October 2002 until June 2004. During his tenure, Mr. Ngan accumulated a significant amount of experience in accounting, auditing, consulting and valuation analysis. Mr. Ngan received a Bachelor’s degree in Accounting from the University at Albany, State University of New York, and an MBA in finance, and information and communication systems from Fordham University. Mr. Ngan is also a Certified Public Accountant licensed in the state of New York.

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

Richard E. Fearon, Jr. Mr. Fearon is the Founder and Managing Partner of Accretive Capital Partners, a private investment fund founded in 2000 which targets undervalued small and micro-cap public companies representing attractive take-private candidates. Accretive Capital Partners has received top rankings by Morningstar, Barron’s Magazine, and Barclay Managed Funds, among others, and was recipient of HFM Week magazine’s 2011 Best Single Manager Long-Term Performance award among all United States hedge funds under $250 million. From 1993 until 2000, Mr. Fearon was a Principal at Allied Capital Corporation, a $4 billion private equity investment fund and the oldest publicly-traded business development company in the United States, until it was acquired by Ares Capital Corporation in 2010. He founded and ran Allied Capital’s Chicago office and was the Managing Partner of Allied Capital Midwest. Previous to working with Allied Capital, he was an investment banker at Morgan Stanley & Co. and PaineWebber Incorporated. Mr. Fearon earned an MBA in Finance from the Wharton School of Business and attended the Stockholm School of Economics. He received his BA with a double-major in Chemistry and Anthropology at Williams College.

Pursuant to the Securities Purchase Agreement, dated May 27, 2010, we are obligated to cause one person designated by ARC China Inc. to be duly appointed or elected to the Board of Directors. After ARC China Inc. assigned the designation right to Accretive Capital Partners in January 2012, Accretive Capital Partners designated Mr. Fearon as the candidate to be elected to the Company’s Board of Directors. Mr. Fearon was elected as our director on November 26, 2012 according to this requirement.

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

Board Composition and Committees

Our Board of Directors is currently composed of seven members, Ms. Lianyun Han, Mr. Robert Tick, Mr. Chunming Zhang, Mr. Henry Ngan, Ms. Virginia P’an, Mr. Jianbing Zhong and Mr. Richard E. Fearon Jr. Since October 2010, the Board of Directors has established three Committees: the Audit Committee, the Compensation Committee, and the Governance and Nominating Committee. Each of the Audit Committee, Compensation Committee and Governance and Nominating Committee is comprised entirely of our independent directors. From time to time, the Board of Directors may establish other committees. The Board of Directors has adopted a written charter for each of the committees which is available on the Company’s website http://www.nutrastarintl.com. Printed copies of each of our committee charters may be obtained, without charge, by contacting the Corporate Secretary, Nutrastar International Inc., 7/F Jinhua Mansion, 41 Hanguang Street, Nangang District, Harbin, China 150080.

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
  reporting regularly to the full Board; and
  such other matters that are specifically delegated to the Audit Committee by our Board from time to time.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in fiscal year 2012.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to all of our directors, officers and employees, including Chief Executive Officer, President, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller and persons performing similar functions. The code of ethics addresses, among other things, ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the code of ethics has been filed as Exhibit 14.1 to our Current Report on Form 8-K filed on October 8, 2010 and is also available on our website, http://www.nutrastarintl.com. Any amendments or waivers to the code of ethics will be posted on our website within four business days of such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table – 2012 and 2011

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

				Stock	Option
Name and Principal		Salary	Bonus	Awards (1)	Awards (2)	Total
Position	Year	($)	($)	($)	($)	($)
Lianyun Han, CEO and President	2012 2011	23,076 22,295	- 1,858	- -	- -	23,076 24,153
Robert Tick, Chief Financial Officer and Director (1)	2012 2011	192,000 192,000	- -	172,583 155,000	88,251 69,903	452,834 416,903

(1)

The amounts in the Stock Awards column reflect the aggregate grant date fair values of Restricted Stock, calculated in accordance with FASB ASC Topic 718. These are not amounts paid to or realized by Mr. Tick.

(2)

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

On July 16, 2010, we and Mr. Tick also entered into a stock option agreement under the Company’s 2009 Equity Incentive Plan. Pursuant to the terms of the stock option agreement, Mr. Tick was granted options to purchase an aggregate 150,000 shares of common stock of the Company, among which, an option to purchase 75,000 shares will be vested on December 31, 2011 with an exercise price of $5.00 per share, an option to purchase 75,000 shares will be vested on December 31, 2012 with an exercise price of $7.00 per share. Each of the options expires three years after its respective vesting date.

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

On July 16, 2010 and November 26, 2012, we also entered into restricted shares grant agreements under the Company’s 2009 Equity Incentive Plan with Mr. Tick. Pursuant to the terms of the restricted shares grant agreements, we granted to Mr. Tick 150,000 restricted shares of our common stock on July 16, 2010 and 20,000 restricted shares of our common stock on November 26, 2012, subject to the vesting schedule therein. If Mr. Tick’s service with us ceases for any reason other than Mr. Tick’s (a) death, (b) disability, (c) retirement, or (d) termination by us without cause, any nonvested restricted shares will be automatically forfeited to us.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning the fiscal 2012 year-end value of unvested options and restricted shares for Mr. Robert Tick. No other executive officers received unexercised options or stock that has not vested or equity incentive plan awards that remained outstanding as of the end of the fiscal year 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of sock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Robert Tick	37,500			3.50	6/30/2014	25,000	$75,000	0	0
	37,500			3.50	12/31/2014
	37,500			3.50	6/30/2015
	37,500			3.50	12/31/2015

On January 24, 2011, the Compensation Committee approved the repricing of the options that we granted to Mr. Tick on July 16, 2010. In addition, the vesting schedules of the outstanding options were changed from vesting on an annual basis to vesting on a semi-annual basis.

The terms of the options currently held by Mr. Tick are as follows:

Number of Options	Original Vesting Schedule	Modified Vesting Schedule	Original Exercise Price per Share	Modified Exercise Price per Share
37,500	December 31, 2011	June 30, 2011	$5.00	$3.50
37,500	December 31, 2011	December 31, 2011	$5.00	$3.50
37,500	December 31, 2012	June 30, 2012	$7.00	$3.50
37,500	December 31, 2012	December 31, 2012	$7.00	$3.50

Compensation of Directors

The table below sets forth the compensation of our directors for the fiscal year ended December 31, 2012:

	Fees			Non-Equity
	Earned or	Stock	Option	Incentive Plan	All Other
	Paid in	Awards	Awards	Compensation	Compensation	Total
Name	Cash ($)	($)(5)	($)(6)	($)	($)	($)
Lianyun Han(1)	-	-	-	-	23,076	23,076
Chunming Zhang	-	-	-	-	12,356	12,356
Henry Ngan	-	47,476	-	-	-	47,476
Virginia P’an	-	36,102	-	-	-	36,102
Jianbing Zhong	-	24,069	-	-	-	24,069
Robert Tick(2)	-	172,583	88,251	-	192,000	452,834
Joshua Kurtzig(3)	-	25,862	-	-	-	25,862
Richard E. Fearon Jr.(4)	-	1,321	-	-	-	1,321

(1)

Ms. Han does not receive additional compensation for her service as our director. The compensation disclosed herein is her compensation for serving as our CEO and President as disclosed in the Summary Compensation Table above.

(2)	Became our director on January 24, 2011. The compensation disclosed herein reflects the compensation Mr. Tick received as the Chief Financial Officer of our company.
(3)	Became our director on January 24, 2011 and ceased to be our director on November 26, 2012.
(4)	Became our director on November 26, 2012.
(5)

The amounts in the Stock Awards column reflect the aggregate grant date fair values of Restricted Stock, calculated in accordance with FASB ASC Topic 718. These are not amounts paid to or realized by the respective directors.

(6)

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

On November 26, 2012, the Company entered into separate restricted shares grant agreements with Mr. Henry Ngan, Ms. Virginia P’an, Mr. Jianbing Zhong and Mr. Richard E. Fearon, Jr., whereby the Company agreed to grant, under the Company’s 2009 Equity Incentive Plan, to Mr. Ngan 30,000 restricted shares of our common stock, Ms. P’an 30,000 restricted shares, Mr. Zhong 20,000 restricted shares and Mr. Fearon, 20,000 restricted shares, as compensation for the services to be provided by them as independent directors. On the same date, we also entered into separate restricted shares grant agreements with each of the above directors to evidence the grant of these restricted shares. The restricted shares will vest in equal installments on a semi-annual basis over a two-year period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our capital stock as of March 25, 2013 (i) by each person who is known by us to beneficially own more than 5% of our voting securities; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Nutrastar International Inc., 7/F Jinhua Mansion, 41 Hanguang Street, Nangang District, Harbin 150080, People’s Republic of China.

Name and Address of Beneficial Owner	Office, If Any	Shares Beneficially Owned(1)
		Common Stock(2)		Series A Preferred Stock(3)		% Total Voting (4) Power
		Shares	% of Class	Shares	% of Class
Directors and Officers
Lianyun Han	Chairperson, President and CEO	8,949,424(5)	56.41%	-	*	52.66%
Robert Tick	Director, Chief Financial Officer and Treasurer	295,000	1.84%	-	*	1.72%
Hongbin Hua	Chief Marketing Officer	-	*	-	*	*
Chunming Zhang	Director	-	*	-	*	*
Henry Ngan	Director	40,000	*	-	*	*
Virginia P’an	Director	30,000	*	-	*	*
Jianbing Zhong	Director	20,000	*	-	*	*
Richard E. Fearon, Jr.	Director	368,268(8)	2.32%	45,000(8)	39.82%	5.02%
All officers and directors as a group (7 persons named above)		9,702,692	60.50%	45,000	39.82%	59.13%
5% Security Holders
New Zealand WAYNE’s Investment Holdings Co., Ltd. 4/F, Yushan Plaza No.51 Yushan Road Harbin, China 150090 (5)		8,949,424(5)	56.41%	-	*	52.66%
ARC China Investment Funds(6)		495,397(6)	3.03%	22,342	19.77%	4.11%

Banque Privée Edmond de Rothschild Europe 20, Boulevard Emmanuel Servais L-2535 Luxembourg
Gal Shmuel Dymant(7) Suite 1806, Building A Oriental Media Centre 4 Guanghua Road Chaoyang District, Beijing 100026 People's Republic of China		63,866(7)	*	13,306	11.77%	*
Accretive Capital Partners, LLC(8) 16 Wall Street, 2nd Floor Madison, CT 06443		334,668	2.11%	45,000	39.82%	4.81%
Lianyun Han	Chairperson, President and CEO	8,949,424(5)	56.41%	-	*	52.66%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)	Based on 15,863,826 shares of common stock issued and outstanding as of March 25, 2013.

(3)

Based on 113,010 shares of Series A Preferred Stock issued and outstanding as of March 25, 2013. Each share of Series A Preferred Stock is convertible initially into ten (10) shares of common stock (subject to customary adjustments for stock splits, combinations, or equity dividends on common stock). Holders of Series A Preferred Stock vote with the holders of common stock on all matters on an “as converted” basis. See “Description of Securities – Preference Shares” below for more information regarding our Series A Preferred Stock.

(4)

Percentage of Total Capital Stock represents total ownership with respect to all shares of our common stock and Series A Preferred Stock, as a single class and on an “as-converted” to common stock basis.

(5)

Includes 8,949,424 shares of common stock owned by New Zealand WAYNE’s Investment Holdings Co., Ltd. Pursuant to the Earn-In Agreement, dated September 12, 2008, as amended, the Founders, including Ms. Han, have the options to acquire a majority interest in New Zealand WAYNE’s Investment Holdings Co., Ltd. upon the satisfaction of certain conditions set forth in the Earn-In Agreement. Upon the passage of six months after the date of Share Exchange Agreement, which was entered into among the Company, New Resources, along with Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi, and New Zealand WAYNE’s Investment Holdings Co., Ltd., dated December 23, 2008, Ms. Han will own at least a majority ownership of Investment Holdings if she exercises her option pursuant to the Earn-In Agreement. Ms. Han may be deemed to be a beneficial owner of the shares held by Investment Holdings.

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

(7)	Includes 63,866 shares underlying a warrant to purchase our common stock.

(8)	Includes 334,668 shares of common stock and 45,000 shares of Series A Preferred Stock owned by Accretive Capital Partners, LLC. Robert E. Fearon Jr. is the managing partner of Accretive Capital Management, LLC, which is the manager of Accretive Capital Partners, LLC, and he has sole voting and investment power over the securities held by Accretive Capital Partners, LLC.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of fiscal year 2012 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	150,000(2)	$3.50	1,055,000
Equity compensation plans not approved by security holders	-	-	-
Total	150,000(2)	$3.50	1,055,000

(1)

On June 3, 2009, our Board of Directors authorized the establishment of the Company’s 2009 Equity Incentive Plan, whereby we are authorized to issue shares of our common stock to certain employees, consultants and directors. The maximum aggregate number of shares of our common stock that may be issued under the 2009 Equity Incentive Plan is 1,000,000 shares. The Plan was approved by our shareholders on June 3, 2009. On July 23, 2012, our Board of Directors authorized, and on July 25, 2012, the majority of the security holders approved the amendment to the Company’s 2009 Equity Incentive Plan, under which the maximum aggregate number of shares of our common stock that may be issued has been increased to 2,500,000 shares.

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

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2012 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

  On January 10, 2008, Daqing Shuaiyi entered into a land lease agreement with Heilongjiang Shuaiyi Technology Development Co., Ltd., pursuant to which Daqing Shuaiyi leased a land use right for 20 years over a 410,000 square meter tract on which it has nine factory buildings to grow and cultivate Cordyceps Militaris. Heilongjiang Shuaiyi Technology Development Co., Ltd. and our company are under common control and management.

  On October 15, 2007, Heilongjiang Shuaiyi entered into a loan agreement with its wholly-owned subsidiary, Daqing Shuaiyi, pursuant to which Heilongjiang Shuaiyi agreed to loan RMB 35 million (approximately $5.1 million) to Daqing Shuiayi. The loan is non-interest bearing and unsecured. Daqing Shuaiyi is obligated under the loan agreement to pay off RMB 7 million (approximately $1 million) by October 30 each year starting from 2008. The loan agreement was amended in May 2011 to extend the maturity date of the loan to October 15, 2018.

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

  On May 31, 2011, Heilongjiang Shuaiyi entered into a loan agreement with Daqing Shuaiyi, pursuant to which Heilongjiang Shuaiyi agreed to loan RMB 9.5 million (approximately $1.5 million) to Daqing Shuiayi. The loan is non-interest bearing and unsecured. Daqing Shuaiyi is obligated under the loan agreement to pay off RMB 1.9 million (approximately $0.3 million) by May 31 each year starting from 2012. The loan matures on May 31, 2016.

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

Parents of the Company

New Zealand WAYNE’s Investment Holdings Co., Ltd. currently owns 52.66% of Nutrastar International Inc.

Director Independence

Henry Ngan, Virginia P’an, Jianbing Zhong and Richard E. Fearon, Jr. each serves on our Board of Directors as an “independent director” as defined by Rule 5605(a)(2) of Listing Rules of The Nasdaq Stock Market, Inc. (the “Nasdaq Listing Rules”). Our Board of Directors currently has three standing committees which perform various duties on behalf of and report to the board of directors: (i) audit committee, (ii) compensation committee and (iii) governance and nominating committee. Each of the three standing committees is comprised entirely of Henry Ngan, Virginia P’an and Jianbing Zhong.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following table represents fees billed and to be billed to the Company for professional audit services rendered by the Company’s independent public accountants, Crowe Horwath (HK) CPA Limited, or Crowe Horwath.

	2012	2011

Audit fees (1)	$175,000	$165,500
Audit-related fees (2)	3,000	13,500
Tax fees	-	-
All other fees	-	-
Total	$178,000	$179,000

___________________
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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors or the Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit services performed by our independent public accountants for our consolidated financial statements as of and for the year ended December 31, 2012. Our Board of Directors delegated its pre-approval authority regarding the non-audited services to its Chair. The Chair of our Board of Directors pre-approved the non-audit services performed by our independent public accountants for our consolidated financial statements as of and for the year ended December 31, 2012.

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

3.4	Amended and Restated Bylaws, adopted October 5, 2010 [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 8, 2010].
4.1	Form of Series C Warrant [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 3, 2010].
4.2	Form of Series D Warrant [Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on August 11, 2010].
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

10.4	2009 Equity Incentive Plan(as amended on July 23, 2012) [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2012].
10.5

Form of Securities Purchase Agreement, dated May 27, 2010, by and among the Company and the investors named therein [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2010].

10.6

Escrow Agreement, by and among the Company, ARC China, Inc., Gilford Securities Incorporated, Corporate Stock Transfer, Inc. and United Western Bank, dated May 27, 2010 [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 3, 2010].

10.7	Employment Agreement, by and between the Company and Robert Tick, dated July 16, 2010 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2010].

Exhibit No.	Description
10.8	Stock Option Agreement, by and between the Company and Robert Tick, dated July 16, 2010 [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 20, 2010].
10.9

Restricted Shares Grant Agreement, by and between the Company and Robert Tick, dated July 16, 2010 [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 20, 2010].

10.10

Independent Director Contract, dated October 5, 2010, by and between the Company and Henry Ngan [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.11

Independent Director Contract, dated October 5, 2010, by and between the Company and Virginia P’an [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.12

Independent Director Contract, dated October 5, 2010, by and between the Company and Jianbing Zhong [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.13

Indemnification Agreement, dated October 5, 2010, by and between the Company and Henry Ngan [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.14

Indemnification Agreement, dated October 5, 2010, by and between the Company and Virginia P’an [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.15

Indemnification Agreement, dated October 5, 2010, by and between the Company and Jianbing Zhong [Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.16

Restricted Shares Grant Agreements, dated October 5, 2010, by and between the Company and Henry Ngan [Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.17

Restricted Shares Grant Agreements, dated October 5, 2010, by and between the Company and Virginia P’an [Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.18

Restricted Shares Grant Agreements, dated October 5, 2010, by and between the Company and Jianbing Zhong [Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.19

Indemnification Agreement, dated October 5, 2010, by and between the Company and Robert Tick [Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.20

English Translation of Equity Transfer Agreement, by and between New Resources and the Founders, dated October 22, 2010 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2010].

10.21

English Translation of Technical Service Agreement, by and between Harbin Baixin and Heilongjiang Shuaiyi, dated October 22, 2010 [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 28, 2010].

10.22

English Translation of Exclusive Purchase Option Agreement, by and among Harbin Baixin, the Founders and Heilongjiang Shuaiyi, dated October 22, 2010. [Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 28, 2010].

10.23

English Translation of Voting Rights Proxy Agreement, by and among Harbin Baixin, the Founders and Heilongjiang Shuaiyi, dated October 22, 2010 [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 28, 2010].

Exhibit No.	Description
10.24

English Translation of Equity Pledge Agreement, by and among Harbin Baixin, the Founders and Heilongjiang Shuaiyi, dated October 22, 2010 [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 28, 2010].

10.25

Independent Director Contract, dated January 24, 2011, by and between the Company and Joshua Kurtzig [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2011].

10.26

Indemnification Agreement, dated January 24, 2011, by and between the Company and Joshua Kurtzig [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 28, 2011].

10.27

Restricted Shares Grant Agreement, dated January 24, 2011, by and between the Company and Joshua Kurtzig [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 28, 2011].

10.28

Amendment No. 1 to the Employment Agreement, dated January 24, 2011, by and between the Company and Robert Tick [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 28, 2011].

10.29

Lease Agreement, dated May 1, 2010, between Qingling Zhang and Xinjun Li (English Translation) [Incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed on March 29, 2011].

10.30

Labor Agreement (English Translation) between Heilongjiang Shuaiyi New Energy Development Co., Ltd. and Lianyun Han, dated December 7, 2009 [Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed on March 29, 2011].

10.31

Labor Agreement (English Translation) between Daqing Shuaiyi Biotech Co., Ltd. and Lianyun Han, dated December 7, 2009 [Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed on March 29, 2011].

10.32

Asset Transfer Agreement, by and between Heilongjiang Shuaiyi New Energy Development Co., Ltd. and Lianyun Han, dated April 15, 2011 [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011].

10.33

Restricted Shares Grant Agreement, dated August 11, 2011, by and between the Company and Joshua Kurtzig [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2011].

10.34

Amendment No. 1 to the Securities Purchase Agreement, dated August 24, 2011, by and between the Company and ARC China Investment Funds [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2011].

10.35

Lock-up Agreement, dated August 24, 2011, by and between the Company and ARC China Investment Funds [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 25, 2011].

10.36

Independent Director Contract, dated November 26, 2012, by and between the Company and Mr. Fearon. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 29, 2012].

10.37

Indemnification Agreement, dated November 26, 2012, by and between the Company and Mr. Fearon. [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 29, 2012].

10.38

Restricted Shares Grant Agreement, dated November 26, 2012, by and between the Company and Mr. Fearon. [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 29, 2012].

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

Date: March 29, 2013

NUTRASTAR INTERNATIONAL INC.

By:	/s/ Lianyun Han
Lianyun Han
Chief Executive Officer

By:	/s/ Robert Tick
Robert Tick
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lianyun Han	Chairperson, Chief Executive Officer and President	March 29, 2013
Lianyun Han	(Principal Executive Officer)

/s/ Robert Tick	Director, Chief Financial Officer and Treasurer	March 29, 2013
Robert Tick	(Principal Financial and Accounting Officer)

/s/ Hongbin Hua	Chief Marketing Officer	March 29, 2013
Hongbin Hua

/s/ Chunming Zhang	Director	March 29, 2013
Chunming Zhang

/s/ Henry Ngan	Director	March 29, 2013
Henry Ngan

/s/ Virginia P’an	Director	March 29, 2013
Virginia P’an

/s/ Jianbing Zhong	Director	March 29, 2013
Jianbing Zhong

/s/ Richard E. Fearon, Jr.	Director	March 29, 2013
Richard E. Fearon, Jr.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Nutrastar International Inc.

We have audited the accompanying consolidated balance sheets of Nutrastar International Inc. (“Company”) and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2, the consolidated financial statements were prepared in accordance with Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities.

/s/ Crowe Horwath (HK) CPA Limited
Hong Kong, China
March 29, 2013

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$75,526,533	$54,556,329
Restricted cash	-	4,170
Accounts receivable	81,497	82,516
Inventories	965,251	898,871
Prepayments and other receivables	1,321,726	1,194,466
Total current assets	77,895,007	56,736,352
OTHER ASSETS
Intangible assets, net	1,552,022	2,024,593
Property, plant and equipment, net	15,991,060	12,395,567
Construction in process	-	5,271,609

Total assets	$95,438,089	$76,428,121
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$6,339
Other payables and accruals	1,481,198	1,064,045
Taxes payable	2,981,136	2,585,738
Due to a related party	150,036	80,648
Preferred stock dividend payable	528,528	529,851
Warrants liabilities	173	144,411
Total current liabilities	5,141,071	4,411,032
Total liabilities	5,141,071	4,411,032
COMMITMENTS AND CONTINGENCIES (Note 19)
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, (1,000,000 shares authorized, 113,010 shares and 147,820 shares issued and outstanding, respectively; aggregate liquidation preference amount: $3,164,280 and $4,138,960, plus accrued but unpaid dividend of $528,528 and $529,851, at December 31, 2012 and 2011, respectively	2,577,324	3,371,206

Common stock, $0.001 par value, 190,000,000 shares authorized, 15,907,381 shares issued and 15,863,826 shares outstanding at December 31, 2012; 14,962,631 shares issued and 14,957,970 shares outstanding at December 31, 2011	15,908	14,963

Additional paid-in capital	19,029,586	17,180,280
Statutory reserves	4,960,023	3,076,552
Treasury stock, at cost, 43,555 shares and 4,661 shares as of December 31, 2012 and December 31,2011, respectively	(78,767)	(9,553)
Retained earnings	58,325,932	43,167,074
Accumulated other comprehensive income	5,467,012	5,216,567
Total stockholders' equity	90,297,018	72,017,089

Total liabilities and stockholders' equity	$95,438,089	$76,428,121

See accompanying notes to consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLARS)

	Year Ended December 31,
	2012	2011
REVENUE	$36,771,176	$34,205,954
Cost of goods sold	(8,742,166)	(8,246,853)
GROSS PROFIT	28,029,010	25,959,101
Selling expenses	(1,658,956)	(1,640,796)
General and administrative expenses	(3,102,070)	(2,843,298)
Income from operations	23,267,984	21,475,007
Other income (expenses):
Interest income	255,918	193,742
Foreign exchange differences	5,610	60, 988
Change in fair value of warrants	144,238	1,053,862
Other income	7,921	-
Total other income (expenses)	413,687	1,308,592
Income before income taxes	23,681,671	22,783,599
Provision for income taxes	(6,438,960)	(5,800,632)
NET INCOME	17,242,711	16,982,967
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	250,445	2,956,953
COMPREHENSIVE INCOME	$17,493,156	$19,939,920
Earnings per share
Basic	$1.10	$1.12
Diluted	$1.04	$1.04
Weighted average number of shares outstanding
Basic	15,453,656	14,784,564
Diluted	16,600,053	16,339,999

See accompanying notes to consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLARS)

									Accumulated
	Preferred Stock		Common Stock Outstanding		Additional				Other
	Number		Number		Paid-in	Treasury	Statutory	Retained	Comprehensive
	of Shares	Amount	of Shares	Amount	Capital	Stock	Reserves	Earnings	Income	Total

Balance at January 1, 2011	197,706	$4,508,914	14,332,731	$14,333	$15,541,207	$-	$1,348,071	$28,326,896	$2,259,614	$51,999,035

Net income	-	-	-	-	-	-	-	16,982,967	-	16,982,967
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	2,956,953	2,956,953
Preferred stock converted into common stock	(49,886)	(1,137,708)	498,860	498	1,137,210	-	-	-	-
Preferred stock dividend converted into common stock	-	-	23,540	24	65,614	-	-	-	-	65,638
Preferred stock dividend	-	-	-	-	-	-	-	(414,308)	-	(414,308)
Appropriation of statutory reserves	-	-	-	-		-	1,728,481	(1,728,481)	-
Restricted stock unit vesting	-	-	107,500	108	(108)	-	-	-	-
Share-based payment	-	-	-	-	394,207	-			-	394,207
Repurchase of common stock	-	-	(4,661)	-		(9,553)	-	-	-	(9,553)
Issuance of restricted shares to IR	-	-			42,150	-	-	-	-	42,150

Balance at December 31, 2011	147,820	$3,371,206	14,957,970	$14,963	$17,180,280	$(9,553)	3,076,552	$43,167,074	$5,216,567	$72,017,089

Net income	-	-	-	-	-	-	-	17,242,711	-	17,242,711
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	250,445	250,445
Preferred stock converted into common stock	(34,810)	(793,882)	348,100	348	793,534	-	-	-	-	-
Preferred stock dividend converted into common stock	-	-	34,150	34	201,671	-	-	-	-	201,705
Preferred stock dividend	-	-	-	-	-	-	-	(200,382)	-	(200,382)
Appropriation of statutory reserves	-	-		-	-	-	1,883,471	(1,883,471)	-	-
Restricted stock unit vesting	-	-	562,500	563	(563)	-	-	-	-	-

Share-based payment	-	-		-	809,664	-	-	-	-	809,664

Repurchase of common stock	-	-	(38,894)	-	-	(69,214)	-	-	-	(69,214)
Issuance of restricted shares to IR	-	-		-	45,000	-	-	-	-	45,000

At December 31, 2012	113,010	$2,577,324	15,863,826	$15,908	$19,029,586	$(78,767)	$4,960,023	$58,325,932	$5,467,012	$90,297,018

See accompanying notes to consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)

	Year Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,242,711	$16,982,967
Adjustments to reconcile net income to cash provided by operating activities:
Change in fair value of warrants	(144,238)	(1,053,862)
IR warrant and restricted stock expense	45,000	79,415
Depreciation and amortization	1,235,468	1,142,635
Loss on disposal of property and equipment	76,219	-
Share-based compensation expense	809,664	394,207
(Increase) decrease in assets:
Accounts receivable	1,216	187, 353
Inventories	(63,903)	12,885
Prepayments and other receivables	(123,802)	(912,759)
Increase (decrease) in liabilities:
Accounts payable	(6,327)	(122,853)
Other payables and accruals	412,785	277,540
Taxes payable	387,399	1,808,330
Net cash provided by operating activities	19,872,192	18,795,858

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(315,257)	(7,613,286)
Proceeds from disposal of fixed assets	-	209,177
Refund of payments for building construction	1,267,327	-
Net cash provided by (used in) investing activities	952,070	(7,404,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	(69,214)	(9,553)
Decrease in restricted cash	4,170	188,905
Advance from a related party	64,829	29,309
Net cash (used in) provided by financing activities	(215)	208,661

Foreign currency translation adjustment	146,157	2,197,071

INCREASE IN CASH AND CASH EQUIVALENTS	20,970,204	13,797,481
CASH AND CASH EQUIVALENTS, at the beginning of the year	54,556,329	40,758,848

CASH AND CASH EQUIVALENTS, at the end of the year	$75,526,533	$54,556,329

NON-CASH TRANSACTIONS
Preferred stock and dividend converted into common stock	$995,587	$1,203,346
Preferred stock dividend payable	200,382	414,308
Share-based payment to officers and directors under equity incentive plan	809,664	394,207
Share-based payment – IR warrants and restricted shares	45,000	42,150
SUPPLEMENTAL DISCLOSURE INFORMATION
Income taxes paid	$6,179,713	$4,210,323

See accompanying notes to consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

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
For the Years Ended December 31, 2012 and 2011

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

As of December 31, 2012, details of the subsidiaries and affiliates of the Company are as follows:

			Percentage
	Domicile and date		of effective
Names	of incorporation	Paid-up capital	ownership	Principal activities

Subsidiaries

New Zealand WAYNE’S New Resources Development Co., Ltd (“New Resources”)	British Virgin Islands, March 13, 2008	$50,000	100%	Holding company of the other subsidiaries

Oriental Global Holdings Limited (“Oriental Global”)	Hong Kong, May 28, 2010	HK$1	100%	Holding company of Harbin Baixin

Harbin Baixin Biotech Development Co., Ltd (“Harbin Baixin”)	People’s Republic of China (“PRC”), July 13, 2010	$3,000,000	100%	Cordyceps Militaris (aka Chinese Golden Grass) cultivation technology research and development, services and Cordyceps Militaris products wholesale

VIEs

Heilongjiang Shuaiyi New Energy Development Co., Ltd (“Heilongjiang Shuaiyi”)	PRC, July 11, 2006	RMB60,000,000	100%	Principally engaged in investment and property holding

Daqing Shuaiyi Biotech Co. Ltd. (“Daqing Shuaiyi”)	PRC, August 8, 2005	RMB50,000,000	100%	Growing and sales of Cordyceps Militaris, which is widely used for Chinese medicine, and functional health beverages

Harbin Shuaiyi Green and Specialty Food Trading LLC. (“Harbin Shuaiyi”)	PRC, May 18, 2001	RMB1,500,000	100%	Sales of organic and specialty food products

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

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

Use of estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the years ended December 31, 2012 and 2011 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments and warrants granted.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

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
For the Years Ended December 31, 2012 and 2011

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
For the Years Ended December 31, 2012 and 2011

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

Research and development costs
Research and development costs are expensed as incurred, and are charged to general and administrative expenses. Research and development costs were $ 168,746 and $186,958 for the years ended December 31, 2012 and 2011, respectively.

Advertising costs
The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were $10,240 and $129,030 for the years ended December 31, 2012 and 2011, respectively.

Shipping and handling costs
Substantially all costs of shipping and handling of products to customers are included in selling expense. Shipping and handling costs for the years ended December 31, 2012 and 2011 were insignificant.

Comprehensive income
FASB ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes foreign currency translation adjustments.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	December 31, 2012	December 31, 2011
Balance sheet items, except for equity accounts	US$1=RMB6.2855	US$1=RMB6.3009
Items in the statements of income and cash flows	US$1=RMB6.3125	US$1=RMB6.4588

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

The Company believes that during the years ended December 31, 2012 and 2011, it operated in three business segments –growing and sales of Cordyceps Militaris, which is widely used for Chinese medicine, manufacturing and sale of functional health beverages featuring the Cordyceps Militaris as a core ingredient, and sales of organic and specialty products. The manufacturing and sale of Cordyceps Militaris functional health beverages was launched in the fourth quarter of 2010.

Throughout the years ended December 31, 2012 and 2011, all of the Company’s operations were carried out in one geographical segment - China.

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
For the Years Ended December 31, 2012 and 2011

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

In July 2012, the FASB issued ASU No.2012-02 Intangibles — Goodwill and Other (Topic 350): The amendments in this update will allow an entity to first asses s qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of the provisions in this update is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220): The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	December 31, 2012

Liabilities:
Derivative instruments – Warrants	$—	$173	$—	$173
Total	$—	$173	$—	$173

	Fair Value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	December 31, 2011

Liabilities:
Derivative instruments – Warrants	$—	$144,411	$—	$144,411
Total	$—	$144,411	$—	$144,411

The carrying values of cash and cash equivalents, trade and other receivables and payables approximate their fair values due to the short maturities of these instruments.

There was no asset or liability measured at fair value on a non-recurring basis as of December 31, 2012 and 2011.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

NOTE 3	FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (CONTINUED)

For stock-based derivative financial instruments, the Company uses Monte-Carlo simulation methods to value the derivative instruments at inception and on subsequent valuation dates using the following assumptions;-

	December 31,	December 31,
	2012	2011
Series C Warrants to investors and placement agent (issued on June 7, 2010)
Market price of common stock:	$1.23	$2.00
Exercise price:	$3.40	$3.40
Remaining contractual life (years):	0.43	1.43
Dividend yield:	-	-
Expected volatility:	50.033%	48.21%
Risk-free interest rate:	0.039%	0.16%
Fair value – Series C Warrants to investors and placement agent (issued on June 7, 2010)	$88	$89,040

Series C Warrants to investors and placement agent (issued on June 28, 2010)
Market price of common stock:	$1.23	$2.00
Exercise price:	$3.40	$3.40
Remaining contractual life (years):	0.49	1.49
Dividend yield:	-	-
Expected volatility:	48.518%	48.35%
Risk-free interest rate:	0.109%	0.169%
Fair value – Series C Warrants to investors and placement agent (issued on June 28, 2010)	$85	$55,371

Total	$173	$144,411

NOTE 4	RESTRICTED CASH

As of December 31, 2011, $4,170 in total was held in escrow according to the agreements in connection with the private placements consummated in June 2010. The remaining escrow funds were released as of December 31, 2012. Restricted cash consisted of the following:

	December 31,	December 31,
	2012	2011

Restricted cash - compensation for Chief Financial Officer	$-	$4,170

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

NOTE 5	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	December 31,
	2012	2011

Accounts receivable	$81,497	$82,516
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$81,497	$82,516

No allowance was deemed necessary as of December 31, 2012 and 2011.

NOTE 6	INVENTORIES

Inventories by major categories are summarized as follows:

	December 31,
	2012	2011

Raw materials	$321,207	$288,003
Work in progress	397,991	394,029
Finished goods	246,053	216,839

Total	$965,251	$898,871

NOTE 7	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	December 31,
	2012	2011

Prepayments for raw material purchasing	$1,310,112	$1,182,880
Other receivables, net of $nil allowance	11,614	11,586

	$1,321,726	$1,194,466

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

NOTE 8	INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	December 31,
	2012	2011

Computer software, cost	$1,580	$1,576
Exclusive right to use a secret process, cost	4,774,807	4,763,137
Less: Accumulated amortization	(3,224,365)	(2,740,120)

	$1,552,022	$2,024,593

In April 2006, the Company purchased from a third party a ten-year exclusive right to use a secret process and method in the cultivation and growing of Cordyceps Militaris, which is widely used for traditional Chinese medicine, for a cash consideration of RMB30,000,000, payable over five years. The exclusive right is amortized over its term of ten years using the straight-line method.

Amortization expense was $475,489 and $464,719 for the years ended December 31, 2012 and 2011, respectively. The estimated expense of the intangible assets over each of the next four years will be:

Fiscal 2013	$477,532
Fiscal 2014	477,532
Fiscal 2015	477,532
Fiscal 2016	119,426

$1,552,022

NOTE 9	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31,
	2012	2011
Cost:
Buildings	$19,189,999	$14,901,670
Office equipment	28,337	28,267
Machinery	133,680	133,353
Motor vehicles	115,668	115,386
Total cost	19,467,684	15,178,676
Less: Accumulated depreciation	(3,476,624)	(2,783,109)
Net book value	$15,991,060	$12,395,567

During the year ended 2012, 250 greenhouses and 200 cold studios with a total cost amount of $4,004,282 were completed and transferred to property, plant and equipment. Pursuant to the terms of the 500 cold studios construction contract, the Company’s VIE entity paid RMB 10,000,000 (approximately $1,586,000) as deposits to the contractor. During the initial quality inspection process, there were 35 cold studios that failed the quality test which since has been repaired and ready to use. Due to such a high failure rate, the original contract was renegotiated on June 1, 2012 and both parties agreed to stop the construction of the remaining 400 cold studios and refund the deposits in the amount of RMB 8,000,000 (approximately 1,267,327) to the Company’s VIE entity as of December 31, 2012.

Depreciation expense for the years ended December 31, 2012 and 2011 was $759,979 and $677,916, respectively.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

NOTE 10	CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:

	December 31,
	2012	2011
Construction of:
Buildings (green houses)	$-	$5,271,609
	$-	$5,271,609

NOTE 11	OTHER PAYABLES, ACCRUALS AND TAXES PAYABLE

Other payables and accruals consisted of the following:

	December 31,
	2012	2011
Accrued staff costs	$1,427,792	$953,605
Other payables	53,406	110,440
	$1,481,198	$1,064,045

Taxes payable consisted of the following:

	December 31,
	2012	2011
Value added tax	$756,525	$661,618
Income tax	2,120,116	1,855,126
Others	104,495	68,994
	$2,981,136	$2,585,738

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

NOTE 12	STOCKHOLDERS’ EQUITY

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

During the year ended December 31, 2012, the Company repurchased 38,894 shares of its common stock under the Repurchase Program at a weighted-average price of $1.78 per share for an aggregate purchase cost of $69,214.. The Company repurchased 4,661 shares of its common stock under the Repurchase Program at a weighted-average price of $2.05 per share for an aggregate purchase cost of $9,553 for the year ended December 31, 2011.The Repurchase Program expired on August 24, 2012.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

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

The following table sets out the allocation of the proceeds from the Private Placement:

Proceeds of the private placement on June 7, 2010	$3,524,342
Allocation of proceeds to Series C Warrants to investors	(718,698)
Allocation of proceeds to beneficial conversion feature	(1,143,198)
Amortization of discount resulting from the accounting for a beneficial conversion feature	1,143,198
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	2,805,644
Preferred stock converted into common stock	(85,546)
Convertible Series A Preferred Stock at December 31, 2011	2,720,098
Preferred stock converted into common stock	(689,392)
Convertible Series A Preferred Stock at December 31, 2012	$2,030,706

Proceeds of the private placement on June 28, 2010	$2,121,938
Allocation of proceeds to Series C Warrants to investors	(418,668)
Allocation of proceeds to beneficial conversion feature	(644,532)
Amortization of discount resulting from the accounting for a beneficial conversion feature	644,532
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	1,703,270
Preferred stock converted into common stock	(1,052,162)
Convertible Series A Preferred Stock at December 31, 2011	651,108
Preferred stock converted into common stock	(104,490)
Convertible Series A Preferred Stock at December 31, 2012	$546,618

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

NOTE 12	STOCKHOLDERS’ EQUITY (CONTINUED)

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
For the Years Ended December 31, 2012 and 2011

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
For the Years Ended December 31, 2012 and 2011

NOTE 12	STOCKHOLDERS’ EQUITY (CONTINUED)

Accounting for Series A Preferred Stock (continued)

During the years ended December 31, 2012 and 2011, 34,810 shares and 49,886, respectively, of Series A Preferred Stock were converted into 348,100 shares and 498,860 shares of common stock, respectively, at a 1 for 10 ratio. In addition, during the year ended December 31, 2012 and 2011, 34,150 shares and 23,540 shares of common stock were issued to the investors as settlement of stock dividends of $ 201,705 and $65,638, respectively.

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

Accounting for Series A, Series B and Series C Warrants

Series A and Series B Warrants issued to certain investors on December 17, 2009 to purchase 500,000 shares of the Company’s common stock had a term of three years and exercise prices of $3.25 and $4.00 per share, respectively. These warrants contain standard anti-dilution provisions for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction. Because these warrants do not contain any contingent exercise provisions and their settlement amount will equal the difference between the fair value of a fixed number of the Company’s equity shares and a fixed strike price, these warrants, which are freestanding instruments, qualify for the scope exception under the guidance provided in ASC 815-40-15-5 through 815-40-15-8, and are considered indexed to the Company’s own stock. Accordingly, Series A and Series B Warrants have been classified as equity. Series A and Series B Warrants expired on December 16, 2012.

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
For the Years Ended December 31, 2012 and 2011

NOTE 12	STOCKHOLDERS’ EQUITY (CONTINUED)

Accounting for Series A, Series B and Series C Warrants (continued)

As of December 31, 2012, the fair value of these outstanding Series C Warrants was determined to be $173, accordingly, the Company recorded ($144,238) and ($1,053,862) in other income related to the change in the fair value of the Series C Warrants during the years ended December 31, 2012 and 2011, respectively.; There is no cash flow impact for the warrant liability until the Series C Warrants are exercised.

The following table presents a reconciliation of the warrant liabilities measured at fair value on a recurring basis using Level 2 from January 1, 2011to December 31, 2012:

Warrant liabilities
Balance at January 1, 2011	$1,198,273
Change in fair value included in earnings	(1,053,862)
Balance at December 31, 2011	144,411
Change in fair value included in earnings	(144,238)
Balance at December 31, 2012	$173

IR Warrants

On May 27, 2010, the Company entered into an investor relations agreement with a consultant in which the consultant would provide certain consulting services to the Company for a term of one year. In exchange for the consulting services provided, the consultant should receive (i) a cash fee of $100,000 and (ii) 100,000 warrants (the “IR Warrants”) at an exercise price of $3.80 and a term of three years from issuance date. The above 100,000 IR Warrants were issued on July 1, 2010. The grant date fair value of these IR warrants was estimated at $89,435 using Black-Scholes valuation model and $nil and $37,265 were charged as general and administrative expenses during the years ended December 31, 2012 and 2011, respectively.

Warrants issued and outstanding at December 31, 2012, and changes during the two years then ended, are as follows:

		Weighted	Average
	Number of	Average	Remaining
	underlying	Exercise	Contractual Life
	shares	Price	(years)
Balance, January 1, 2011	1,588,501	$3.50	2.29
Granted
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2011	1,588,501	$3.50	1.29
Granted	-	-	-
Forfeited	500,000	$3.63	-
Exercised	-	-
Outstanding at December 31, 2012	1,088,501	$3.44	0.45

Exercisable at December 31, 2012	1,088,501	$3.44	0.45

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

NOTE 13	STATUTORY RESERVES

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

The Company was authorized to issue an aggregate of 2,500,000 shares of its common stock under the 2009 Equity Incentive Plan (“Plan”) as equity awards of incentive stock options, non-statutory stock options, restricted stock, and other equity incentives to employees, officers, directors and consultants. The Plan expires in 2019 and as of December 31, 2012, there were 1,055,000 shares of common stock available for grant pursuant to the Plan.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

NOTE 14	SHARE-BASED COMPENSATION (CONTINUED)

Stock options granted to Management (continued)

Summary of options issued and outstanding at December 31, 2012 and the movements during the two years then ended are as follows:

Weighted-
	Number of	Average	Aggregate	Weighted- Average
	Underlying	Exercise Price	Intrinsic	Contractual Life
	Shares	Per Share	Value (1)	Remaining in Years

Outstanding at January 1, 2011	150,000	$3.50	$-	3.25
Granted			-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited			-
Outstanding at December 31, 2011	150,000	$3.50	$-	3.25
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2012	150,000	$3.50	$-	2.25
Exercisable at December 31, 2012	150,000	$3.50	$-	2.25

(1)	The market value of the Company’s common stock at December 31, 2012 was $1.23. The outstanding options to Mr. Tick had no intrinsic value at December 31, 2012.

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Also in accordance with ASC Topic 718, incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. Accordingly, the Company recognized compensation expense of $88,251 and $69,903 in relation to the options granted to Mr. Tick for the two years ended December 31, 2012 and 2011, respectively.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

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

On November 26, 2012, the Company also entered into a restricted shares grant agreement (the "Restricted Shares Grant Agreement") under the Company’s 2009 Equity Incentive Plan with Mr. Tick. Pursuant to the terms of the Restricted Shares Grant Agreement, the Company granted to Mr. Tick 20,000 restricted shares (the “Restricted Shares”) of the Company’s common stock subject to the vesting schedule therein. If Mr. Tick’s service with the Company ceases for any reason other than Mr. Tick’s (a) death, (b) disability, (c) retirement, or (d) termination by the Company without cause, any unvested restricted shares will be automatically forfeited to the Company. The Restricted Shares vested immediately upon grant, on November 26, 2012.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

NOTE 14	SHARE-BASED COMPENSATION (CONTINUED)

Restricted shares granted to Management

Accordingly, the Company recognized compensation expense of $172,583 and $155,000, related to the restricted shares granted to Mr. Tick for the years ended December 31, 2012 and 2011, respectively, based on the estimated grant-date fair value of the Company’s common stock of $1.15 on November 26, 2012 and $3.00 on July 16, 2010.

Restricted shares granted to Employees

On November 12, 2012, the Company also entered into nine restricted shares grant agreements (the "Restricted Shares Grant Agreement") under the Company’s 2009 Equity Incentive Plan with nine employees. Pursuant to the terms of the Restricted Shares Grant Agreements, the Company granted to these employees a total of 360,000 restricted shares (the “Restricted Shares”) of the Company’s common stock subject to the vesting schedule therein. If these employees’ service with the Company ceases for any reason other than these employees’ (a) death, (b) disability, (c) retirement, or (d) termination by the Company without cause, any unvested restricted shares will be automatically forfeited to the Company. The Restricted Shares vested immediately upon grant, on November 12, 2012.

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

Accordingly, the Company recognized compensation expense of $414,000 and nil, related to the restricted shares granted to these employees for the years ended December 31, 2012 and 2011, respectively, based on the estimated grant-date fair value of the Company’s common stock of $1.15.

Restricted shares granted to independent directors

On October 5, 2010, the Company entered into separate restricted shares grant agreements with the Company’s newly elected independent directors Mr. Henry Ngan, Ms. Virginia P’an and Mr. Jianbing Zhong. Pursuant to the agreements, the Company granted, under the Company’s 2009 Equity Incentive Plan, to Mr. Ngan 40,000 restricted shares of the Company’s common stock, Ms. P’an 30,000 restricted shares and Mr. Zhong 20,000 restricted shares, as compensation for the services to be provided by them as independent directors.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

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

On November 26, 2012, the Company entered into separate restricted shares grant agreements with the Company’s independent directors Mr. Henry Ngan, Ms. Virginia P’an, Mr. Jianbing Zhong and Mr. Richard E. Fearon, Jr. Pursuant to the agreements, the Company granted, under the Company’s 2009 Equity Incentive Plan, to Mr. Ngan 30,000 restricted shares of the Company’s common stock, Ms. P’an 30,000 restricted shares, Mr. Zhong 20,000 restricted shares and to Mr. Fearon 20,000 restricted shares, as compensation for the services to be provided by them as independent directors.

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

Accordingly, the Company recognized a total compensation expense of $134,830 and $169,304 related to the restricted shares granted to the directors for the years ended December 31, 2012 and 2011, respectively, based on the estimated grant-date fair values of the Company’s common stock of $2.98 on October 5, 2010, $3.28 on January 24, 2011 and $2.41 on August 11, 2011 and $1.15 on November 26, 2012.

Restricted shares granted to consultant

On May 25, 2011, the Company entered into an investor relations agreement with a consultant in which the consultant would provide certain consulting services to the Company for a term of one year. In exchange for the consulting services provided, the consultant should receive 15,000 restricted shares, 7,500 of which shall vest on June 1, 2011 and 7,500 shall vest on December 1, 2011. The Company recognized a total compensation expense of nil and $42,150 related to the restricted shares granted to the consultant during the years ended December 31, 2012 and 2011, respectively, based on the estimated grant-date fair values of the Company’s common stock of $2.81 on May 25, 2011.

On August 1, 2012, the Company entered into an investor relations agreement with a consultant in which the consultant would provide certain consulting services to the Company for a term of one year. In exchange for the consulting services provided, the Company agreed to issue an aggregate of 35,000 restricted shares, among which, 25,000 shares were issued on October 9, 2012 and 10,000 shares were issued on December 3, 2012. The Company recognized total compensation expense of $45,000 and $nil related to the restricted shares granted to the consultant during the years ended December 31, 2012 and 2011, respectively, based on the grant-date fair values of the Company’s common stock of $1.30 on October 9, 2012 and $1.25 on December 3, 2012.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

NOTE 15	INCOME TAXES (CONTINUED)

All the subsidiaries and VIEs are subject to an EIT rate of 25% for the years ended December 31, 2012 and 2011. No provision for PRC taxes was made for Heilongjiang Shuaiyi and Harbin Baixin which had no taxable income in the PRC.

No provision for other overseas taxes is made as none of Nutrastar, New Resources and Oriental Global has any taxable income in the U.S., British Virgin Islands or Hong Kong, respectively.

The Company’s income tax expense consisted of:

	Year ended December 31,
	2012	2011

Current income tax – PRC	$6,438,960	$5,800,632
Deferred	-	-

	$6,438,960	$5,800,632

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2012	2011

Pre-tax income	$23,681,671	$22,783,599

U.S. federal corporate income tax rate	34%	34%
Income tax computed at U.S. federal corporate income tax rate	8,051,768	7,746,424
Reconciling items:
Loss not recognized as deferred tax assets	513,618	257,333
Change in fair value of warrants	(49,041)	(358,313)
Rate differential for PRC earnings	(2,254,288)	(2,065,971)
Non-deductible expenses and non-reportable income	176,903	221,159
Effective tax expense	$6,438,960	$5,800,632

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

NOTE 15	INCOME TAXES (CONTINUED)

The Company had deferred tax assets as follows:

	December 31,	December 31,
	2012	2011

Net operating losses carried forward	$1,300,492	$786,873
Less: Valuation allowance	(1,300,492)	(786,873)

Net deferred tax assets	$-	$-

As of December 31, 2012 and 2011, Nutrastar had $3,824,976 and $2,314,333, respectively, of net operating loss carryforwards available to reduce future taxable income which will expire in various years through 2030. Management believes it is more-likely-than-not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of December 31, 2012 and 2011, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended December 31, 2012 and 2011, and no provision for interest and penalties is deemed necessary as of December 31, 2012 and 2011.

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

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the two years presented:

	Years ended December 31,
	2012	2011
Income available to common stockholders:
- Net income	$17,242,711	$16,982,967
Less: Preferred stock dividend	(200,382)	(414,308)
Income available to common stockholders (Basic)	$17,042,329	$16,568,659
Add: Preferred stock dividend	200,382	414,308
Income available to common shareholders (Diluted)	$17,242,711	$16,982,967

Weighted average number of shares:
- Basic	15,453,656	14,784,564
- Effect of dilutive Preferred stock	1,143,101	1,552,339
- Effect of dilutive restricted stock units	3,296	3,096
- Diluted	16,600,053	16,339,999

Net income per share
- Basic	$1.10	$1.12
- Diluted	$1.04	$1.04

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

NOTE 16	EARNINGS PER SHARE (CONTINUED)

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding to assume the issuance of all dilutive potential common shares upon conversion.

The diluted earnings per share calculation for the year ended December 31, 2012 did not include the warrants, management options and restricted shares to purchase up to 1,088,501 shares, 150,000 shares and 25,000 shares of common stock, respectively, because their effect was anti-dilutive.

The diluted earnings per share calculation for the year ended December 31, 2011 did not include the warrants, management options and restricted shares to purchase up to 1,588,501 shares, 150,000 shares and 156,250 shares of common stock, respectively, because their effect was anti-dilutive.

NOTE 17	RELATED PARTY TRANSACTIONS

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:-

(a)	Due to related parties

	December 31,	December 31,
	2012	2011

Due to Ms. Lianyun Han, Chairperson, CEO and President of the Company	$150,036	$80,648

The amount due to Ms. Han was non-interest bearing, unsecured and without a fixed repayment date.

(b)	Lease of land

For the years ended December 31, 2012 and 2011, the Company paid rental expense of $ 57,267 and $55,970, respectively, for the land leased from Heilongjiang Shuaiyi Technology Development Co., Ltd. (“Shuaiyi Technology”). Shuaiyi Technology and the Company are under common control and management.

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
For the Years Ended December 31, 2012 and 2011

NOTE 18	CONCENTRATION RISK

(a)	Concentration of credit risk

As of December 31, 2012 and 2011, almost all of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

1)For the years ended December 31, 2012 and 2011, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of December 31, 2012 and 2011 also arose in the PRC.

The following individual customer accounted for 10% or more of the Group’s revenues for the years ended December 31, 2012 and 2011:

	2012	2011
Lai En Century Co. Ltd	24%	26%

Individual customer amounts receivable that represented 10% or more of total accounts receivable as of December 31, 2012 and 2011 were as follows:

	Percentage of accounts receivable as of
	December 31,	December 31,
	2012	2011
Great Northern Wilderness Grain and Oil Warehouse Market	59%	56%
Shandong Jinan Qing Jie Company	17%	-%
Gongda Group Property Management Company(zhong yang hong supermarket)	13%	-%
Harbin Te Anna pharmaceutical companies Jilin branch	11%	-%
Tianjin GuangFeng pharmacy	-%	16%
Shenzhen South Ocean Gift Trade Co., LTD	-%	14%
Shandong Province, Linyi City HongYun Commodity	-%	14%

2)For the years ended December 31, 2012 and 2011, all of the Company’s purchases arose in the PRC. In addition, all accounts payable as of December 31, 2012 and 2011 also arose in the PRC.

The following suppliers accounted for 10% or more of the Group’s procurement for the years ended December 31, 2012 and 2011:

	2012	2011
Heilongjiang Xianfeng Agricultural Materials Trading Co., Ltd	30%	38%
Harbin Reservation During The Oil Co., Ltd.	24%	35%

No any individual supplier accounted for 10% or more of total accounts payable as of December 31, 2012 and 2011.

(b)	Concentration of operating risk

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
For the Years Ended December 31, 2012 and 2011

NOTE 19	COMMITMENTS AND CONTINGENCIES

(a)	Operating leases

The Company has entered into tenancy agreements for the leases of an exhibition hall and land with a third party and a related company, Shuaiyi Technology (see 17(b)), respectively, for the purposes of the operation of its VIEs. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of December 31, 2012 are as follows:

Year ending December 31,	Related Parties	Non-related Parties	Total
2013	$57,513	$52,104	$109,617
2014	57,513	-	57,513
2015	57,513	-	57,513
2016	57,513	-	57,513
2017	57,513	-	57,513
Thereafter	742,185	-	742,185

Total	$1,029,750	$52,104	$1,081,854

During the years ended December 31, 2012 and 2011, rental expenses under operating leases amounted to $139,710 and $120,520, respectively.

(b)	Capital commitments – contracted but not provided for:

	December 31,	December 31,
	2012	2011
Acquisition or construction of buildings - within one year	$-	$7,935,374

(c)	PRC employee costs

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
For the Years Ended December 31, 2012 and 2011

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

On January 24, 2011, the Company entered into an indemnification agreement with Mr. Joshua Kurtzig, its newly elected independent director, pursuant to which the Company agreed to indemnify Mr. Kurtzig against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent director in connection with any proceeding if the independent director acted in good faith and in the best interests of the Company. Mr. Kurtzig resigned from the Company’s Board effective November 26, 2012.

On November 26, 2012, the Company entered into an indemnification agreement with Mr. Richard E. Fearon, Jr., its newly elected independent director, pursuant to which the Company agreed to indemnify Mr. Fearon against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent director in connection with any proceeding if the independent director acted in good faith and in the best interests of the Company.

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

During the years ended December 31, 2012 and 2011, all of the Company’s operations were carried out in one geographical segment - China.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

NOTE 20	SEGMENT INFORMATION (CONTINUED)

The Company’s segment revenue and results for the years ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31, 2012
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$27,747,740	$6,910,173	$2,113,263	$-	$36,771,176

Segment income before income taxes	$22,619,716	$2,535,623	$118,334	$(1,592,002)	$23,681,671
Income before income taxes

Segment assets	$91,594,711	$66,062	$1,394,027	$2,383,289	$95,438,089

Other segment information:
Depreciation and amortization	$1,120,408	$5,413	$5,413	$104,234	$1,235,468
Expenditure for segment assets	$299,342	$-	$15,915	$-	$315,257

	Year Ended December 31, 2011
			Organic and
	Cordyceps		Specialty Food		Corporate
	Militaris	Beverages	Products		Unallocated	Consolidated

Segment revenue from external customers	$25,337,808	$6,850,213	$2,017,933	$		$34,205,954

Segment income before income taxes	$20,645,226	$2,328,833	$111,383		$(301,843)	$22,783,599

Segment assets	$66,661,261	$263,389	$6,559,080		$2,944,391	$76,428,121

Other segment information:
Depreciation and amortization	$1,063,479	$5,290	$5,292		$68,574	$1,142,635
Expenditure for segment assets	$475,469	$-	$5,138,100		$1,999,717	$7,613,286

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

NOTE 21	RESTRICTED NET ASSETS

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

As of December 31, 2012 and 2011, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any.

Condensed Balance Sheets

	As of December 31,
	2012	2011
ASSETS
Other receivables	$-	$-
Restricted cash	-	4,170
Interests in subsidiaries	90,952,289	72,801,481
Total assets	$90,952,289	$72,805,651

LIABILITIES
Current liabilities:
Warrant liabilities	$173	$144,411
Preferred stock dividend payable	528,528	529,851
Other payables and accruals	126,570	114,300
Total liabilities	655,271	788,562

Stockholders’ equity
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 113,010 and 147,820 shares issued and outstanding at December 31, 2012 and 2011, respectively	2,577,324	3,371,206
Common stock, $0.001 par value, 190,000,000 shares authorized, 15,907,381 shares issued and 15,863,826 outstanding at December 31, 2012; 14,962,631 shares issued and 14,957,970 shares outstanding at December 31, 2011	15,908	14,963
Additional paid-in capital	19,029,586	17,180,280
Treasury stock, at cost, 43,555 and 4,661 shares at December 31, 2012 and December 31,2011, respectively	(78,767)	(9,553)
Retained earnings	63,285,955	46,243,626
Accumulated other comprehensive income	5,467,012	5,216,567
Total stockholders’ equity	90,297,018	72,017,089
Total liabilities and stockholders’ equity	$90,952,289	$72,805,651

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

NOTE 21	RESTRICTED NET ASSETS (CONTINUED)

Condensed Statement of Income and Comprehensive Income
	Year ended December 31,
	2012	2011

NET REVENUE	$-	$-
Administrative expenses	(1,510,643)	(756,861)
Changes in value of warrants	144,238	1,053,862
Income tax	-	-
Equity in income of subsidiaries	18,609,116	16,685,966
Net income	$17,242,711	$16,982,967

Condensed Statement of Cash Flows
	Year ended December 31,
	2012	2011

Net cash used in operating activities	$(643,709)	$(756,861)
Net cash provided by investing activities	708,753	577,509
Net cash (used) provided by financing activities	(65,044)	179,352
Cash, beginning of year	-	-
Cash, end of year	$-	$-

EXHIBIT INDEX

Exhibit No.	Description
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

3.4	Amended and Restated Bylaws, adopted October 5, 2010 [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 8, 2010].
4.1	Form of Series C Warrant [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 3, 2010].
4.2	Form of Series D Warrant [Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on August 11, 2010].
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

10.4	2009 Equity Incentive Plan(as amended on July 23, 2012) [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2012].
10.5

Form of Securities Purchase Agreement, dated May 27, 2010, by and among the Company and the investors named therein [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2010].

10.6

Escrow Agreement, by and among the Company, ARC China, Inc., Gilford Securities Incorporated, Corporate Stock Transfer, Inc. and United Western Bank, dated May 27, 2010 [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 3, 2010].

10.7	Employment Agreement, by and between the Company and Robert Tick, dated July 16, 2010 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2010].
10.8	Stock Option Agreement, by and between the Company and Robert Tick, dated July 16, 2010 [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 20, 2010].
10.9

Restricted Shares Grant Agreement, by and between the Company and Robert Tick, dated July 16, 2010 [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 20, 2010].

10.10

Independent Director Contract, dated October 5, 2010, by and between the Company and Henry Ngan [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

Exhibit No.	Description
10.11

Independent Director Contract, dated October 5, 2010, by and between the Company and Virginia P’an [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.12

Independent Director Contract, dated October 5, 2010, by and between the Company and Jianbing Zhong [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.13

Indemnification Agreement, dated October 5, 2010, by and between the Company and Henry Ngan [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.14

Indemnification Agreement, dated October 5, 2010, by and between the Company and Virginia P’an [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.15

Indemnification Agreement, dated October 5, 2010, by and between the Company and Jianbing Zhong [Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.16

Restricted Shares Grant Agreements, dated October 5, 2010, by and between the Company and Henry Ngan [Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.17

Restricted Shares Grant Agreements, dated October 5, 2010, by and between the Company and Virginia P’an [Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.18

Restricted Shares Grant Agreements, dated October 5, 2010, by and between the Company and Jianbing Zhong [Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.19

Indemnification Agreement, dated October 5, 2010, by and between the Company and Robert Tick [Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.20

English Translation of Equity Transfer Agreement, by and between New Resources and the Founders, dated October 22, 2010 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2010].

10.21

English Translation of Technical Service Agreement, by and between Harbin Baixin and Heilongjiang Shuaiyi, dated October 22, 2010 [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 28, 2010].

10.22

English Translation of Exclusive Purchase Option Agreement, by and among Harbin Baixin, the Founders and Heilongjiang Shuaiyi, dated October 22, 2010.  [Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 28, 2010].

10.23

English Translation of Voting Rights Proxy Agreement, by and among Harbin Baixin, the Founders and Heilongjiang Shuaiyi, dated October 22, 2010 [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 28, 2010].

10.24

English Translation of Equity Pledge Agreement, by and among Harbin Baixin, the Founders and Heilongjiang Shuaiyi, dated October 22, 2010 [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 28, 2010].

10.25

Independent Director Contract, dated January 24, 2011, by and between the Company and Joshua Kurtzig [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2011].

10.26

Indemnification Agreement, dated January 24, 2011, by and between the Company and Joshua Kurtzig [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 28, 2011].

Exhibit No.	Description
10.27

Restricted Shares Grant Agreement, dated January 24, 2011, by and between the Company and Joshua Kurtzig [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 28, 2011].

10.28

Amendment No. 1 to the Employment Agreement, dated January 24, 2011, by and between the Company and Robert Tick [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 28, 2011].

10.29

Lease Agreement, dated May 1, 2010, between Qingling Zhang and Xinjun Li (English Translation) [Incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed on March 29, 2011].

10.30

Labor Agreement (English Translation) between Heilongjiang Shuaiyi New Energy Development Co., Ltd. and Lianyun Han, dated December 7, 2009 [Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed on March 29, 2011].

10.31

Labor Agreement (English Translation) between Daqing Shuaiyi Biotech Co., Ltd. and Lianyun Han, dated December 7, 2009 [Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed on March 29, 2011].

10.32

Asset Transfer Agreement, by and between Heilongjiang Shuaiyi New Energy Development Co., Ltd. and Lianyun Han, dated April 15, 2011 [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011].

10.33

Restricted Shares Grant Agreement, dated August 11, 2011, by and between the Company and Joshua Kurtzig [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2011].

10.34

Amendment No. 1 to the Securities Purchase Agreement, dated August 24, 2011, by and between the Company and ARC China Investment Funds [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2011].

10.35

Lock-up Agreement, dated August 24, 2011, by and between the Company and ARC China Investment Funds [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 25, 2011].

10.36

Independent Director Contract, dated November 26, 2012, by and between the Company and Mr. Fearon. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 29, 2012].

10.37

Indemnification Agreement, dated November 26, 2012, by and between the Company and Mr. Fearon. [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 29, 2012].

10.38

Restricted Shares Grant Agreement, dated November 26, 2012, by and between the Company and Mr. Fearon. [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 29, 2012].

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