Form 10-Q
period 2013-03-31
Nutrastar International Inc.
filed 2013-05-14
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No __

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X     No __

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer[ ] Accelerated filer[ ] Non-accelerated filer[ ] (Do not check if a smaller reporting company) Smaller reporting company[x]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No   X

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2013 is as follows:

Class of Securities	Shares Outstanding
Common stock, $0.001 par value	15,863,826

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$77,942,113	$75,526,533
Accounts receivable	82,299	81,497
Inventories	1,723,342	965,251
Prepayments and other receivables	879,310	1,321,726
Total current assets	80,627,064	77,895,007
OTHER ASSETS
Intangible assets, net	1,436,433	1,552,022
Property, plant and equipment, net	15,789,127	15,991,060

Total assets	$97,852,624	$95,438,089
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Other payables and accruals	$1,625,902	$1,481,198
Taxes payable	1,534,366	2,981,136
Due to a related party	158,200	150,036
Preferred stock dividend payable	583,920	528,528
Warrants liabilities	173	173
Total current liabilities	3,902,561	5,141,071
Total liabilities	3,902,561	5,141,071
COMMITMENTS AND CONTINGENCIES (Note 17)

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 113,010 shares issued and outstanding; aggregate liquidation preference amount: $3,164,280 and $3,164,280, plus accrued but unpaid dividend of $583,920 and $528,528, at March 31, 2013 and December 31, 2012, respectively	2,577,324	2,577,324

Common stock, $0.001 par value, 190,000,000 shares authorized, 15,907,381 shares issued and 15,863,826 shares outstanding at March 31, 2013 and December 31, 2012	15,908	15,908

Additional paid-in capital	19,083,592	19,029,586
Statutory reserves	5,327,241	4,960,023
Treasury stock, at cost, 43,555 shares as of March 31, 2013 and December 31, 2012	(78,767)	(78,767)
Retained earnings	61,318,006	58,325,932
Accumulated other comprehensive income	5,706,759	5,467,012
Total stockholders' equity	93,950,063	90,297,018

Total liabilities and stockholders' equity	$97,852,624	$95,438,089

See accompanying notes to consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months Ended
	March 31,
	2013	2012

REVENUE	$7,411,136	$6,861,018
Cost of goods sold	(1,772,288)	(1,778,568)
GROSS PROFIT	5,638,848	5,082,450
Selling expenses	(430,463)	(382,358)
General and administrative expenses	(592,515)	(664,705)
Income from operations	4,615,870	4,035,387
Other income (expenses):
Interest income	83,741	67,218
Foreign exchange differences	(5,187)	2,404
Change in fair value of warrants	-	(4,029)
Total other income (expenses)	78,554	65,593
Income before income taxes	4,694,424	4,100,980
Provision for income taxes	(1,279,740)	(1,151,402)
NET INCOME	3,414,684	2,949,578
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	239,747	79,753
COMPREHENSIVE INCOME	$3,654,431	$3 ,029,331
Earnings per share
Basic	$0.21	$0.19
Diluted	$0.20	$0.18
Weighted average number of shares outstanding
Basic	15,863,826	15,361,458
Diluted	16,995,928	16,512,858

See accompanying notes to consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

									Accumulated
	Preferred Stock		Common Stock		Additional				Other
	Number		Number		Paid-in	Treasury	Statutory	Retained	Comprehensive
	of Shares	Amount	of Shares	Amount	Capital	Stock	Reserves	Earnings	Income	Total

Balance at January 1, 2013	113,010	$2,577,324	15,863,826	$15,908	$19,029,586	$(78,767)	$4,960,023	$58,325,932	$5,467,012	$90,297,018
Net income	-	-	-	-	-	-	-	3,414,684	-	3,414,684
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	239,747	239,747
Preferred stock dividend	-	-	-	-	-	-	-	(55,392)	-	(55,392)
Appropriation of statutory reserves	-	-	-	-	-	-	367,218	(367,218)	-	-
Share-based payment to employees	-	-	-	-	54,006	-	-	-	-	54,006

Balance at March 31, 2013 (Unaudited)	113,010	$2,577,324	15,863,826	$15,908	$19,083,592	$(78,767)	$5,327,241	$61,318,006	$5,706,759	$93,950,063

See accompanying notes to consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,414,684	$2,949,578
Adjustments to reconcile net income to cash provided by operating activities:
Change in fair value of warrants	-	4,029
Depreciation and amortization	362,996	309,252
Loss on disposal of property and equipment
Share-based compensation expense	54,006	101,483
(Increase) decrease in assets:
Accounts receivable	(584)	(7,911)
Inventories	(754,380)	(430,950)
Prepayments and other receivables	445,232	516,790
Increase (decrease) in liabilities:
Accounts payable	-	(6,332)
Other payables and accruals	83,749	48,578
Taxes payable	(1,452,440)	(1,092,388)
Net cash provided by operating activities	2,153,263	2,392,129

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(15,927)
Net cash used in investing activities	-	(15,927)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	-	4,170
Net cash (used in) provided by financing activities	-	4,170

Foreign currency translation adjustment	262,317	59,349

INCREASE IN CASH AND CASH EQUIVALENTS	2,415,580	2,439,721
CASH AND CASH EQUIVALENTS, at the beginning of the period	75,526,533	54,556,329

CASH AND CASH EQUIVALENTS, at the end of the period	$77,942,113	$56, 996,050

NON-CASH TRANSACTIONS
Preferred stock and dividend converted into common stock	$-	$978,282
Preferred stock dividend payable	55,392	65,144
Share-based payment to officers and directors under equity incentive plan	54,006	101,483
SUPPLEMENTAL DISCLOSURE INFORMATION
Income taxes paid	$2,168,693	$1,899,301

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

As of March 31, 2013, details of the subsidiaries and affiliates of the Company are as follows:

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Basis of preparation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Use of estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the periods ended March 31, 2013 and 2012 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments and warrants granted.

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

Research and development costs

Research and development costs are expensed as incurred, and are charged to general and administrative expenses. Research and development costs were $39,296 and $33,993 for the three months ended March 31, 2013 and 2012, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were $10,295 and $2,188 for the three months ended March 31, 2013 and 2012, respectively.

Shipping and handling costs

Substantially all costs of shipping and handling of products to customers are included in selling expense. Shipping and handling costs for the three months ended March 31, 2013 and 2012 were insignificant.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	March 31, 2013	December 31, 2012
Balance sheet items, except for equity accounts	US$1=RMB6.2689	US$1=RMB6.2855

	Three months ended March 31,
	2013	2012
Items in the statements of income and cash flows	US$1=RMB6.2785	US$1=RMB6.3074

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

The Company believes that during the three months ended March 31, 2013 and 2012, it operated in three business segments –growing and sales of Cordyceps Militaris, which is widely used for Chinese medicine, manufacturing and sale of functional health beverages featuring the Cordyceps Militaris as a core ingredient, and sales of organic and specialty products. The manufacturing and sale of Cordyceps Militaris functional health beverages was launched in the fourth quarter of 2010.

Throughout the three months ended March 31, 2013 and 2012, all of the Company’s operations were carried out in one geographical segment - China.

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

Recent accounting pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220): The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this update did not have a significant impact on its consolidated financial statements.

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	March 31, 2013

Liabilities:
Derivative instruments –	$—	$173	$—	$173
Warrants
Total	$—	$173	$—	$173

	Fair Value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	December 31, 2012

Liabilities:
Derivative instruments –	$—	$173	$—	$173
Warrants
Total	$—	$173	$—	$173

The carrying values of cash and cash equivalents, trade and other receivables and payables approximate their fair values due to the short maturities of these instruments.

There was no asset or liability measured at fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (CONTINUED)

For stock-based derivative financial instruments, the Company uses Monte-Carlo simulation methods to value the derivative instruments at inception and on subsequent valuation dates using the following assumptions;

	March 31,	December 31,
	2013	2012
Series C Warrants to investors and placement agent (issued on June 7, 2010)
Market price of common stock:	$1.00	$1.23
Exercise price:	$3.40	$3.40
Remaining contractual life (years):	0.19	0.43
Dividend yield:	−	−
Expected volatility:	50.033%	50.033%
Risk-free interest rate:	0.039%	0.039%
Fair value – Series C Warrants to investors and placement agent (issued on June 7, 2010)	$88	$88

Series C Warrants to investors and placement agent (issued on June 28, 2010)
Market price of common stock:	$1.00	$1.23
Exercise price:	$3.40	$3.40
Remaining contractual life (years):	0.26	0.49
Dividend yield:	−	−
Expected volatility:	48.518%	48.518%
Risk-free interest rate:	0.109%	0.109%
Fair value – Series C Warrants to investors and placement agent (issued on June 28, 2010)	$85	$85

Total	$173	$173

NOTE 4 ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	March 31,	December 31,
	2013	2012

Accounts receivable	$82,299	$81,497
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$82,299	$81,497

No allowance was deemed necessary as of March 31, 2013 and December 31, 2012.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 INVENTORIES

Inventories by major categories are summarized as follows:

	March 31,	December 31,
	2013	2012

Raw materials	$284,291	$321,207
Work in progress	605,497	397,991
Finished goods	833,554	246,053

Total	$1,723,342	$965,251

NOTE 6 PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	March 31,	December 31,
	2013	2012

Prepayments for raw material purchasing	$871,334	$1,310,112
Other receivables, net of $nil allowance	7,976	11,614

	$879,310	$1,321,726

NOTE 7 INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	March 31,	December 31,
	2013	2012

Computer software, cost	$1,584	$1,580
Exclusive right to use a secret process, cost	4,787,451	4,774,807
Less: Accumulated amortization	(3,352,602)	(3,224,365)

	$1,436,433	$1,552,022

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 INTANGIBLE ASSETS, NET (CONTINUED)

Amortization expense was $119,091 and $118,968 for the three months ended March 31, 2013 and 2012, respectively. The estimated expense of the intangible assets over each of the next four years will be:

Remainder of fiscal 2013	$359,097
Fiscal 2014	478,796
Fiscal 2015	478,796
Fiscal 2016	119,744

$1,436,433

NOTE 8 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31,	December 31,
	2013	2012
Cost:
Buildings	$19,240,814	$19,189,999
Office equipment	28,412	28,337
Machinery	134,034	133,680
Motor vehicles	115,974	115,668
Total cost	19,519,234	19,467,684
Less: Accumulated depreciation	(3,730,107)	(3,476,624)
Net book value	$15,789,127	$15,991,060

Depreciation expense for the three months ended March 31, 2013 and 2012 was $243,905 and $190,284, respectively.

NOTE 9 OTHER PAYABLES AND ACCRUALS AND TAXES PAYABLE

Other payables and accruals consisted of the following:

	March 31,	December 31,
	2013	2012
Accrued staff costs	$1,554,236	$1,427,792
Other payables	71,666	53,406
	$1,625,902	$1,481,198

Taxes payable consisted of the following:

	March 31,	December 31,
	2013	2012
Value added tax	$214,010	$756,525
Income tax	1,235,416	2,120,116
Others	84,940	104,495
	$1,534,366	$2,981,136

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10    STOCKHOLDERS’ EQUITY

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

During the year ended December 31, 2012, the Company repurchased 38,894 shares of its common stock under the Repurchase Program at a weighted-average price of $1.78 per share for an aggregate purchase cost of $69,214. The Company repurchased 4,661 shares of its common stock under the Repurchase Program at a weighted-average price of $2.05 per share for an aggregate purchase cost of $9,553 for the year ended December 31, 2011. The Repurchase Program expired on August 24, 2012.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10    STOCKHOLDERS’ EQUITY (CONTINUED)

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

The following table sets out the allocation of the proceeds from the Private Placement:

Proceeds of the private placement on June 7, 2010	$3,524,342
Allocation of proceeds to Series C Warrants to investors	(718,698)
Allocation of proceeds to beneficial conversion feature	(1,143,198)
Amortization of discount resulting from the accounting for a beneficial conversion feature	1,143,198
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	2,805,644
Preferred stock converted into common stock	(85,546)
Convertible Series A Preferred Stock at December 31, 2011	2,720,098
Preferred stock converted into common stock	(689,392)
Convertible Series A Preferred Stock at December 31, 2012 and at March 31, 2013	$2,030,706

Proceeds of the private placement on June 28, 2010	$2,121,938
Allocation of proceeds to Series C Warrants to investors	(418,668)
Allocation of proceeds to beneficial conversion feature	(644,532)
Amortization of discount resulting from the accounting for a beneficial conversion feature	644,532
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	1,703,270
Preferred stock converted into common stock	(1,052,162)
Convertible Series A Preferred Stock at December 31, 2011	651,108
Preferred stock converted into common stock	(104,490)
Convertible Series A Preferred Stock at December 31, 2012 and at March 31, 2013	$546,618

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 STOCKHOLDERS’ EQUITY (CONTINUED)

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
(Unaudited)

NOTE 10 STOCKHOLDERS’ EQUITY (CONTINUED)

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 STOCKHOLDERS’ EQUITY (CONTINUED)

Accounting for Series A Preferred Stock (continued)

During the three months ended March 31, 2013, no Series A Preferred Stock was converted into common stock and no common stock was issued to the investors as settlement of stock dividends. For the year ended December 31, 2012, 34,810 shares of Series A Preferred Stock were converted into 348,100 shares of common stock, at a 1 for 10 ratio. In addition, during the year ended December 31, 2012, 34,150 shares of common stock were issued to the investors as settlement of stock dividends of $201,705.

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
(Unaudited)

NOTE 10 STOCKHOLDERS’ EQUITY (CONTINUED)

Accounting for Series A, Series B and Series C Warrants (continued)

As of March 31, 2013, the fair value of these outstanding Series C Warrants was determined to be $173. Accordingly, the Company recorded nil and $4,029 in other expense related to the change in the fair value of the Series C Warrants during the three months ended March31, 2013 and 2012, respectively. There is no cash flow impact for the warrant liability until the Series C Warrants are exercised.

The following table presents a reconciliation of the warrant liabilities measured at fair value on a recurring basis using Level 2 from January 1, 2012 to March 31, 2013:

Warrant
liabilities
Balance at January 1, 2012	$144,411
Change in fair value included in earnings	(144,238)
Balance at December 31, 2012	173
Change in fair value included in earnings	-
Balance March 31, 2013	$173

IR Warrants

On May 27, 2010, the Company entered into an investor relations agreement with a consultant in which the consultant would provide certain consulting services to the Company for a term of one year. In exchange for the consulting services provided, the consultant should receive (i) a cash fee of $100,000 and (ii) 100,000 warrants (the “IR Warrants”) at an exercise price of $3.80 and a term of three years from issuance date. The above 100,000 IR Warrants were issued on July 1, 2010. The grant date fair value of these IR warrants was estimated at $89,435 using Black-Scholes valuation model and nil was charged as general and administrative expenses during the three months ended March 31, 2013 and 2012.

Warrants issued and outstanding at March 31, 2013, and changes from January 1, 2012 to March 31, 2013 are as follows:

		Weighted
	Number of	Average	Average Remaining
	underlying	Exercise	Contractual Life
	shares	Price	(years)
Balance, January 1, 2012	1,588,501	3.50	1.29
Granted
Forfeited	500,000	3.63	-
Exercised	-	-	-
Outstanding at December 31, 2012	1,088,501	$3.44	0.45
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-
Outstanding at March 31, 2013	1,088,501	$3.44	0.18
Exercisable at March 31, 2013	1,088,501	$3.44	0.18

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11    STATUTORY RESERVES

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

NOTE 12    SHARE-BASED COMPENSATION

The Company was authorized to issue an aggregate of 2,500,000 shares of its common stock under the 2009 Equity Incentive Plan (“Plan”) as equity awards of incentive stock options, non-statutory stock options, restricted stock, and other equity incentives to employees, officers, directors and consultants. The Plan expires in 2019 and as of March 31, 2013, there were1,055,000 shares of common stock available for grant pursuant to the Plan.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 SHARE-BASED COMPENSATION (CONTINUED)

Stock options granted to Management (continued)

Summary of options issued and outstanding at March 31, 2013 and the movements during January 1, 2012 to March 31, 2013 are as follows:

Weighted-
	Number of	Average	Aggregate	Weighted- Average
	Underlying	Exercise Price	Intrinsic	Contractual Life
	Shares	Per Share	Value (1)	Remaining in Years

Outstanding at January 1, 2012	150,000	$3.50	-	3.25
Granted			-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited			-
Outstanding at December 31, 2012	150,000	$3.50	$-	2.25
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2013	150,000	$3.50	$-	2.00
Exercisable at March31, 2013	150,000	$3.50	$-	2.00

(1)	The market value of the Company’s common stock at March 31, 2013 was $1.00. The outstanding options to Mr. Tick had no intrinsic value at March 31, 2013.

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Also in accordance with ASC Topic 718, incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. Accordingly, the Company recognized compensation expense of nil and $21,882 in relation to the options granted to Mr. Tick for the three months ended March 31, 2013 and 2012, respectively.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 SHARE-BASED COMPENSATION (CONTINUED)

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

Accordingly, the Company recognized compensation expense of $37,500 and $35,000, related to the restricted shares granted to Mr. Tick for the three months ended March 31, 2013 and 2012, respectively, based on the estimated grant-date fair value of the Company’s common stock of $3.00.

On November 26, 2012, the Company also entered into a restricted shares grant agreement (the "Restricted Shares Grant Agreement") under the Company’s 2009 Equity Incentive Plan with Mr. Tick. Pursuant to the terms of the Restricted Shares Grant Agreement, the Company granted to Mr. Tick 20,000 restricted shares (the “Restricted Shares”) of the Company’s common stock subject to the vesting schedule therein. If Mr. Tick’s service with the Company ceases for any reason other than Mr. Tick’s (a) death, (b) disability, (c) retirement, or (d) termination by the Company without cause, any unvested restricted shares will be automatically forfeited to the Company. The Restricted Shares vested immediately upon grant, on November 26, 2012 and the related compensation expense for these 20,000 restricted shares was recorded in 2012.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 SHARE-BASED COMPENSATION (CONTINUED)

The Company recognizes compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award, provided that the compensation cost recognized at any date must at least equal the portion of the grant-date value of the award that is vested at that date. No compensation cost is recognized for instruments that are forfeited by the Company because a service condition or a performance condition is not satisfied. Accordingly, the Company recognized compensation expense of $414,000 related to the restricted shares granted to these employees for the year ended December 31, 2012, based on the estimated grant-date fair value of the Company’s common stock of $1.15.

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

On November 26, 2012, the Company entered into separate restricted shares grant agreements with the Company’s independent directors Mr. Henry Ngan, Ms. Virginia P’an, Mr. Jianbing Zhong and Mr. Richard E. Fearon, Jr. Pursuant the agreements, the Company granted, under the Company’s 2009 Equity Incentive Plan, to Mr. Ngan 30,000 restricted shares of the Company’s common stock, Ms. P’an 30,000 restricted shares, Mr. Zhong 20,000 restricted shares and to Mr. Fearon, Jr. 20,000 restricted shares, as compensation for the services to be provided by them as independent directors.

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

Accordingly, the Company recognized a total compensation expense of $16,506 and $44,601 related to the restricted shares granted to the directors for three months ended March 31, 2013 and 2012, respectively, based on the estimated grant-date fair values of the Company’s common stock of $2.98 on October 5, 2010, $3.28 on January 24, 2011, $2.41 on August 11, 2011 and $1.15 on November 26, 2012.

Restricted shares granted to consultant

On August 1, 2012, the Company entered into an investor relations agreement with a consultant in which the consultant would provide certain consulting services to the Company for a term of one year. In exchange for the consulting services provided, the consultant received 35,000 restricted shares, 25,000 of which vested on October 9, 2012 and 10,000 vested on December 3, 2012. The Company recognized a total compensation expense of $45,000 related to the restricted shares granted to the consultant during the year ended December 31, 2012, based on the estimated grant-date fair values of the Company’s common stock of $1.30 on October 9, 2012 and $1.25 on December 3, 2012.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 INCOME TAXES

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

All the subsidiaries and VIEs are subject to an EIT rate of 25% for the three months ended March 31, 2013 and 2012. No provision for PRC taxes was made for Heilongjiang Shuaiyi and Harbin Baixin which had no taxable income in the PRC.

No provision for other overseas taxes is made as none of Nutrastar, New Resources and Oriental Global has any taxable income in the U.S., British Virgin Islands or Hong Kong, respectively.

The Company’s income tax expense consisted of:

	For the Three Months
	Ended March 31,
	2013	2012

Current income tax – PRC	$1,279,740	$1,151,402
Deferred	-	-

	$1,279,740	$1,151,402

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	For the Three Months Ended March 31,
	2013	2012

Pre-tax income	$4,694,424	$4,100,980

U.S. federal corporate income tax rate	34%	34%
Income tax computed at U.S. federal corporate income tax rate	$1,596,104	$1,394,333
Reconciling items:
Loss not recognized as deferred tax assets	66,535	102,800
Change in fair value of warrants	-	1,370
Rate differential for PRC earnings	(440,108)	(396,653)
Non-deductible expenses and non-reportable income	57,209	49,552
Effective tax expense	$1,279,740	$1,151,402

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13    INCOME TAXES (CONTINUED)

The Company had deferred tax assets as follows:

	March 31,	December 31,
	2013	2012

Net operating losses carried forward	$1,367,027	$1,300,492
Less: Valuation allowance	(1,367,027)	(1,300,492)
Net deferred tax assets	$-	$-

As of March 31, 2013 and December 31, 2012, Nutrastar had $4,020,668 and $3,824,976, respectively, of net operating loss carry forwards available to reduce future taxable income which will expire in various years through 2030. Management believes it is more-likely-than-not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of March 31, 2013 and December 31, 2012, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended March 31, 2013 and 2012, and no provision for interest and penalties is deemed necessary as of March 31, 2013 and 2012.

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

NOTE 14 EARNINGS PER SHARE

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the two years presented:

	For the Three Months
	Ended March 31,
	2013	2012
Income available to common stockholders:
- Net income	$3,414,684	$2,949,578
Less: Preferred stock dividend	(55,392)	(65,144)
Income available to common stockholders (Basic)	$3,359,292	$2,884,434
Add: Preferred stock dividend	55,392	65,144
Income available to common shareholders (Diluted)	$3,414,684	$2,949,578

Weighted average number of shares:
- Basic	15,863,826	15,361,458
- Effect of dilutive Preferred stock	1,130,100	1,151,400
- Effect of dilutive restricted stock units	2,002	-
- Diluted	16,995,928	16,512,858

Net income per share
- Basic	$0.21	$0.19
- Diluted	$0.20	$0.18

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 EARNINGS PER SHARE (CONTINUED)

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding to assume the issuance of all dilutive potential common shares upon conversion.

The diluted earnings per share calculation for the three months ended March 31, 2013 did not include the warrants, management options and restricted shares to purchase up to 1,088,501 shares, 150,000 shares and 25,000 shares of common stock, respectively, because their effect was anti-dilutive.

The diluted earnings per share calculation for the three months ended March 31, 2012 did not include the warrants, management options and restricted shares to purchase up to 1,588,501 shares, 150,000 shares and 115,000 shares of common stock, respectively, because their effect was anti-dilutive.

NOTE 15 RELATED PARTY TRANSACTIONS

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:

(a)	Due to related parties

	March 31,	December 31,
	2013	2012

Due to Ms. Lianyun Han, Chairperson, CEO and President of the Company	$158,200	$150,036

The amount due to Ms. Han was non-interest bearing, unsecured and without a fixed repayment date.

(b)	Lease of land

For the three months ended March 31, 2013 and 2012, the Company paid rental expense of $14,394 and $14,328, respectively, for the land leased from Heilongjiang Shuaiyi Technology Development Co., Ltd. (“Shuaiyi Technology”). Shuaiyi Technology and the Company are under common control and management.

(c)	Acquisition of corporate headquarter premise

On April 15, 2011, Heilongjiang Shuaiyi entered into an asset transfer agreement (the “Transfer Agreement”) with Ms. Han. Pursuant to the Transfer Agreement, Heilongjiang Shuiayi acquired an office building located at 54-1 Ganshui Road, Xiangfang District, Harbin, with a construction area of 1854.1 square meters, from Ms. Han at a cash consideration of RMB12.75 million (approximately $1.95 million including other incidental costs). , which was fully paid in April 2011. The purchase price was determined based on a real property valuation report issued by an independent appraisal firm, Harbin Guoxin Real Estate Appraisal and Consulting Co., Limited on November 11, 2010. Management believes the terms of the purchase transaction and the consideration that the Company paid in connection with this transaction were comparable to the terms available and the amounts that would be paid in an arm’s-length transaction.

The Company currently intends to move the Company headquarters to this office building in 2013.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16    CONCENTRATION RISK

(a)    Concentration of credit risk

As of March 31, 2013 and December 31, 2012, almost all of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

1) For the three months ended March 31, 2013 and for the year ended December 31, 2012, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of March 31, 2013 and December 31, 2012 also arose in the PRC.

The following individual customer accounted for 10% or more of the Group’s revenues for the three months ended March 31, 2013 and 2012:

	2013	2012
Lai En Century Co. Ltd	35%	24%

Individual customer amounts receivable that represented 10% or more of total accounts receivable as of March 31, 2013 and as of December 31, 2012 were as follows:

	Percentage of accounts receivable as of
	March 31,	December 31,
	2013	2012
Great Northern Wilderness Grain and Oil Warehouse Market	56%	59%
Shenzhen South Ocean Gift Trade Co., LTD	18%	-%
Harbin Te Anna Pharmaceutical Companies, Jilin Branch	13%	11%
Wellhope Group in Shenyang	13%	-%
Shandong Jinan Qing Jie Company	-	17%
Gongda Group Property Management Company (Zhong Yang Hong Supermarket)	-	13%

2) For the three months ended March 31, 2013 and for the year ended 2012, all of the Company’s purchases arose in the PRC. In addition, all accounts payable as of March 31, 2013 and December 31, 2012 also arose in the PRC.

The following suppliers accounted for 10% or more of the Group’s procurement for the three months ended March 31, 2013 and 2012:

	2013	2012
Heilongjiang Xianfeng Agricultural Materials Trading Co., Ltd	32%	35%
Harbin Reservation During The Oil Co., Ltd.	29%	29%

No any individual supplier accounted for 10% or more of total accounts payable as of March 31, 2013 and as of December 31, 2012.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17 COMMITMENTS AND CONTINGENCIES

(a) Operating leases

The Company has entered into tenancy agreements for the leases of an exhibition hall and land with a third party and a related company, Shuaiyi Technology (see 15(b)), respectively, for the purposes of the operation of its VIEs. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of March 31, 2013 are as follows:

	Related Parties	Non-related Parties	Total

Remainder of fiscal year ending December 31, 2013	$43,249	$19,142	$62,391
Fiscal year ending December 31, 2014	57,666	-	57,666
Fiscal year ending December 31, 2015	57,666	-	57,666
Fiscal year ending December 31, 2016	57,666	-	57,666
Fiscal year ending December 31, 2017	57,666	-	57,666
Thereafter	729,733	-	729,733

Total	$1,003,646	$19,142	$1,022,788

During the three months ended March 31, 2013 and 2012, rental expenses under operating leases amounted to $27,773 and $26,850, respectively.

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
(Unaudited)

NOTE 17    COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On November 26, 2012, the Company entered into an indemnification agreement with Mr. Richard E. Fearon, Jr., its newly elected independent director, pursuant to which the Company agreed to indemnify Mr. Fearon, Jr. against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent director in connection with any proceeding if the independent director acted in good faith and in the best interests of the Company.

NOTE 18    SEGMENT INFORMATION

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

During the three months ended March 31, 2013 and March 31, 2012, all of the Company’s operations were carried out in one geographical segment - China.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18 SEGMENT INFORMATION (CONTINUED)

The Company’s segment revenue and results for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31, 2013
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$6,081,541	$788,190	$541,405	$-	$7,411,136

Segment income before income taxes	$4,441,669	$477,023	$33,228	$(257,496)	$4, 694,424
Income before income taxes

Segment assets	$94,171,708	$64,874	$1,428,673	$2,187,369	$97,852,624

Other segment information:
Depreciation and amortization	$334,720	$1,361	$1,361	$25,554	$362,996
Expenditure for segment assets	$-	$-	$-	$-	$-

	Three Months Ended March 31, 2012
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	unallocated	Consolidated

Segment revenue from external customers	$5,458,121	$855,659	$547,238	$-	$6,861,018

Segment income before income taxes	$3,826,059	$601,924	$32,712	$(359,715)	$4,100,980

Segment assets	$69,195,481	$70,041	$6,613,479	$2,635,578	$78,514,579

Other segment information:
Depreciation and amortization	$280,390	$1,354	$1,356	$26,152	$309,252
Expenditure for segment assets
	$-	$-	$15,927	$-	$15,927

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of the Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2012 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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
  “U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States; and
  “VIE Entities” means our consolidated variable interest entities, including Heilongjiang Shuaiyi New Energy Development Co., Ltd. and its subsidiaries as depicted in our organizational chart included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview of Our Business

We are a leading China based producer and supplier of premium branded consumer products including commercially cultivated Cordyceps Militaris (aka Chinese Golden Grass), organic and specialty food products and functional health beverages.

Our primary product is Cordyceps Militaris, also known as Chinese Golden Grass. Cordyceps Militaris is a species of parasitic fungus that is typically found in north-eastern China. It is a precious ingredient in traditional Chinese medicine, as Cordyceps Militaris is widely believed in China to offer high medical and health benefits by nourishing the yin, boosting the yang, and invigorating the meridians of the lungs and kidneys. According to Georges Halpern's Healing Mushrooms, certain research has shown that Cordyceps Militaris may boost the immune system, and can be used as a supplement for combating certain effects of fatigue and aging, the occurrences of certain tumors, and combating arteriosclerosis and certain gastrointestinal disorders, as well as reducing blood pressure. In addition, Cordyceps Militaris has significantly high economic values and according to Halpern, wild Cordyceps Militaris can cost as much as $10,000 per kilogram. Due to the extremely sensitive growing conditions of Cordyceps Militaris, it is very difficult to grow the plant in a man-made environment. After several years of laboratory tests, we developed a technology to commercially grow and produce Cordyceps Militaris in 2006. Through Daqing Shuaiyi, we generated 82.1% and 79.6% of our revenues from Cordyceps Militaris for the first quarter of 2013 and 2012, respectively. We plan to continue to focus on Cordyceps Militaris related based consumer products, which is our fastest growing product line with the greatest market demand and a significantly higher profit margin.

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

First Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the first quarter of 2013, which resulted in continued growth in our revenues and net income.

The following are some financial highlights for the first quarter of 2013:

•	Revenue: Our revenue was approximately $7.41 million for the first quarter of 2013, an increase of 8.0% from $6.86 million of the same quarter of last year.

•	Gross Margin: Gross margin was 76.1% for the first quarter of 2013, as compared to 74.1% for the same period in 2012.

•	Operating Profit: Operating profit was approximately $4.62 million for the first quarter of 2013, an increase of 14.4% from $4.04 million of the same period last year.

•	Net Income: Net income was approximately $3.41 million for the first quarter of 2013, an increase of 15.8% from $2.95 million of the same period of last year.

•	Basic and fully diluted earnings per share were $0.21 and $0.20 for the first quarter of 2013.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues

Revenue	$7,411	100%	$6,861	100%
Cost of goods sold	(1,772)	(23.9)%	(1,779)	(25.9)%

Gross Profit	5,639	76.1%	5,082	74.1%

Selling expenses	(430)	(5.8)%	(382)	(5.6)%
General and administrative expenses	(593)	(8.0)%	(665)	(9.7)%

Income from operations	4,616	62.3%	4,035	58.8%

Other income and (expenses):
Interest income	84	1.1%	67	1.0%
Foreign exchange differences	(5)	(0.1)%	3	0.1%
Change in fair value of warrants	-	-%	(4)	(0.1)%

Total other income	79	1.0%	66	1.0%

Income before income tax	4,695	63.3%	4,101	59.8%

Provision for income tax	(1,280)	(17.3)%	(1,151)	(16.8)%

Net income	$3,415	46.0%	$2,950	43.0%

Revenue. Revenue increased approximately $0.55 million, or 8.0%, to approximately $7.41 million for the three months ended March 31, 2013 from approximately 6.86 million for the same period in 2012. This increase was mainly attributable to the increase in quantity sold of our core product, Cordyceps Militaris by $0.62 million combined with a slight decrease in sales of our beverage products by $0.07 million. The increase in quantity sold of our products was mainly driven by the continued increase in market demand for our core products.

Business Segment Information

Our business operations can be categorized into three segments based on the type of products we produce and sell, specifically (i) Cordyceps Militaris, (ii) functional health beverages and (iii) organic and specialty food products. The following table illustrates the revenue from each of these three segments as well as the change of percentage for the periods indicated:

Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)
	Three Months Ended March 31,		Percent
	2013	2012	Change
Components of Revenue
Cordyceps Militaris	$6,082	$5,458	11.4%
Functional Health Beverages	788	856	(7.9)%
Organic and Specialty Food Products	541	547	(1.1)%
Total revenues	$7,411	$6,861	8.0%

We expect that majority of our revenue for 2013 will continue to be generated from our Cordyceps Militaris related products with the increase in production capacity of such products. In addition, we expect to see an increase in percentage of revenue coming from the functional health beverages in the future if we continue to be successful in expanding our distribution channel of such products. We also expect to increase our business development activities in the organic and specialty food products on a going forward basis. We anticipate that sales and marketing related costs associated with branding, marketing and advertising of the functional health beverages will increase as a percentage of revenue.

Additional information regarding our products can be found at Note 18, Segment Information in our unaudited condensed consolidated financial statements contained under Part I, Item I “FINANCIAL STATEMENTS” above.

Cost of Goods Sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of goods sold decreased by $0.01 million, or 0.4%, to approximately $1.77 million for the three months ended March 31, 2013 from approximately $1.78 million during the same period in 2012. As a percentage of revenue, the cost of goods sold decreased to 23.9% for the three months ended March 31, 2013 from 25.9% during the same period in 2012. The decrease in cost of goods sold in dollar terms and as a percentage of revenue was mainly attributable to the economies of scale commensurate with an increase in capacity and utilization which outpaced the increase in associated costs.

Gross Profit. Our gross profit increased by approximately $0.56 million, or 10.9%, to approximately $5.64 million for the three months ended March 31, 2013 from approximately $5.08 million during the same period in 2012. Gross profit as a percentage of revenue, or gross margin, was 76.1% for the three months ended March 31, 2013, an increase of 2.0% from 74.1% during the same period in 2012. Such percentage increase was mainly due to the increase in the sales of core Cordyceps Militaris products in the product mix which has a higher gross margin as compared to our beverage and organic and specialty foods products.

Selling Expenses. Our selling expenses include sales commissions, cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, and other sales related costs. Selling expenses increased approximately $0.05 million, or 12.6%, to approximately $0.43 million for the three months ended March 31, 2013 from approximately $0.38 million during the same period in 2012. As a percentage of revenue, selling expenses increased to 5.8% for the three months ended March 31, 2013 from 5.6% for the same period in 2012. The increase in selling expenses in dollar terms and percentage of revenue for the three months ended March 31, 2013 was mainly attributable to an increase in sales commission paid to our sales agents due to higher sales volume.

General and Administrative Expense. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses decreased approximately $0.07 million, or 10.8%, to approximately $0.59 million for the three months ended March 31, 2013 from approximately $0.66 million for the same period in 2012. As a percentage of revenue, general and administrative expenses were 8.0% for the three months ended March 31, 2013 as compared to 9.7% for the same period of 2012. The decrease in dollar terms and percentage of revenue was mainly attributable to the decrease in payments for third party professional services.

Income Before Income Tax. Income before income tax increased approximately $0.59 million, or 14.5%, to approximately $4.69 million during the three months ended March 31, 2013 from approximately $4.10 million during the same period in 2012. As a percentage of revenue, income before income tax increased to 63.3% during the three months ended March 31, 2013 from 59.8% during the same period in 2012. The increase of income before income tax in dollar terms and as a percentage of revenue is mainly attributable to the increase in gross profit of $0.56 million and the decrease in general and administrative expenses of $0.07 million.

Income Taxes. Nutrastar International Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Nutrastar International Inc. had no income taxable in the United States for the three months ended March 31, 2013. New Resources was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes. Oriental Global was formed in Hong Kong and under the current laws of Hong Kong, is not subject to income taxes. Our PRC subsidiary and the VIEs are subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing regulations, both of which became effective on January 1, 2008.

Both Daqing Shuaiyi and Harbin Shuaiyi have been subject to an income tax rate of 25% since 2011.

Income tax increased approximately $0.13 million to approximately $1.28 million for the three months ended March 31, 2013 from approximately $1.15 million for the same period in 2012. Income tax expense for the three months ended March 31, 2013 increased because of the increase in revenue and taxable income.

Net Income. Net income increased by approximately $0.47 million, or 15.8% to approximately $3.41 million for the three months ended March 31, 2013 from approximately $2.95 million for the same period of 2012, as a result of the factors described above.

Liquidity and Capital Resources

General

As of March 31, 2013, we had cash and cash equivalents of approximately $77.9 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$2,153	$2,392
Net cash used in investing activities	-	(15)
Net cash provided by financing activities	-	4
Foreign currency translation adjustment	263	59

Net cash flow	$2,416	$2,440

Operating Activities

Net cash provided by operating activities was approximately $2.15 million for the three-month period ended March 31, 2013, which is a decrease of approximately $0.24 million from approximately $2.39 million net cash provided by operating activities for the same period of 2012. The decrease in the cash provided by operating activities was mainly the result of an additional operating cash of $0.47 million as a result of an increase in net income for the three-month period ended March 31, 2013 compared with the same period of 2012; offset by additional cash used on i) inventory production of approximately $0.32 million and ii) income tax payments of approximately $0.36 million; for the three month period ended March 31, 2013 compared with the same period of 2012.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

For the three-month period ended March 31, 2013, there was no cash provided by or used in investing activities, which is a decrease of approximately $15,000 from net cash used in investing activities for the same period of 2012. The decrease of the cash used in investing activities was mainly due to the decreased expenditures on equipment purchase.

Financing Activities

For the three-month period ended March 31, 2013, there was no cash provided by or used in financing activities, which is a decrease of approximately $4,000 from net cash provided by financing activities for the same period of 2012. The decrease of the cash provided by financing activities was mainly due to the release of restricted cash in the escrow balance during the first quarter of 2012, while we did not have such financing activity during the first quarter 2013.

We believe that our cash on hand and cash flow from operations will meet our expected capital expenditure and working capital requirements for the next 12 months. However, we may in the future require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity, sales, marketing and branding activities or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Use of estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the periods ended March 31, 2013 and 2012 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments and warrants granted.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	March 31, 2013	December 31, 2012
Balance sheet items, except for equity accounts	US$1=RMB6.2689	US$1=RMB6.2855

	Three months ended March 31,
	2013	2012
Items in the statements of income and cash flows	US$1=RMB6.2785	US$1=RMB6.3074

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lianyun Han and Mr. Robert Tick, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Lianyun Han and Mr. Robert Tick concluded that as of March 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended March 31, 2013 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

101

The following financial information from The Nutrastar International Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 14, 2013

NUTRASTAR INTERNATIONAL INC.

By: /s/ Lianyun Han
--------------------------------------
Lianyun Han
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Robert Tick
--------------------------------------
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

101

The following financial information from The Nutrastar International Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith.