Form 10-Q
period 2013-06-30
Nutrastar International Inc.
filed 2013-08-12
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 000-52899

NUTRASTAR INTERNATIONAL INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	80-0264950
-------------------------------------	-----------------------------
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

4/F Yushan Plaza
51 Yushan Road
Nangang District, Harbin 150090
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No  X

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 9, 2013 is as follows:

Class of Securities	Shares Outstanding
--------------------------------	-------------------------------
Common stock, $0.001 par value	15,913,826

PART I FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$87,847,927	$75,526,533
Accounts receivable	91,531	81,497
Inventories	1,250,539	965,251
Prepayments and other receivables	449,921	1,321,726
Total current assets	89,639,918	77,895,007
OTHER ASSETS
Intangible assets, net	1,335,956	1,552,022
Property, plant and equipment, net	15,771,790	15,991,060

Total assets	$106,747,664	$95,438,089
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Other payables and accruals	$1,814,358	$1,481,198
Taxes payable	2,833,002	2,981,136
Due to a related party	159,360	150,036
Preferred stock dividend payable	640,774	528,528
Warrants liabilities	-	173
Total current liabilities	5,447,494	5,141,071
Total liabilities	5,447,494	5,141,071

COMMITMENTS AND CONTINGENCIES (Note 17)

STOCKHOLDERS' EQUITY

Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 113,010 shares issued and outstanding; aggregate liquidation preference amount: $3,164,280 and $3,164,280, plus accrued but unpaid dividend of $640,774 and $528,528, at June 30, 2013 and December 31, 2012, respectively	2,577,324	2,577,324

Common stock, $0.001 par value, 190,000,000 shares authorized, 15,907,381 shares issued and 15,863,826 shares outstanding at June 30, 2013 and December 31, 2012	15,908	15,908

Additional paid-in capital	19,138,199	19,029,586
Statutory reserves	4,964,562	4,960,023
Treasury stock, at cost, 43,555 shares as of June 30, 2013 and December 31, 2012	(78,767)	(78,767)
Retained earnings	67,586,640	58,325,932
Accumulated other comprehensive income	7,096,304	5,467,012
Total stockholders' equity	101,300,170	90,297,018

Total liabilities and stockholders' equity	$106,747,664	$95,438,089

See accompanying notes to condensed consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
NET REVENUE	$11,874,334	$10,035,428	$19,285,470	$16,896,446
Cost of goods sold	(2,731,416)	(2,472,094)	(4,503,704)	(4,250,662)
GROSS PROFIT	9,142,918	7,563,334	14,781,766	12,645,784
Selling expenses	(473,793)	(465,650)	(904,256)	(848,008)
General and administrative expenses	(696,752)	(664,538)	(1,289,267)	(1,329,243)
Income from operations	7,972,373	6,433,146	12,588,243	10,468,533
Other income (expenses):
Interest income	78,748	66,664	162,489	133,882
Foreign exchange differences	31,644	(13,571)	26,457	(11,167)
Change in fair value of warrants	173	144,788	173	140,759
Total other income	110,565	197,881	189,119	263,474
Income before income taxes	8,082,938	6,631,027	12,777,362	10,732,007
Provision for income taxes	(2,120,129)	(1,729,994)	(3,399,869)	(2,881,396)
NET INCOME	5,962,809	4,901,033	9,377,493	7,850,611
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	1,389,545	(366,862)	1,629,292	(287,109)
COMPREHENSIVE INCOME	$7,352,354	$4,534,171	$11,006,785	$7,563,502
Earnings per share:
Basic	$0.37	$0.31	$0.58	$0.50
Diluted	$0.35	$0.30	$0.55	$0.48
Weighted average number of shares outstanding:
Basic	15,863,826	15,384,180	15,863,826	15,370,851
Diluted	16,993,926	16,517,699	16,993,926	16,513,952

See accompanying notes to condensed consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

									Accumulated
	Preferred Stock		Common Stock		Additional				Other
	Number		Number		Paid-in	Treasury	Statutory	Retained	Comprehensive
	of Shares	Amount	of Shares	Amount	Capital	Stock	Reserves	Earnings	Income	Total

Balance at January 1, 2013	113,010	$2,577,324	15,863,826	$15,908	$19,029,586	$(78,767)	$4,960,023	$58,325,932	$5,467,012	$90,297,018
Net income	-	-	-	-	-	-	-	9,377,493	-	9,377,493
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	1.629,292	1.629,292
Preferred stock dividend	-	-	-	-	-	-	-	(112,246)	-	(112,246)
Appropriation of statutory reserves	-	-	-	-	-	-	4,539	(4,539)	-	-
Share-based payment to employees	-	-	-	-	108,613	-	-	-	-	108,613

Balance at June 30, 2013 (Unaudited)	113,010	$2,577,324	15,863,826	$15,908	$19,138,199	$(78,767)	$4,964,562	$67,586,640	$7,096,304	$101,300,170

See accompanying notes to condensed consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,377,493	$7,850,611
Adjustments to reconcile net income to cash provided by operating activities:
Change in fair value of warrants	(173)	(140,759)
Depreciation and amortization	731,128	618,482
Share-based compensation expense	108,613	207,964
(Increase) decrease in assets:
Accounts receivable	(8,537)	(6,744)
Inventories	(265,896)	(492,222)
Prepayments and other receivables	885,634	912,912
Increase (decrease) in liabilities:
Accounts payable	-	(6,332)
Other payables and accruals	305,355	155,434
Taxes payable	(197,651)	(217,584)
Net cash provided by operating activities	10,935,966	8,881,762

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances from sale of fixed assets	-	1,268,351
Purchase of property, plant and equipment	-	(15,926)
Net cash provided by investing activities	-	1,252,425

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	-	4,170
Purchase of common stock	-	(69,214)
(Repayment to) advance from related party	(27,009)	77,143
Net cash (used in) provided by financing activities	(27,009)	12,099

Foreign currency translation adjustment	1,412,437	(232,209)

INCREASE IN CASH AND CASH EQUIVALENTS	12,321,394	9,914,077
CASH AND CASH EQUIVALENTS, at the beginning of the period	75,526,533	54,556,329

CASH AND CASH EQUIVALENTS, at the end of the period	$87,847,927	$64, 470,406

NON-CASH TRANSACTIONS
Preferred stock and dividend converted into common stock	$-	$995,587
Preferred stock dividend payable	112,246	138,874
Share-based payment to officers and directors under equity incentive plan	108,613	207,964
SUPPLEMENTAL DISCLOSURE INFORMATION
Income taxes paid	$3,468,821	$3,050,703

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1    DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

As of June 30, 2013, details of the subsidiaries and affiliates of the Company are as follows:

			Percentage
	Domicile and date		of effective
Names	of incorporation	Paid-up capital	ownership	Principal activities

Subsidiaries

New Zealand WAYNE’S	British Virgin	$50,000	100%	Holding company of the
New Resources	Islands,			other subsidiaries
Development Co., Ltd	March 13, 2008
(“New Resources”)

Oriental Global Holdings	Hong Kong,	HK$1	100%	Holding company of
Limited	May 28, 2010			Harbin Baixin
(“Oriental Global”)

Harbin Baixin Biotech	People’s Republic of	$3,000,000	100%	Cordyceps Militaris (aka
Development Co., Ltd	China (“PRC”),			Chinese Golden Grass)
(“Harbin Baixin”)	July 13, 2010			cultivation technology
				research and
				development, services
				and Cordyceps Militaris
				products wholesale

VIEs

Heilongjiang Shuaiyi New	PRC,	RMB60,000,000	100%	Principally engaged in
Energy Development Co.,	July 11, 2006			investment and property
Ltd				holding
(“Heilongjiang Shuaiyi”)

Daqing Shuaiyi Biotech Co.	PRC,	RMB50,000,000	100%	Growing and sales of
Ltd.	August 8, 2005			Cordyceps Militaris,
(“Daqing Shuaiyi”)				which is widely used for
				Chinese medicine, and
				functional health
				beverages

Harbin Shuaiyi Green and	PRC,	RMB1,500,000	100%	Sales of organic and
Specialty Food Trading	May 18, 2001			specialty food products
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

Use of estimates
The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the periods ended June 30, 2013 and 2012 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments granted.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Research and development costs
Research and development costs are expensed as incurred, and are charged to general and administrative expenses. Research and development costs were $79,699 and $91,354 for the six months ended June 30, 2013 and 2012, respectively, and $40,403 and $57,361 for the three months ended June 30, 2013 and 2012, respectively.

Advertising costs
The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were $10,356 and $2,204 for the six months ended June 30, 2013 and 2012, respectively, and $61 and $16 for the three months ended June 30, 2013 and 2012, respectively.

Shipping and handling costs
Substantially all costs of shipping and handling of products to customers are included in selling expense. Shipping and handling costs for the six months ended June 30, 2013 and 2012 were insignificant.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	June 30, 2013	December 31, 2012
Balance sheet items, except for equity accounts	US$1=RMB6.1787	US$1=RMB6.2855

	Three months ended June 30,
	2013	2012
Items in the statements of income and cash flows	US$1=RMB6.2053	US$1=RMB6.3074

	Six months ended June 30,
	2013	2012
Items in the statements of income and cash flows	US$1=RMB6.2416	US$1=RMB6.3074

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

The Company believes that during the six months ended June 30, 2013 and 2012, it operated in three business segments –growing and sales of Cordyceps Militaris, which is widely used for Chinese medicine, manufacturing and sale of functional health beverages featuring the Cordyceps Militaris as a core ingredient, and sales of organic and specialty products.

Throughout the six months ended June 30, 2013 and 2012, all of the Company’s operations were carried out in one geographical segment - China.

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

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05, Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), to resolve a diversity in accounting for the cumulative translation adjustment of foreign currency upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 requires the parent to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Further, ASU 2013-05 clarified that the parent should apply the guidance in subtopic 810-10 if there is a sale of an investment in a foreign entity, including both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. ASU 2013-05 is effective prospectively for the Company in our first quarter of fiscal 2014, with early adoption permitted. The Company does not expect ASU 2013-05 to have a significant impact on its consolidated result of operations and financial condition.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740)(ASU 2013-11). The amendments in this update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not expect ASU 2013-11 to have a significant impact on its consolidated result of operations and financial condition.

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

The carrying values of cash and cash equivalents, trade and other receivables and payables approximate their fair values due to the short maturities of these instruments. The carrying value of derivative instruments - Warrants, being classified as Level 2 financial instruments, was nil as of June 30, 2013.

There was no asset or liability measured at fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3    FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (CONTINUED)

For stock-based derivative financial instruments, the Company uses Monte-Carlo simulation methods to value the derivative instruments at inception and on subsequent valuation dates. These stock-based derivative financial statements, including Series A Series B Warrants and Series C Warrants expired on December 16, 2012 and June 28, 2013, respectively (note 10).

NOTE 4    ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30,	December 31,
	2013	2012

Accounts receivable	$91,531	$81,497
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$91,531	$81,497

No allowance was deemed necessary as of June 30, 2013 and December 31, 2012.

NOTE 5    INVENTORIES

Inventories by major categories are summarized as follows:

	June 30,	December 31,
	2013	2012

Raw materials	$247,210	$321,207
Work in progress	498,393	397,991
Finished goods	504,936	246,053

Total	$1,250,539	$965,251

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6    PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	June 30,	December 31,
	2013	2012

Prepayments for raw material purchasing	$441,829	$1,310,112
Other receivables, net of $nil allowance	8,092	11,614

	$449,921	$1,321,726

NOTE 7    INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	June 30,	December 31,
	2013	2012

Computer software, cost	$1,607	$1,580
Exclusive right to use a secret process, cost	4,857,341	4,774,807
Less: Accumulated amortization	(3,522,992)	(3,224,365)

	$1,335,956	$1,552,022

In April 2006, the Company purchased from a third party a ten-year exclusive right to use a secret process and method in the cultivation and growing of Cordyceps Militaris, which is widely used for traditional Chinese medicine, for a cash consideration of RMB30,000,000, payable over five years. The exclusive right is amortized over its term of ten years using the straight-line method.

NOTE 7    INTANGIBLE ASSETS, NET (CONTINUED)

Amortization expense was $240,445 and $237,937 for the six months ended June 30, 2013 and 2012, respectively, and $121,354 and $118,969 for the three months ended June 30, 2013 and 2012, respectively. The estimated expense of the intangible assets over each of the next four years will be:-

Remainder of fiscal 2013	$242,893
Fiscal 2014	485,786
Fiscal 2015	485,786
Fiscal 2016	121,491

$1,335,956

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	June 30,	December 31,
	2013	2012
Cost:
Buildings	$19,521,703	$19,189,999
Office equipment	28,826	28,337
Machinery	135,990	133,680
Motor vehicles	117,667	115,668
Total cost	19,804,186	19,467,684
Less: Accumulated depreciation	(4,032,396)	(3,476,624)
Net book value	$15,771,790	$15,991,060

Depreciation expense was $490,683 and $380,545 for the six months ended June 30, 2013 and 2012 respectively, and $246,778 and $190,261 for the three months ended June 30, 2013 and 2012, respectively.

NOTE 9    OTHER PAYABLES, ACCRUALS AND TAXES PAYABLE

Other payables and accruals consisted of the following:

	June 30,	December 31,
	2013	2012
Accrued staff costs	$1,726,640	$1,427,792
Other payables	87,718	53,406
	$1,814,358	$1,481,198

Taxes payable consisted of the following:

	June 30,	December 31,
	2013	2012
Value added tax	$590,620	$756,525
Income tax	2,087,108	2,120,116
Others	155,274	104,495
	$2,833,002	$2,981,136

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 STOCKHOLDERS’ EQUITY (CONTINUED)

Allocation of Proceeds in the Private Placement

The guidance provided in ASC 470-20-30-5 has been applied to the amount allocated to the convertible Series A Preferred Stock, and the effective conversion price has been used, to measure the intrinsic value, if any, of the embedded conversion option. The fair value of the embedded conversion features of the Series A Preferred Stock of $1,143,198 and $ 644,532 were calculated using the intrinsic value model in accordance with the guidance provided in ASC Topic 470-20-30-6 (formerly EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”) and limited to the amount of the proceeds allocated to the convertible instrument on June 7, 2010 and June 28, 2010, respectively. The intrinsic value of the beneficial conversion feature was calculated by comparing the effective conversion price, which was determined based on the proceeds from the private placement allocated to the convertible Series A Preferred Stock, and the market price of the Company’s common stock of $3.20 and $3.16 on June 7, 2010 and June 28, 2010, respectively. The fair value of $1,143,198 and $644,532 of the beneficial conversion feature has been recognized as a reduction to the carrying amount of the convertible Series A Preferred Stock and an addition to paid-in capital.

The following table sets out the allocation of the proceeds from the Private Placement:
Proceeds of the private placement on June 7, 2010	$3,524,342
Allocation of proceeds to Series C Warrants to investors	(718,698)
Allocation of proceeds to beneficial conversion feature	(1,143,198)
Amortization of discount resulting from the accounting for a beneficial conversion feature	1,143,198
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	2,805,644
Preferred stock converted into common stock	(85,546)
Convertible Series A Preferred Stock at December 31, 2011	2,720,098
Preferred stock converted into common stock	(689,392)
Convertible Series A Preferred Stock at December 31, 2012 and June 30, 2013	$2,030,706

Proceeds of the private placement on June 28, 2010	$2,121,938
Allocation of proceeds to Series C Warrants to investors	(418,668)
Allocation of proceeds to beneficial conversion feature	(644,532)
Amortization of discount resulting from the accounting for a beneficial conversion feature	644,532
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	1,703,270
Preferred stock converted into common stock	(1,052,162)
Convertible Series A Preferred Stock at December 31, 2011	651,108
Preferred stock converted into common stock	(104,490)
Convertible Series A Preferred Stock at December 31, 2012 and June 30, 2013	$546,618

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10    STOCKHOLDERS’ EQUITY (CONTINUED)

Accounting for Series A Preferred Stock (continued)

During the six months ended June 30, 2013, no Series A Preferred Stock were converted into common stock and no common stock was issued to the investors as settlement of stock dividends. For the year ended December 31, 2012, 34,810 shares of Series A Preferred Stock were converted into 348,100 shares of common stock, at a 1 for 10 ratio. In addition, during the year ended December 31, 2012, 34,150 shares of common stock were issued to the investors as settlement of stock dividends of $201,705.

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

The exercise price and number of shares of common stock issuable upon exercise of the Series C Warrants may be adjusted for: 1) upon issuance of additional stock lower than the exercise price 2) upon subdivision or combination of common stocks; or 3) upon distribution of assets and other dilutive events.

Accounting for Series A, Series B and Series C Warrants

Series A and Series B Warrants issued to certain investors on December 17, 2009 to purchase 500,000 shares of the Company’s common stock had a term of three years and exercise prices of $3.25 and $4.00 per share, respectively. These warrants contain standard anti-dilution provisions for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction. Because these warrants do not contain any contingent exercise provisions and their settlement amount will equal the difference between the fair value of a fixed number of the Company’s equity shares and a fixed strike price, these warrants, which are freestanding instruments, qualify for the scope exception under the guidance provided in ASC 815-40-15-5 through 815-40-15-8, and are considered indexed to the Company’s own stock. Accordingly, Series A and Series B Warrants have been classified as equity. Series A and Series B Warrants expired on December 16, 2012 (note 3).

Since the Series C Warrants issued to the investors and the placement agent in June 2010 contain reset exercise price provisions, the Company had determined to classify these warrants as derivative liabilities. The reset exercise provisions of the warrants issued to the investors and the placement agent in June 2010 were recorded at their relative fair values at issuance of $1,182,860 and would continue to be recorded at fair market value at each subsequent balance sheet date, Any change in value between reporting periods would be recorded as other income (expense). These warrants would continue to be reported as a liability until such time when they were exercised or expire. The fair value of these warrants was estimated using Monte-Carlo simulation methods. All Series C Warrants expired on June 28, 2013 (note 3).

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10    STOCKHOLDERS’ EQUITY (CONTINUED)

Accounting for Series A, Series B and Series C Warrants (continued)

As of June 30, 2013, the fair value of these outstanding Series C Warrants was determined to be nil. The Company recorded $173 and $140,759 in other income related to the change in the fair value of the Series C Warrants during the six months ended June 30, 2013 and 2012, respectively, and $173 and $144,788 in other income during the three months ended June 30, 2013 and 2012, respectively. There was no cash flow impact for the warrant liability until the Series C Warrants were exercised and there had been no warrants exercised.

The following table presents a reconciliation of the warrant liabilities measured at fair value on a recurring basis using Level 2 from January 1, 2012 to June 30, 2013:

Warrant
liabilities
Balance at January 1, 2012	$144,411
Change in fair value included in earnings	(144,238)
Balance at December 31, 2012	173
Change in fair value included in earnings	(173)
Balance at June 30, 2013	$-

IR Warrants
On May 27, 2010, the Company entered into an investor relations agreement with a consultant in which the consultant would provide certain consulting services to the Company for a term of one year. In exchange for the consulting services provided, the consultant should receive (i) a cash fee of $100,000 and (ii) 100,000 warrants (the “IR Warrants”) at an exercise price of $3.80 and a term of three years from issuance date. The above 100,000 IR Warrants were issued on July 1, 2010. The grant date fair value of these IR warrants was estimated at $89,435 using Black-Scholes valuation model and nil were charged as general and administrative expenses during the six months ended June 30, 2013 and 2012.

Warrants issued and outstanding at June 30, 2013, and changes from January 1, 2012 to June 30, 2013 are as follows:

		Weighted
	Number of	Average	Average Remaining
	underlying	Exercise	Contractual Life
	shares	Price	(years)
Balance, January 1, 2012	1,588,501	3.50	1.29
Granted
Forfeited	(500,000)	3.63	-
Exercised	-	-	-
Outstanding at December 31, 2012	1,088,501	$3.44	0.45
Granted	-	-	-
Forfeited	(1,088,501)	3.44	-
Exercised	-	-
Outstanding at June 30, 2013	-	$-	-
Exercisable at June 30, 2013	-	$-	-

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

NOTE 12    SHARE-BASED COMPENSATION

The Company was authorized to issue an aggregate of 2,500,000 shares of its common stock under the 2009 Equity Incentive Plan (“2009 Equity Incentive Plan”) as equity awards of incentive stock options, non-statutory stock options, restricted stock, and other equity incentives to employees, officers, directors and consultants. The 2009 Equity Incentive Plan expires in 2019 and as of June 30, 2013, there were1,055,000 shares of common stock available for grant pursuant to the 2009 Equity Incentive Plan.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12    SHARE-BASED COMPENSATION (CONTINUED)

Stock options granted to Management (continued)

Summary of options issued and outstanding at June 30, 2013 and the movements during January 1,2012 to June 30,2013 are as follows:

Weighted-
	Number of	Average	Aggregate	Weighted- Average
	Underlying	Exercise Price	Intrinsic	Contractual Life
	Shares	Per Share	Value (1)	Remaining in Years

Outstanding at January 1, 2012	150,000	$3.50	-	3.25
Granted			-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited			-
Outstanding at December 31, 2012	150,000	$3.50	$-	2.25
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2013	150,000	$3.50	$-	1.75
Exercisable at June 30, 2013	150,000	$3.50	$-	1.75

(1)	The market value of the Company’s common stock at June 30, 2013 was $0.99. The outstanding options to Mr. Tick had no intrinsic value at June 30, 2013.

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Also in accordance with ASC Topic 718, incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. Accordingly, the Company recognized compensation expense of nil in relation to the options granted to Mr. Tick for the three and six months ended at June 30, 2013. The Company recognized compensation expense of $21,883 and $43,765 in relation to the options granted to Mr. Tick for the three and six months ended June 30, 2012, respectively.

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

Accordingly, the Company recognized compensation expense of $37,917 and $75,417, related to the restricted shares granted to Mr. Tick for the three and six months ended June 30, 2013 and $40,000 and $75,000 for the three and six months ended June 30, 2012, respectively, based on the estimated grant-date fair value of the Company’s common stock of $3.00.

On November 26, 2012, the Company also entered into a restricted shares grant agreement (the "Second Restricted Shares Grant Agreement") under the Company’s 2009 Equity Incentive Plan with Mr. Tick. Pursuant to the terms of the Second Restricted Shares Grant Agreement, the Company granted to Mr. Tick 20,000 restricted shares (the “Additional Restricted Shares”) of the Company’s common stock subject to the vesting schedule therein. If Mr. Tick’s service with the Company ceases for any reason other than Mr. Tick’s (a) death, (b) disability, (c) retirement, or (d) termination by the Company without cause, any unvested restricted shares will be automatically forfeited to the Company. The Additional Restricted Shares vested immediately upon grant, on November 26, 2012. The related compensation expense for these 20,000 Additional Restricted Shares had been recorded in 2012.

Restricted shares granted to Employees

On November 12, 2012, the Company also entered into nine restricted shares grant agreements (the "Employee Restricted Shares Grant Agreement") under the Company’s 2009 Equity Incentive Plan with nine employees. Pursuant to the terms of the Employee Restricted Shares Grant Agreements, the Company granted to these employees a total of 360,000 restricted shares (the “Employee Restricted Shares”) of the Company’s common stock subject to the vesting schedule therein. If these employees’ service with the Company ceases for any reason other than these employees’ (a) death, (b) disability, (c) retirement, or (d) termination by the Company without cause, any unvested restricted shares will be automatically forfeited to the Company. The Employee Restricted Shares vested immediately upon grant, on November 12, 2012.

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

Accordingly, the Company recognized compensation expense of $414,000 related to the Employee Restricted Shares for the year ended December 31, 2012, based on the estimated grant-date fair value of the Company’s common stock of $1.15.

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

The restricted shares granted to independent directors will vest in equal installments on a semi-annual basis over a two-year period. If the independent director’s service with the Company ceases for any reason other than the independent director’s (a) death, (b) disability, (c) retirement, or (d) termination by the Company without cause, any unvested restricted shares will be automatically forfeited to the Company. On November 26, 2012, Mr. Kurtzig resigned as a member of the Board of Directors of the Company. As a result, the 5,000 unvested restricted shares have been automatically forfeited to the Company.

Accordingly, the Company recognized a total compensation expense of $16,690 and $33,196 related to the restricted shares granted to the directors for the three and six months ended June 30, 2013, respectively, and $44,598 and $89,199 for the three and six months ended June 30, 2012, based on the estimated grant-date fair values of the Company’s common stock of $2.98 on October 5, 2010, $3.28 on January 24, 2011 and $2.41 on August 11, 2011 and $1.15 on November 26, 2012.

Restricted shares granted to consultant

On August 1, 2012, the Company entered into an investor relations agreement with a consultant in which the consultant would provide certain consulting services to the Company for a term of one year. In exchange for the consulting services provided, the consultant should receive 35,000 restricted shares, 25,000 of which vested on October 9, 2012 and 10,000 vested on December 3, 2012. The Company recognized compensation expense of $45,000 related to the restricted shares granted to the consultant during the year ended December 31, 2012, based on the estimated grant-date fair values of the Company’s common stock of $1.30 on October 9, 2012 and $1.25 on December 3, 2012.

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

All the subsidiaries and VIEs are subject to an EIT rate of 25% for the three and six months ended June 30, 2013 and 2012. No provision for PRC taxes was made for Heilongjiang Shuaiyi and Harbin Baixin which had no taxable income in the PRC.

No provision for other overseas taxes is made as none of Nutrastar, New Resources and Oriental Global has any taxable income in the U.S., British Virgin Islands or Hong Kong, respectively.

The Company’s income tax expense consisted of:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Current income tax – PRC	$2,120,129	$1,729,994	$3,399,869	$2,881,396
Deferred	-	-	-	-

	$2,120,129	$1,729,994	$3,399,869	$2,881,396

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Pre-tax income	$8,082,938	$6,631,027	$12,777,362	$10,732,007

U.S. federal corporate income tax rate	34%	34%	34%	34%
Income tax computed at U.S. federal corporate income tax rate	2,748,199	2,254,549	4,344,303	3,648,882
Reconciling items:
Loss not recognized as deferred tax assets	119,306	107,736	185,841	210,536
Change in fair value of warrants	(59)	(49,228)	(59)	(47,858)
Rate differential for PRC earnings	(753,489)	(612,273)	(1,193,597)	(1,008,926)
Non-deductible expenses and non-reportable income	6,172	29,210	63,381	78,762
Effective tax expense	$2,120,129	$1,729,994	$3,399,869	$2,881,396

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 INCOME TAXES (CONTINUED)

The Company had deferred tax assets as follows:

	June 30,	December 31,
	2013	2012

Net operating losses carried forward	$1,465,407	$1,300,492
Less: Valuation allowance	(1,465,407)	(1,300,492)
Net deferred tax assets	$-	$-

As of June 30, 2013 and December 2012, the Company had $4,310,020 and $3,824,976, respectively, of net operating loss carry forwards available to reduce future taxable income which will expire in various years through 2030. Management believes it is more-likely-than-not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of June 30, 2013 and December 2012, the Company had no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and ddid not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three and six months ended June 30, 2013 and 2012, and no provision for interest and penalties was deemed necessary as of June 30, 2013 and 2012.

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

NOTE 14 EARNINGS PER SHARE

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the two years presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Income available to common stockholders:
- Net income	$5,962,809	$4,901,033	$9,377,493	$7,850,611
Less: Preferred stock dividend	(56,854)	(73,730)	(112,246)	(138,874)
Income available to common stockholders (Basic)	$5,905,955	$4,827,303	$9,265,247	$7,711,737
Add: Preferred stock dividend	56,854	73,730	112,246	138,874
Income available to common shareholders (Diluted)	5,962,809	4,901,033	9,377,493	7,850,611
Weighted average number of shares:
- Basic	15,863,826	15,384,180	15,863,826	15,370,851
- Effect of dilutive preferred stock	1,130,100	1,133,519	1,130,100	1,143,101
- Effect of dilutive restricted stock units	-	-	-	-
- Diluted	16,993,926	16,517,699	16,993,926	16,513,952
Net income per share
- Basic	$0.37	$0.31	$0.58	$0.50
- Diluted	$0.35	$0.30	$0.55	$0.48

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14    EARNINGS PER SHARE (CONTINUED)

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding to assume the issuance of all dilutive potential common shares upon conversion.

The diluted earnings per share calculation for the six months ended June 30, 2013 did not include the warrants, management options and restricted shares to purchase up to 1,005,992 shares, 150,000 shares and 125,000 shares of common stock, respectively, because their effect was anti-dilutive.

The diluted earnings per share calculation for the three months ended June 30, 2013 did not include the warrants, management options and restricted shares to purchase up to 924,389 shares, 150,000 shares and 125,000 shares of common stock, respectively, because their effect was anti-dilutive.

NOTE 15    RELATED PARTY TRANSACTIONS

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:-

(a)	Due to related parties

	June 30,	December 31,
	2013	2012

Due to Ms. Lianyun Han, Chairperson, CEO and President of the Company	$159,360	$150,036

The amount due to Ms. Han was non-interest bearing, unsecured and without a fixed repayment date.

(b)	Lease of land

For the six months ended June 30, 2013 and 2012, the Company paid rental expense of $28,959 and $28,657, respectively, for the land leased from Heilongjiang Shuaiyi Technology Development Co., Ltd. (“Shuaiyi Technology”). Shuaiyi Technology and the Company are under common control and management.

For the three months ended June 30, 2013 and 2012, the Company paid rental expense of $14,565 and $14,329 for the land leased from Shuaiyi Technology, respectively.

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

The Company currently intends to move the Company headquarters to this office building by the end of 2013.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16    CONCENTRATION RISK

(a)    Concentration of credit risk

As of June 30, 2013 and December 31, 2012, almost all of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

1) For the six months ended June 30, 2013 and for the year ended December 31,2012, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of June 30, 2013 and December 31, 2012 also arose in the PRC.

The following individual customer accounted for 10% or more of the Company’s revenues for the three and six months ended June 30, 2013 and 2012:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Lai En Century Co. Ltd	22.1%	31.5%	27.0%	28.6%

Individual customer amounts receivable that represented 10% or more of total accounts receivable as of June 30, 2013 and as of December 31, 2012 were as follows:

	Percentage of accounts receivable as of
	June 30,	December 31,
	2013	2012
Great Northern Wilderness Grain and Oil Warehouse Market	53.1%	59.3%
Tianjin Guang Feng Pharmacy	18.5%	-%
Hong Yun Commodity Trading Houses	16.7%	-%
Gongda Group Property Management Company (Zhong Yang Hong Supermarket)	11.7%	12.7%
Harbin Te Anna Pharmaceutical Companies, Jilin Branch	-%	12.2%
Shandong Jinan Qing Jie Company	-%	15.8%

2) For the six months ended June 30, 2013 and for the year ended 2012, all of the Company’s purchases arose in the PRC. In addition, all accounts payable as of June 30, 2013 and December 31, 2012 also arose in the PRC.

The following suppliers accounted for 10% or more of the Company's procurement for the three and six months ended June 30, 2013 and 2012:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Heilongjiang Xianfeng Agricultural Materials Trading Co., Ltd	23.3%	26.0%	26.6%	27.2%
Harbin Reservation During The Oil Co., Ltd.	17.8%	10.8%	22.1%	20.4%
Zhangjiagang NongNong Drinking and Food Ltd Co.Ltd	32.4%	-%	19.9%	-%
Foshan GuangLiang Drinking and Food Ltd Co.Ltd	17.4%	-%	10.7%	-%

No any individual supplier accounted for 10% or more of total accounts payable as of June 30, 2013 and as of December 31, 2012.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17 COMMITMENTS AND CONTINGENCIES

(a)    Operating leases

The Company has entered into tenancy agreements for the leases of an exhibition hall and land with a third party and a related company, Shuaiyi Technology (see 15(b)), respectively, for the purposes of the operation of its VIEs. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of June 30, 2013 are as follows:

	Related Parties	Non-related Parties	Total

Remainder of fiscal year ending December 31, 2013	$31,196	$9,711	$40,907
Fiscal year ending December 31, 2014	58,507	971	59,478
Fiscal year ending December 31, 2015	58,507	-	58,507
Fiscal year ending December 31, 2016	58,507	-	58,507
Fiscal year ending December 31, 2017 and thereafter	813,521	-	813,521

Total	$1,020,238	$10,682	$1,030,920

During the six months ended June 30, 2013 and 2012, rental expenses under operating leases amounted to $52,991 and $53,700, respectively.

During the three months ended June 30, 2013 and 2012, rental expenses under operating leases amounted to $25,218 and $26,850, respectively.

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

During the six months ended June 30, 2013 and 2012, all of the Company’s operations were carried out in one geographical segment - China.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18    SEGMENT INFORMATION (CONTINUED)

The Company’s segment revenue and results for the six months ended June 30, 2013 and 2012 are as follows:

	Six Months Ended June 30, 2013
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$14,878,845	$3,323,531	$1,083,094	$-	$19,285,470

Segment income before income taxes	$11,364,647	$1,919,102	$64,790	$(571,177)	$12,777,362
Income before income taxes					12,777,362

Segment assets	$102,955,633	$64,439	$1,479,757	$2,247,835	$106,747,664
Total assets					$106,747,664

Other segment information:
Depreciation and amortization	$676,136	$2,737	$1,369	$50,886	$731,128
Expenditure for segment assets	$-	$-	$-	$-	$-

	Six Months Ended June 30, 2012
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$12,970,673	$2,856,036	$1,069,737	$-	$16,896,446

Segment income before income taxes	$9,395,040	$1,867,257	$64,601	$(594,891)	$10,732,007
Income before income taxes					$10,732,007

Segment assets	$75,887,184	$68,351	$5,334,900	$2,686,088	$83,976,523

Total assets					$83,976,523

Other segment information:
Depreciation and amortization	$560,778	$2,709	$2,709	$52,286	$618,482
Expenditure for segment assets	$-	$-	$15,926	$-	$15,926

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18    SEGMENT INFORMATION (CONTINUED)

The Company’s segment revenue and results for the three months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30, 2013
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$8,797,304	$2,535,341	$541,689	$-	$11,874,334

Segment income before income taxes	$6,922,978	$1,442,079	$31,562	$(313,681)	$8,082,938
Income before income taxes					8,082,938

Segment assets	$102,955,633	$64,439	$1,479,757	$2,247,835	$106,747,664

Total assets					$106,747,664

Other segment information:
Depreciation and amortization	$341,416	$1,376	$8	$25,332	$368,132
Expenditure for segment assets	$-	$-	$-	$-	$-

	Three Months Ended June 30, 2012
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$7,512,552	$2,000,377	$522,499	$-	$10,035,428

Segment income before income taxes	$5,568,981	$1,265,333	$31,889	$(235,176)	$6,631,027
Income before income taxes					$6,631,027

Segment assets	$75,887,184	$68,351	$5,334,900	$2,686,088	$83,976,523

Total assets					$83,976,523

Other segment information:
Depreciation and amortization	$280,388	$1,355	$1,353	$26,134	$309,230
Expenditure for segment assets	$-	$-	$-	$-	$-

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

Our primary product is Cordyceps Militaris, also known as Chinese Golden Grass. Cordyceps Militaris is a species of parasitic fungus that is typically found in Northeastern China. It is a precious ingredient in traditional Chinese medicine, as Cordyceps Militaris is widely believed in China to offer high medical and health benefits by nourishing the yin, boosting the yang, and invigorating the meridians of the lungs and kidneys. According to Georges Halpern's Healing Mushrooms, certain research has shown that Cordyceps Militaris may boost the immune system, and can be used as a supplement for combating certain effects of fatigue and aging, the occurrences of certain tumors, and combating arteriosclerosis and certain gastrointestinal disorders, as well as reducing blood pressure. In addition, Cordyceps Militaris has significantly high economic values and according to Halpern, wild Cordyceps Militaris can cost as much as $10,000 per kilogram. Due to the extremely sensitive growing conditions of Cordyceps Militaris, it is very difficult to grow the plant in a man-made environment. After several years of laboratory tests, we developed a technology to commercially grow and produce Cordyceps Militaris in 2006. Through Daqing Shuaiyi, we generated 74.1% and 74.9% of our revenues from Cordyceps Militaris for the second quarter of 2013 and 2012, respectively. We plan to continue to focus on Cordyceps Militaris related based consumer products, which is our fastest growing product line with the greatest market demand and a significantly higher profit margin.

We also sell organic and specialty food products through our VIE, Harbin Shuaiyi, which was formed in 2001. After years of development, we believe that we have become one of the largest wholesale distributor of organic and specialty food in Heilongjiang Province, China. We plan to increase our focus in organic and specialty food products business, including efforts to become a producer and increase our distribution capabilities.

We introduced the Cordyceps Militaris based functional health beverages in the fourth quarter of 2010. The non-carbonized beverage products were developed internally and contain the Cordyceps Militaris as a key ingredient. The products are currently being marketed through distributors to consumers in select cities in Jiangsu and Anhui Province through various distribution channels. We produce and distribute our functional health beverages through Daqing Shuaiyi.

Second Quarter Financial Performance Highlights

We continued to experience strong demand for our products during the second quarter of 2013, which resulted in continued growth in our revenues and net income for the quarter.

The following are some financial highlights for the second quarter of 2013:

  Net Revenue: Our net revenue was approximately $11.87 million for the second quarter of 2013, an increase of 18.3% from $10.04 million of the same quarter of last year.

  Gross Margin: Gross margin was 77.0% for the second quarter of 2013, as compared to 75.4% for the same period in 2012.

  Operating Profit: Operating profit was approximately $7.97 million for the second quarter of 2013, an increase of 23.9% from $6.43 million of the same period last year.

  Net Income: Net income was approximately $5.96 million for the second quarter of 2013, an increase of 21.7% from $4.90 million the same period of last year.

  Basic and fully diluted earnings per share were $0.37 and $0.35 for the second quarter of 2013.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues
Net revenue	$11,874	100%	$10,035	100%
Cost of goods sold	(2,731)	(23.0) %	(2,472)	(24.6) %
Gross profit	9,143	77.0%	7,563	75.4%
Selling expenses	(474)	(4.0) %	(465)	(4.6) %
General and administrative expenses	(697)	(5.9) %	(665)	(6.6) %
Income from operations	7,972	67.1%	6,433	64.1%
Other income and (expenses):
Interest income	79	0.7%	67	0.7%
Foreign exchange differences	32	0.3%	(14)	(0.1) %
Change in fair value of warrants	-	- %	145	1.4%
Total other income	111	1.0%	198	2.0%
Income before income tax	8,083	68.1%	6,631	66.1%
Provision for income tax	(2,120)	(17.9) %	(1,730)	(17.2) %
Net income	$5,963	50.2%	$4,901	48.8%

Net Revenue. Net revenue is generated from the sale of our products. Net revenue increased approximately $1.83 million, or 18.3%, to approximately $11.87 million for the three months ended June 30, 2013, from approximately $10.04 million for the same period in 2012. This increase was mainly attributable to the increase in sales of our core products, Cordyceps Militaris by $1.28 million and our beverage products by $0.53 million. The increase in sales of our products was mainly driven by the continued increase in market demand for our products.

Business Segment Information

Our business operations can be categorized into three segments based on the type of products we produce and sell, specifically (i) Cordyceps Militaris, (ii) functional health beverages and (iii) organic and specialty food products. The following table illustrates the revenue from each of these three segments as well as the change of percentage for the periods indicated:

Net Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30,		Percent
	2013	2012	Change
Components of Net Revenue
Cordyceps Militaris	$8,797	$7,513	17.1%
Functional Health Beverages	2,535	2,000	26.7%
Organic and Specialty Food Products	542	522	3.7%
Total revenues	$11,874	$10,035	18.3%

We expect that majority of our revenue for 2013 will continue to be generated from our Cordyceps Militaris related products with the increase in production capacity of such products. In addition, we expect to see an increase in percentage of revenue coming from the beverage products in the future if we are successful in expanding our distribution channel of such products. We anticipate that sales and marketing related costs associated with branding, marketing and advertising of the functional health beverages will increase as a percentage of revenue. We also expect to increase our business development activities in the organic and specialty food products on a going forward basis.

Additional information regarding our products can be found at Note 18, Segment Information in our unaudited condensed consolidated financial statements contained under Part I, Item I “FINANCIAL STATEMENTS” above.

Cost of Goods Sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of goods sold increased by $0.26 million, or 10.5%, to approximately $2.73 million for the three months ended June 30, 2013 from approximately $2.47 million during the same period in 2012. This increase in cost of goods sold in dollar terms was commensurate with the increase in production costs associated with the beverages products and the increase in volume sold of Cordyceps Militaris. As a percentage of net revenue, the cost of goods sold decreased to 23.0% for the three months ended June 30, 2013 from 24.6% during the same period in 2012. The decrease in cost of goods sold as a percentage of revenue was mainly attributable to the increase in net revenue and the economies of scale commensurate with an increase in capacity and utilization which outpaced the increase in associated costs.

Gross Profit. Gross profit is equal to the difference between net revenue and cost of goods sold. Our gross profit increased by approximately $1.58 million, or 20.9%, to approximately $9.14 million for the three months ended June 30, 2013 from approximately $7.56 million during the same period in 2012. Gross profit as a percentage of net revenue, or gross margin, was 77% for the three months ended June 30, 2013, an increase of 1.6% from 75.4% during the same period in 2012. Such percentage increase was mainly due to the increase in the sales of our core Cordyceps Militaris products in the product mix which have a higher gross margin as compared to our beverages and organic and specialty foods.

Selling Expenses. Our selling expenses include sales commissions, cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, and other sales related costs. Selling expenses increased by approximately $0.01 million, or 1.7%, to approximately $0.47 million for the three months ended June 30, 2013 from approximately $0.46 million during the same period in 2012. The increase in selling expenses in terms of dollar for the three months ended June 30, 2013 was mainly attributable to the slight increase in selling and marketing expenses incurred relating to advertising activities. In addition, we paid more commission to our sales staff as a result of the increase in sales volume. As a percentage of net revenue, selling expenses decreased to 4.0% for the three months ended June 30, 2013 from 4.7% for the same period in 2012. The decrease in selling expenses as a percentage of revenue was mainly due to the increase in net revenue which outpaced the increase in selling expenses.

General and Administrative Expense. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased by approximately $0.04 million, or 4.8%, to approximately $0.70 million for the three months ended June 30, 2013 from approximately $0.66 million for the same period in 2012. The increase in terms of dollars was mainly attributable to the slight increase in payments for third party professional services. As a percentage of net revenue, general and administrative expenses were 5.9% for the three months ended June 30, 2013 as compared to 6.6% for the same period of 2012. The decrease of general and administrative expenses as a percentage of revenue was mainly attributable to the increase in net revenue which outpaced the increase in general and administrative expenses.

Income Before Income Tax. Income before income tax increased by approximately $1.45 million, or 21.9%, to approximately $8.08 million during the three months ended June 30, 2013 from approximately $6.63 million during the same period in 2012. As a percentage of net revenue, income before income tax increased to 68.1% during the three months ended June 30, 2013 from 66.1% during the same period in 2012. The increase of income before income tax in dollar terms and as a percentage of net revenue is mainly attributable to the increase in gross profit of $1.58 million and the decrease in other income of $0.09 million mainly as a result of the change in the fair value of outstanding warrants. All of our Series C Warrants expired by June 30, 2013.

Income Taxes. Nutrastar International Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Nutrastar International Inc. had no income taxable in the United States for the three months ended June 30, 2013. New Resources was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes. Oriental Global was formed in Hong Kong and under the current laws of Hong Kong, is not subject to income taxes. Our PRC subsidiary and the VIEs are subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing regulations, both of which became effective on January 1, 2008.

Both Daqing Shuaiyi and Harbin Shuaiyi have been subject to an income tax rate of 25% since 2012.

Income tax increased by approximately $0.39 million to approximately $2.12 million for the three months ended June 30, 2013 from approximately $1.73 million for the same period in 2012. Income tax expense for the three months ended June 30, 2013 increased because of the increase in net revenue and taxable income.

Net Income. Net income increased by approximately $1.06 million, or 21.7% to approximately $5.96 million for the three months ended June 30, 2013 from approximately $4.90 million for the same period of 2012, as a result of the factors described above.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues
Net revenue	$19,285	100%	$16,896	100%
Cost of goods sold	(4,503)	(23.3) %	(4,251)	(25.2) %
Gross profit	14,782	76.6%	12,645	74.8%
Selling expenses	(904)	(4.7) %	(848)	(5.0) %
General and administrative expenses	(1,290)	(6.7) %	(1,329)	(7.8) %
Income from operations	12,588	65.3%	10,468	62.0%
Other income and (expenses):
Interest income	163	0.9%	134	0.8%
Foreign exchange differences	27	0.1%	(11)	(0.1)%
Change in fair value of warrants	-	- %	141	0.8%
Total other income	190	1.0%	264	1.5%
Income before income tax	12,778	66.3%	10,732	63.5%
Provision for income tax	(3,400)	(17.6)%	(2,881)	(17.0)%
Net income	$9,378	48.6%	$7,851	46.5%

Net Revenue. Net revenue increased approximately $2.39 million, or 14.1%, to approximately $19.29 million for the six months ended June 30, 2013, from approximately $16.90 million for the same period in 2012. This increase was mainly attributable to the increase in sales of our core product, Cordyceps Militaris by $1.91 million and beverage products by $0.47 million. The increase in sales of our products was mainly driven by the continued increase in market demand for our products.

Business Segment Information

Our business operations can be categorized into three segments based on the type of products we produce and sell, specifically (i) Cordyceps Militaris, (ii) functional health beverages and (iii) organic and specialty food products. The following table illustrates the revenue from each of these three segments as well as the change of percentage for the periods indicated:

Net Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended June 30,		Percent
	2013	2012	Change
Components of Net Revenue
Cordyceps Militaris	$14,879	$12,971	14.7%
Functional Health Beverages	3,324	2,856	16.4%
Organic and Specialty Food Products	1,082	1,069	1.2%
Total revenues	$19,285	$16,896	14.1%

Cost of Goods Sold. Our cost of goods sold increased by $0.25 million, or 6%, to approximately $4.50 million for the six months ended June 30, 2013 from approximately $4.25 million during the same period in 2012. This increase in dollar terms was commensurate with the increase in production costs associated with the functional health beverages products and the increase in sales of Cordyceps Militaris. As a percentage of net revenue, the cost of goods sold decreased to 23.4% for the six months ended June 30, 2013 from 25.2% during the same period in 2012. Such decrease of cost of goods sold as a percentage of net revenue was mainly attributable to the economies of scale commensurate with an increase in capacity and utilization which outpaced the increase in associated costs.

Gross Profit. Our gross profit increased by approximately $2.14 million, or 16.9%, to approximately $14.78 million for the six months ended June 30, 2013 from approximately $12.65 million during the same period in 2012. Gross profit as a percentage of net revenue, or gross margin, was 76.6% for the six months ended June 30, 2013, an increase of 1.8% from 74.8% during the same period in 2012. Such increase percentage increase was mainly due to the increase in the sales of our core Cordyceps Militaris products in the product mix which have a higher gross margin as compared to our beverages and organic and specialty foods.

Selling Expenses. Selling expenses increased by approximately $0.05 million, or 6.6%, to approximately $0.90 million for the six months ended June 30, 2013 from approximately $0.85 million during the same period in 2012. The increase in selling expenses in terms of dollar for the six months ended June 30, 2013 was mainly attributable to the increase in selling and marketing expenses incurred relating to advertising activities. In addition, we paid more commission to our sales staff due to the increase in sales volume. As a percentage of net revenue, selling expenses decreased to 4.6% for the six months ended June 30, 2013 from 5.0% for the same period in 2012. The percentage decrease was mainly due to the increase in net revenue which outpaced the increase in selling expenses.

General and Administrative Expense. General and administrative expenses decreased by approximately $0.04 million, or 3%, to approximately $1.29 million for the six months ended June 30, 2013 from approximately $1.33 million for the same period in 2012. The decrease in terms of dollar was mainly attributable to the decrease in payments for third party professional services as company implemented administrative overhead cost control. As a percentage of net revenue, general and administrative expenses were 6.7% for the six months ended June 30, 2013 as compared to 7.9% for the same period of 2012. The percentage decrease was mainly was mainly due to the increase in net revenue combined with decrease in general and administrative expenses.

Income Before Income Tax. Income before income tax increased by approximately $2.05 million, or 19.1%, to approximately $12.78 million during the six months ended June 30, 2013 from approximately $10.73 million during the same period in 2012. As a percentage of net revenue, income before income tax increased to 66.3% during the six months ended June 30, 2013 from 63.5% during the same period in 2012. The increase of income before income tax in dollar terms and as a percentage of net revenue is mainly attributable to the increase in gross profit of $2.14 million offset by a decrease in other income of $0.08 million mainly as a result of the change in the fair value of outstanding warrants.

Income Taxes. Income tax increased by approximately $0.52 million to approximately $3.40 million for the six months ended June 30, 2013 from approximately $2.88 million for the same period in 2012. Income tax expense for the six months ended June 30, 2013 increased because of the increase in net revenue and taxable income.

Net Income. Net income increased by approximately $1.53 million, or 19.4% to approximately $9.38 million for the six months ended June 30, 2013 from approximately $7.85 million for the same period of 2012, as a result of the factors described above.

Liquidity and Capital Resources

General

As of June 30, 2013, we had cash and cash equivalents of approximately $87.85 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$10,936	$8,882
Net cash provided by investing activities	-	1,252
Net cash (used in) provided by financing activities	(27)	12
Foreign currency translation adjustment	1,412	(232)
Net cash flow	$12,321	$9,914

Operating Activities

Net cash provided by operating activities was approximately $10.94 million for the six month period ended June 30, 2013, which is an increase of approximately $2.06 million from approximately $8.88 million for the same period of 2012. The increase in the cash provided by operating activities was mainly attributable to a $1.53 million increase in net income for the six months ended June 30, 2013 compared to the prior period, and $0.53 million increase in cash provided by other operating activities contribution.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

For the six-month period ended June 30, 2013, there was no net cash used in or provided by investing activities, which is a decrease of approximately $1.25 million from the same period in year 2012. As a result of the completion of the Cordyceps Militaris capacity expansion and scaling back the expansion plan relating to the organic and specialty food segment of the business, which resulted in return of prior prepayment deposit, we did not incur expenses for the acquisition of property, plant or equipment.

Financing Activities

Net cash used in financing activities for the six-month period ended June 30, 2013 was approximately $27,000, an increase of approximately $39,000 from approximately $12,000 net cash provided by financing activities for the same period of 2012. The increase of the cash used in financing activities was mainly due to the fact that there was a decrease of $4,100 restricted cash released from an escrow account during the six-month period ended June 30, 2012 combined with the $27,000 repayment of related party expenditures for the six-month period ended June 30, 2013.

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

Effects of Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes and continually maintain effective cost controls in operations.

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

Use of estimates
The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the periods ended June 30, 2013 and 2012 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments granted.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	June 30, 2013	December 31, 2012
Balance sheet items, except for equity accounts	US$1=RMB6.1787	US$1=RMB6.2855

	Three months ended June 30,
	2013	2012
Items in the statements of income and cash flows	US$1=RMB6.2053	US$1=RMB6.3074

	Six months ended June 30,
	2013	2012
Items in the statements of income and cash flows	US$1=RMB6.2416	US$1=RMB6.3074

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

The Company believes that during the six months ended June 30, 2013 and 2012, it operated in three business segments –growing and sale of Cordyceps Militaris, which is widely used for Chinese medicine, manufacturing and sale of functional health beverages featuring the Cordyceps Militaris as a core ingredient, and sales of organic and specialty products.

Throughout the six months ended June 30, 2013 and 2012, all of the Company’s operations were carried out in one geographical segment - China.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lianyun Han and Mr. Robert Tick, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Lianyun Han and Mr. Robert Tick concluded that as of June 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 contains a detailed discussion of risk factors that could materially adversely affect our business, our operating results, or our financial condition. There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended June 30, 2013 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

101

The following financial information from The Nutrastar International Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 12, 2013

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

101

The following financial information from The Nutrastar International Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith.