Form 10-Q
period 2013-09-30
Nutrastar International Inc.
filed 2013-11-13
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes [   ]           No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 11, 2013 is as follows:

Class of Securities	Shares Outstanding
Common stock, $0.001 par value	15,953,826

PART I FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$93,160,098	$75,526,533
Accounts receivable	89,737	81,497
Inventories	1,638,953	965,251
Prepayments and other receivables	1,222,077	1,321,726
Total current assets	96,110,865	77,895,007
OTHER ASSETS
Intangible assets, net	1,220,574	1,552,022
Property, plant and equipment, net	15,601,555	15,991,060

Total assets	$112,932,994	$95,438,089

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Other payables and accruals	$1,938,935	$1,481,198
Taxes payable	2,552,924	2,981,136
Due to a related party	159,763	150,036
Preferred stock dividend payable	699,129	528,528
Warrants liabilities	-	173
Total current liabilities	5,350,751	5,141,071
Total liabilities	5,350,751	5,141,071
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 113,010 shares issued and outstanding; aggregate liquidation preference amount: $3,164,280 and $3,164,280, plus accrued but unpaid dividend of $699,129 and $528,528, at September 30, 2013 and December 31, 2012, respectively	2,577,324	2,577,324

Common stock, $0.001 par value, 190,000,000 shares authorized, 15,907,381 shares issued; 15,953,826 shares and 15,863,826 shares outstanding at September 30, 2013 and December 31, 2012, respectively	15,998	15,908

Additional paid-in capital	19,176,916	19,029,586
Statutory reserves	4,966,457	4,960,023
Treasury stock, at cost, 43,555 shares as of September 30, 2013 and December 31, 2012	(78,767)	(78,767)
Retained earnings	73,306,835	58,325,932
Accumulated other comprehensive income	7,617,480	5,467,012
Total stockholders' equity	107,582,243	90,297,018

Total liabilities and stockholders' equity	$112,932,994	$95,438,089

See accompanying notes to condensed consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
NET REVENUE	$10,935,950	$7,572,443	$30,221,420	$24,468,889
Cost of goods sold	(2,159,255)	(1,559,180)	(6,662,959)	(5,809,842)
GROSS PROFIT	8,776,695	6,013,263	23,558,461	18,659,047
Selling expenses	(435,920)	(350,426)	(1,340,176)	(1,198,434)
General and administrative expenses	(588,375)	(551,348)	(1,877,642)	(1,880,591)
Income from operations	7,752,400	5,111,489	20,340,643	15,580,022
Other income (expenses):
Interest income	72,633	59,957	235,122	193,839
Foreign exchange differences	21,517	(3,440)	47,974	(14,607)
Change in fair value of warrants	-	(25,915)	173	114,845
Total other income	94,150	30,602	283,269	294,077
Income before income taxes	7,846,550	5,142,091	20,623,912	15,874,099
Provision for income taxes	(2,066,105)	(1,397,501)	(5,465,974)	(4,278,897)
NET INCOME	5,780,445	3,744,590	15,157,938	11,595,202
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	521,176	(199,602)	2,150,468	(486,711)
COMPREHENSIVE INCOME	$6,301,621	$3,544,988	$17,308, 406	$11,108,491
Earnings per share:
Basic	$0.36	$0.24	$0.94	$0.74
Diluted	$0.34	$0.23	$0.89	$0.70
Weighted average number of shares outstanding:
Basic	15,919,261	15,402,196	15,882,507	15,376,476
Diluted	17,060,119	16,532,296	17,018,122	16,515,212

See accompanying notes to condensed consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	Preferred Stock		Common Stock						Accumulated
					Additional				Other
	Number		Number		Paid-in	Treasury	Statutory	Retained	Comprehensive
	of Shares	Amount	of Shares	Amount	Capital	Stock	Reserves	Earnings	Income	Total

Balance at January 1, 2013	113,010	$2,577,324	15,863,826	$15,908	$19,029,586	$(78,767)	$4,960,023	$58,325,932	$5,467,012	$90,297,018
Net income	-	-	-	-	-	-	-	15,157,938	-	15,157,938
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	2,150,468	2,150,468
Preferred stock dividend	-	-	-	-	-	-	-	(170,601)	-	(170,601)
Appropriation of statutory reserves	-	-	-	-	-	-	6,434	(6,434)	-	-
Share-based payment to non-employees	-	-	-	-	4,767	-	-	-	-	4,767
Share-based payment to employees	-	-	-	-	142,653	-	-	-	-	142,653
Issuance of restricted stock to non-employees	-	-	15,000	15	(15)	-	-	-	-	-
Issuance of restricted stock to employees	-	-	75,000	75	(75)	-	-	-	-	-

Balance at September 30, 2013 (Unaudited)	113,010	$2,577,324	15,953,826	$15,998	$19,176,916	$(78,767)	$4,966,457	$73,306,835	$7,617,480	$107,582,243

See accompanying notes to condensed consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,157,938	$11,595,202
Adjustments to reconcile net income to cash provided by operating activities:
Change in fair value of warrants	(173)	(114,845)
Depreciation and amortization	1,101,320	926,272
Share-based compensation expense – employees	142,653	313,262
Share-based compensation expense – non employees	4,767	-
(Increase) decrease in assets:
Accounts receivable	(6,347)	(1,110)
Inventories	(645,094)	(321,613)
Prepayments and other receivables	127,818	109,625
Increase (decrease) in liabilities:
Accounts payable		(6,323)
Other payables and accruals	421,181	277,756
Taxes payable	(489,557)	(737,396)
Net cash provided by operating activities	15,814,506	12,040,830

CASH FLOWS FROM INVESTING ACTIVITIES:
Refund of prepayments for cold studios	-	1,266,424
Purchase of property, plant and equipment	-	(15,903)
Net cash provided by investing activities	-	1,250,521

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	-	4,170
Purchase of common stock	-	(69,214)
(Repayment to) advance from related party	(36,106)	82,674
Net cash (used in) provided by financing activities	(36,106)	17,630

Foreign currency translation adjustment	1,855,165	(390,824)

INCREASE IN CASH AND CASH EQUIVALENTS	17,633,565	12,918,157
CASH AND CASH EQUIVALENTS, at the beginning of the period	75,526,533	54,556,329

CASH AND CASH EQUIVALENTS, at the end of the period	$93,160,098	$67,474,486

NON-CASH TRANSACTIONS
Preferred stock and dividend converted into common stock	$-	$995,587
Preferred stock dividend payable	170,601	218,685
Share-based payment to officers and directors under equity incentive plan	142,653	313,262
Share-based payment to non-employees	4,767	-
SUPPLEMENTAL DISCLOSURE INFORMATION
Income taxes paid	$5,605,361	$4,773,432

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1               DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

As of September 30, 2013, details of the subsidiaries and affiliates of the Company are as follows:

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

Use of estimates
The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the periods ended September 30, 2013 and 2012 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments granted.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2               SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Research and development costs
Research and development costs are expensed as incurred, and charged to general and administrative expenses. Research and development costs were $119,452 and $129,921 for the nine months ended September 30, 2013 and 2012, respectively, and $39,753 and $38,566 for the three months ended September 30, 2013 and 2012, respectively.

Advertising costs
The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were $10,401 and $6,902 for the nine months ended September 30, 2013 and 2012, respectively, and $45 and $4,698 for the three months ended September 30, 2013 and 2012, respectively.

Shipping and handling costs
Substantially all costs of shipping and handling of products to customers are included in selling expense. Shipping and handling costs for the nine months ended September 30, 2013 and 2012 were insignificant.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	September 30, 2013	December 31, 2012
Balance sheet items, except for equity accounts	US$1=RMB6.1480	US$1=RMB6.2855

	Three months ended September 30,
	2013	2012
Items in the statements of income and cash flows	US$1=RMB6.1678	US$1=RMB6.3344

	Nine months ended September 30,
	2013	2012
Items in the statements of income and cash flows	US$1=RMB6.2149	US$1=RMB6.3170

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

The Company believes that during the nine months ended September 30, 2013 and 2012, it operated in three business segments – growing and sales of Cordyceps Militaris, which is widely used for Chinese medicine, manufacturing and sale of functional health beverages featuring the Cordyceps Militaris as a core ingredient, and sales of organic and specialty products.

Throughout the nine months ended September 30, 2013 and 2012, all of the Company’s operations were carried out in one geographical segment - China.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2               SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Recent accounting pronouncements
In February 2013, the FASB issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220): The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

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

The Company’s assets and liabilities measured at fair value on a recurring basis includes cash and cash equivalents, trade and other receivables, payables and derivative instruments – warrants.

The carrying values of cash and cash equivalents, trade and other receivables and payables approximate their fair values due to the short maturities of these instruments. The carrying value of derivative instruments – warrants, being classified as level 2 financial instruments, was nil and $173 as of September 30, 2013 and December 31, 2012, respectively.

There was no asset or liability measured at fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3               FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (CONTINUED)

For stock-based derivative financial instruments, the Company uses Monte-Carlo simulation methods to value the derivative instruments at inception and on subsequent valuation dates. These stock-based derivative financial statements, including Series A Series B Warrants and Series C Warrants expired on December 16, 2012 and June 28, 2013, respectively (note 10)

NOTE 4               ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	September 30,	December 31,
	2013	2012

Accounts receivable	$89,737	$81,497
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$89,737	$81,497

No allowance was deemed necessary as of September 30, 2013 and December 31, 2012.

NOTE 5               INVENTORIES

Inventories by major categories are summarized as follows:

	September 30,	December 31,
	2013	2012

Raw materials	$258,110	$321,207
Work in progress	468,809	397,991
Finished goods	912,034	246,053

Total	$1,638,953	$965,251

NOTE 6               PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	September 30,	December 31,
	2013	2012

Prepayments for raw material purchasing	$1,213,944	$1,310,112
Other receivables, net of $nil allowance	8,133	11,614

	$1,222,077	$1,321,726

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7               INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	September 30,	December 31,
	2013	2012

Computer software, cost	$1,615	$1,580
Exclusive right to use a secret process, cost	4,881,596	4,774,807
Less: Accumulated amortization	(3,662,637)	(3,224,365)

	$1,220,574	$1,552,022

In April 2006, the Company purchased from a third party a ten-year exclusive right to use a secret process and method in the cultivation and growing of Cordyceps Militaris, which is widely used for traditional Chinese medicine, for a cash consideration of RMB30,000,000, payable over five years. The exclusive right is amortized over its term of ten years using the straight-line method.

Amortization expense was $362,217 and $356,363 for the nine months ended September 30, 2013 and 2012, respectively, and $121,772 and $118,426 for the three months ended September 30, 2013 and 2012, respectively. The estimated expense of the intangible assets over each of the next four years will be:-

Remainder of fiscal 2013	$122,052
Fiscal 2014	488,212
Fiscal 2015	488,212
Fiscal 2016	122,098

$1,220,574

NOTE 8               PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30,	December 31,
	2013	2012
Cost:
Buildings	$19,619,183	$19,189,999
Office equipment	28,970	28,337
Machinery	136,670	133,680
Motor vehicles	118,255	115,668
Total cost	19,903,078	19,467,684
Less: Accumulated depreciation	(4,301,523)	(3,476,624)
Net book value	$15,601,555	$15,991,060

Depreciation expense was $739,103 and $569,909 for the nine months ended September 30, 2013 and 2012 respectively, and $248,420 and $189,364 for the three months ended September 30, 2013 and 2012, respectively.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9               OTHER PAYABLES, ACCRUALS AND TAXES PAYABLE

Other payables and accruals consisted of the following:

	September 30,	December 31,
	2013	2012
Accrued staff costs	$1,873,135	$1,427,792
Other payables	65,800	53,406
	$1,938,935	$1,481,198

Taxes payable consisted of the following:

	September 30,	December 31,
	2013	2012
Value added tax	$445,573	$756,525
Income tax	2,026,628	2,120,116
Others	80,723	104,495
	$2,552,924	$2,981,136

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

The following table sets out the allocation of the proceeds from the Private Placement:
Proceeds of the private placement on June 7, 2010	$3,524,342
Allocation of proceeds to Series C Warrants to investors	(718,698)
Allocation of proceeds to beneficial conversion feature	(1,143,198)
Amortization of discount resulting from the accounting for a beneficial conversion feature	1,143,198
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	2,805,644
Preferred stock converted into common stock	(85,546)
Convertible Series A Preferred Stock at December 31, 2011	2,720,098
Preferred stock converted into common stock	(689,392)
Convertible Series A Preferred Stock at December 31, 2012 and September 30, 2013	$2,030,706

Proceeds of the private placement on June 28, 2010	$2,121,938
Allocation of proceeds to Series C Warrants to investors	(418,668)
Allocation of proceeds to beneficial conversion feature	(644,532)
Amortization of discount resulting from the accounting for a beneficial conversion feature	644,532
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	1,703,270
Preferred stock converted into common stock	(1,052,162)
Convertible Series A Preferred Stock at December 31, 2011	651,108
Preferred stock converted into common stock	(104,490)
Convertible Series A Preferred Stock at December 31, 2012 and September 30, 2013	$546,618

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10             STOCKHOLDERS’ EQUITY (CONTINUED)

Accounting for Series A Preferred Stock (continued)

During the nine months ended September 30, 2013, no Series A Preferred Stock were converted into common stock and no common stock was issued to the investors as settlement of stock dividends. For the year ended December 31, 2012, 34,810 shares of Series A Preferred Stock were converted into 348,100 shares of common stock, at a 1 for 10 ratio. In addition, during the year ended December 31, 2012, 34,150 shares of common stock were issued to the investors as settlement of stock dividends of $201,705.

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

Accounting for Series A, Series B and Series C Warrants

Series A and Series B Warrants issued to certain investors on December 17, 2009 to purchase 500,000 shares of the Company’s common stock had a term of three years and exercise prices of $3.25 and $4.00 per share, respectively. These warrants contain standard anti-dilution provisions for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction. Because these warrants do not contain any contingent exercise provisions and their settlement amount will equal the difference between the fair value of a fixed number of the Company’s equity shares and a fixed strike price, these warrants, which are freestanding instruments, qualify for the scope exception under the guidance provided in ASC 815-40-15-5 through 815-40-15-8, and are considered indexed to the Company’s own stock. Accordingly, Series A and Series B Warrants have been classified as equity. Series A and Series B Warrants expired on December 16, 2012. (note 3)

Since the Series C Warrants issued to the investors and the placement agent in June 2010 contain reset exercise price provisions, the Company had determined to classify these warrants as derivative liabilities. The reset exercise provisions of the warrants issued to the investors and the placement agent in June 2010 were recorded at their relative fair values at issuance of $1,182,860 and would continue to be recorded at fair market value at each subsequent balance sheet date, Any change in value between reporting periods would be recorded as other income (expense). These warrants would continue to be reported as a liability until such time when they were exercised or expire. The fair value of these warrants was estimated using Monte-Carlo simulation methods. All Series C Warrants expired on June 28, 2013. (note 3)

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10             STOCKHOLDERS’ EQUITY (CONTINUED)

Accounting for Series A, Series B and Series C Warrants (continued)

As of September 30, 2013, the fair value of these outstanding Series C Warrants was determined to be nil. The Company recorded $173 and $ 114,845 in other income related to the change in the fair value of the Series C Warrants during the nine months ended September 30, 2013 and 2012, respectively, and nil and $(25,915) in other income (expense) during the three months ended September 30, 2013 and 2012, respectively. There was no cash flow impact for the warrant liability until the Series C Warrants were exercised and there had been no warrants exercised.

The following table presents a reconciliation of the warrant liabilities measured at fair value on a recurring basis using Level 2 from January 1, 2012 to September 30, 2013:

Warrant
liabilities
Balance at January 1, 2012	$144,411
Change in fair value included in earnings	(144,238)
Balance at December 31, 2012	173
Change in fair value included in earnings	(173)
Balance at September 30, 2013	$-

IR Warrants

On May 27, 2010, the Company entered into an investor relations agreement with a consultant in which the consultant would provide certain consulting services to the Company for a term of one year. In exchange for the consulting services provided, the consultant should receive (i) a cash fee of $100,000 and (ii) 100,000 warrants (the “IR Warrants”) at an exercise price of $3.80 and a term of three years from issuance date. The above 100,000 IR Warrants were issued on July 1, 2010. The grant date fair value of these IR warrants was estimated at $89,435 using Black-Scholes valuation model and nil was charged as general and administrative expenses during the nine months ended September 30, 2013 and 2012.

Warrants issued and outstanding at September 30, 2013, and changes from January 1, 2012 to September 30, 2013 are as follows:

		Weighted
	Number of	Average	Average Remaining
	underlying	Exercise	Contractual Life
	shares	Price	(years)
Balance, January 1, 2012	1,588,501	$3.50	1.29
Granted
Forfeited	(500,000)	$3.63	-
Exercised	-	-	-
Outstanding at December 31, 2012	1,088,501	$3.44	0.45
Granted	-	-	-
Forfeited	(1,088,501)	$3.44	-
Exercised	-	-
Outstanding at September 30, 2013	-	$-	-
Exercisable at September 30, 2013	-	$-	-

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

NOTE 12             SHARE-BASED COMPENSATION

The Company was authorized to issue an aggregate of 2,500,000 shares of its common stock under the 2009 Equity Incentive Plan (“2009 Equity Incentive Plan”) as equity awards of incentive stock options, non-statutory stock options, restricted stock, and other equity incentives to employees, officers, directors and consultants. The 2009 Equity Incentive Plan expires in 2019 and as of September 30, 2013, there were905,000 shares of common stock available for grant pursuant to the 2009 Equity Incentive Plan.

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

On August 8, 2013, the Company entered into a stock option agreement with Mr. Robert Tick (“Mr. Tick”), the Chief Financial Officer of the Company, under the Company’s 2009 Equity Incentive Plan. Pursuant to the terms of the stock option agreement, Mr. Tick was granted options to purchase an aggregate of 75,000 shares of common stock of the Company, consisting of, an option to purchase 37,500 shares that will vest in 2013 with an exercise price of $0.83 per share, and an option to purchase 37,500 shares that will vest in 2014 with an exercise price of $0.83 per share. Each of these options expires three years after their respective vesting dates.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12             SHARE-BASED COMPENSATION (CONTINUED)

Stock options granted to Management (continued)

Summary of options issued and outstanding at September 30, 2013 and the movements during January 1,2012 to September 30,2013 are as follows:

		Weighted-
	Number of	Average	Aggregate	Weighted- Average
	Underlying	Exercise Price	Intrinsic	Contractual Life
	Shares	Per Share	Value (1)	Remaining in Years

Outstanding at January 1, 2012	150,000	$3.50	-	3.25
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited			-
Outstanding at December 31, 2012	150,000	$3.50	$-	2.25
Granted	75,000	$0.83	-	3.33
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2013	225,000	$2.61	$-	2.11
Exercisable at September 30, 2013	150,000	$3.50	$-	1. 50

(1)	The market value of the Company’s common stock at September 30, 2013 was $1.10. The outstanding options to Mr. Tick had no intrinsic value at September 30, 2013.

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Also in accordance with ASC Topic 718, incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. The fair value of the option award was estimated on the date of grant using the Black-Scholes option valuation model. The valuation was based on the assumptions noted in the following table.

Expected volatility	73%
Expected dividend	0%
Expected terms (in year)	1
Risk-free rate	0.12%

Accordingly, the Company recognized compensation expense of $3,721 and $3,721 in relation to the options granted to Mr. Tick for the three and nine months ended at September 30, 2013. The Company recognized compensation expense of $22,123 and $65,888 in relation to the options granted to Mr. Tick for the three and nine months ended September 30, 2012, respectively.

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

Accordingly, the Company recognized compensation expense of nil and $75,417, related to the restricted shares granted to Mr. Tick for the three and nine months ended September 30, 2013; and $36,250 and $111,250 for the three and nine months ended September 30, 2012, respectively, based on the estimated grant-date fair value of the Company’s common stock of $3.00.

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

On August 8, 2013, the Company also entered into a restricted shares grant agreement (the "Third Restricted Shares Grant Agreement") under the Company’s 2009 Equity Incentive Plan with Mr. Tick. Pursuant to the terms of the Third Restricted Shares Grant Agreement, the Company granted to Mr. Tick 75,000 restricted shares (the “Third Restricted Shares”) of the Company’s common stock subject to the vesting schedule therein. If Mr. Tick’s service with the Company ceases for any reason other than Mr. Tick’s (a) death, (b) disability, (c) retirement, or (d) termination by the Company without cause, any unvested restricted shares will be automatically forfeited to the Company.

The Third Restricted Shares vest under the following schedule: 37,500 shares vest on November 15, 2013 and 37,500 shares vest on April 15, 2014.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12             SHARE-BASED COMPENSATION (CONTINUED

Restricted shares granted to Management (contined)

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

Accordingly, the Company recognized compensation expense of $13,446 and $13,446, related to the Third Restricted Shares granted to Mr. Tick for the three and nine months ended September 30, 2013; and nil for the three and nine months ended September 30, 2012, respectively, based on the estimated grant-date fair value of the Company’s common stock of $0.83.

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

Accordingly, the Company recognized compensation expense of $414,000 related to the Employee Restricted Shares granted to these employees for the year ended December 31, 2012, based on the estimated grant-date fair value of the Company’s common stock of $1.15.

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

Accordingly, the Company recognized a total compensation expense of $16,874 and $50,070 related to the restricted shares granted to the directors for the three and nine months ended September 30, 2013, respectively, and $46,925 and $136,124 for the three and nine months ended September, 2012, based on the estimated grant-date fair values of the Company’s common stock of $2.98 on October 5, 2010, $3.28 on January 24, 2011 and $2.41 on August 11, 2011 and $1.15 on November 26, 2012.

Unregistered shares granted to consultant

On August 1, 2012, the Company entered into an investor relations agreement with a consultant in which the consultant would provide certain consulting services to the Company for a term of one year. In exchange for the consulting services provided, the consultant should receive 35,000 restricted shares, 25,000 of which vested on October 9, 2012 and 10,000 vested on December 3, 2012. The Company recognized compensation expense of $45,000 related to the restricted shares granted to the consultant during the year ended December 31, 2012, based on the fair values of the Company’s common stock of $1.30 on October 9, 2012 and $1.25 on December 3, 2012.

On August 8, 2013, the Company entered into an investor relations agreement with a consultant in which the consultant would provide certain consulting services to the Company for a term of ten months. In exchange for the consulting services provided, the consultant should receive 25,000 unregistered shares, among which 15,000 shares were issued to the consultant and its designees and the remaining 10,000 shares will issue on or about January 1, 2014. The Company recognized compensation expense of $4,767 during the three and nine months ended September 30, 2013, based on the fair values of the Company’s common stock per share of $1.05 on September 16, 2013 for the 15,000 unregistered shares issued on September 16, 2013; and an estimated fair value of $1.10 for the 10,000 unregistered shares to be issue on or about January 1, 2014 as of September 30, 2013.

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

All the subsidiaries and VIEs are subject to an EIT rate of 25% for the three and nine months ended September 30, 2013 and 2012. No provision for PRC taxes was made for Heilongjiang Shuaiyi and Harbin Baixin which had no taxable income in the PRC.

No provision for other overseas taxes is made as none of Nutrastar, New Resources and Oriental Global has any taxable income in the U.S., British Virgin Islands or Hong Kong, respectively.

The Company’s income tax expense consisted of:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Current income tax – PRC	$2, 066,105	$1,397,501	$5,465,974	$4,278,897
Deferred	-	-	-	-

	$2, 066,105	$1,397,501	$5,465,974	$4,278,897

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Pre-tax income	$7,846,550	$5,142,091	$20,623,912	$15,874,099

U.S. federal corporate income tax rate	34%	34%	34%	34%
Income tax computed at U.S. federal corporate income tax rate	2,667,827	1,748,311	7,012,130	5,397,194
Reconciling items:
Loss not recognized as deferred tax assets	74,475	74,289	260,316	284,825
Change in fair value of warrants	-	8,811	(59)	(39,047)
Rate differential for PRC earnings	(723,087)	(484,771)	(1,916,684)	(1,493,698)
Non-deductible expenses and non-reportable income	46,890	50,861	110,271	129,623
Effective tax expense	$2,066,105	$1,397,501	$5,465,974	$4,278,897

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13             INCOME TAXES (CONTINUED)

The Company had deferred tax assets as follows:

	September 30,	December 31,
	2013	2012

Net operating losses carried forward	$1,529,239	$1,300,492
Less: Valuation allowance	(1,529,239)	(1,300,492)
Net deferred tax assets	$-	$-

As of September 30, 2013 and December 31, 2012, the Company had $ 4,497,763 and $3,824,976, respectively, of net operating loss carry forwards available to reduce future taxable income which will expire in various years through 2030. Management believes it is more-likely-than-not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of September 30, 2013 and December 31, 2012, the Company had no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and did not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three and nine months ended September 30, 2013 and 2012, and no provision for interest and penalties was deemed necessary as of September 30, 2013 and December 31, 2012.

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

NOTE 14             EARNINGS PER SHARE

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the two years presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Income available to common stockholders:
- Net income	$5,780,445	$3,744,590	$15,157,938	$11,595,202
Less: Preferred stock dividend	(58,355)	(79,811)	(170,601)	(218,685)
Income available to common stockholders (Basic)	$5,722,090	$3,664,779	$14,987,337	$11,376,517
Add: Preferred stock dividend	58,355	79,811	170,601	218,685
Income available to common shareholders (Diluted)	5,780,445	3,744,590	15,157,938	11,595,202
Weighted average number of shares:
- Basic	15,919,261	15,402,196	15,882,507	15,376,476
- Effect of dilutive preferred stock	1,130,100	1,130,100	1,130,100	1,138,736
- Effect of dilutive restricted stock units	10,758	-	5,515	-
- Diluted	17,060,119	16,532,296	17,018,122	16,515,212
Net income per share
- Basic	$0.36	$0.24	$0.94	$0.74
- Diluted	$0.34	$0.23	$0.89	$0.70

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14             EARNINGS PER SHARE (CONTINUED)

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding to assume the issuance of all dilutive potential common shares upon conversion.

The diluted earnings per share calculation for the nine months ended September 30, 2013 did not include the warrants, management options and restricted shares to purchase up to 1,088,501 shares, 150,000 shares and 60,000 shares of common stock, respectively, because their effect was anti-dilutive.

The diluted earnings per share calculation for the three months ended September 30, 2013 did not include the warrants, management options and restricted shares to purchase up to nil shares, 150,000 shares and 60,000 shares of common stock, respectively, because their effect was anti-dilutive.

NOTE 15             RELATED PARTY TRANSACTIONS

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:-

(a)	Due to related parties

	September 30, 2013	December 31, 2012

Due to Ms. Lianyun Han, Chairperson, CEO and President of the Company	$159,763	$150,036

The amount due to Ms. Han was non-interest bearing, unsecured and without a fixed repayment date.

(b)	Lease of land

For the nine months ended September 30, 2013 and 2012, the Company paid rental expense of $43,625 and $42,920, respectively, for the land leased from Heilongjiang Shuaiyi Technology Development Co., Ltd. (“Shuaiyi Technology”). Shuaiyi Technology and the Company are under common control and management.

For the three months ended September 30, 2013 and 2012, the Company paid rental expense of $14,666 and $14,263 for the land leased from Shuaiyi Technology, respectively.

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

The Company currently intends to move the Company headquarters to this office building by the end of 2014.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16             CONCENTRATION RISK

(a)      Concentration of credit risk

As of September 30, 2013 and December 31, 2012, almost all of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

1)       For the nine months ended September 30, 2013 and for the year ended December 31, 2012, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of September 30, 2013 and December 31, 2012 also arose in the PRC.

The following individual customer accounted for 10% or more of the Group’s revenues for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Lai En Century Co. Ltd	24.2%	21.9%	26.0%	26.5%

Individual customer amounts receivable that represented 10% or more of total accounts receivable as of September 30, 2013 and as of December 31, 2012 were as follows:

	Percentage of accounts receivable as of
	September 30,	December 31,
	2013	2012
Great Northern Wilderness Grain and Oil Warehouse Market	55.1%	59.3%
Beijing Green Grass Hall Biological Technology Co., Ltd	17.7%	-%
Dalian Exalts Trade Co., Ltd	15.5%	-%
Shenyang Wellhope Group	11.7%	-%
Gongda Group Property Mgmt Co. (Zhong Yang Hong Supermarket)	-%	12.7%
Shandong Jinan Qing Jie Company	-%	15.8%
Harbin Te Anna Pharmaceutical Companies Jilin Branch	-%	12.2%

2)       For the nine months ended September 30, 2013 and for the year ended 2012, all of the Company’s purchases arose in the PRC. In addition, all accounts payable as of September 30, 2013 and December 31, 2012 also arose in the PRC.

The following suppliers accounted for 10% or more of the Group’s procurement for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Heilongjiang Xianfeng Agricultural Materials Trading Co. Ltd	23.1%	36.6%	25.4%	28.7%
Harbin Reservation During The Oil Co. Ltd.	22.1%	47.8%	21.8%	24.7%
Zhangjiagang Nong Nong Drinking and Food Co. Ltd	38.1%	-%	26.2%	16.6%
Na He Lao Cai Warehousing	9.4%	17.7%	8.2%	9.0%
Foshan GuangLiang Drinking and Food Ltd Co.	-%	-%	7.0%	12.1%

No any individual supplier accounted for 10% or more of total accounts payable as of September 30, 2013 and as of December 31, 2012.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16             CONCENTRATION RISK (CONTINUED)

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17             COMMITMENTS AND CONTINGENCIES

(a)      Operating leases

The Company has entered into tenancy agreements for the leases of an exhibition hall and land with a third party and a related company, Shuaiyi Technology (see 15(b)), respectively, for the purposes of the operation of its VIEs. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of September 30, 2013 are as follows:

	Related Parties	Non-related Parties	Total

Remainder of fiscal year ending December 31, 2013	$15,676	$9,759	$25,435
Fiscal year ending December 31, 2014	58,800	-	58,800
Fiscal year ending December 31, 2015	58,800	-	58,800
Fiscal year ending December 31, 2016	58,800	-	58,800
Fiscal year ending December 31, 2017 and thereafter	817,583	-	817,583

Total	$1,009,659	$9,759	$1,019,418

During the nine months ended September 30, 2013 and 2012, rental expenses under operating leases amounted to $82,936 and $79,216, respectively.

During the three months ended September 30, 2013 and 2012, rental expenses under operating leases amounted to $29,945and $25,516, respectively.

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

During the nine months ended September 30, 2013 and 2012, all of the Company’s operations were carried out in one geographical segment - China.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18             SEGMENT INFORMATION (CONTINUED)

The Company’s segment revenue and results for the nine months ended September 30, 2013 and 2012 are as follows:

	Nine Months Ended September 30, 2013
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$23,907,000	$4,681,127	$1,633,293	$-	$30,221,420

Segment income before income taxes	$18,532,932	$2,801,354	$92,400	$(802,774)	$20,623,912
Income before income taxes					$20,623,912

Segment assets	$109,326,450	$63,371	$1,511,933	$2,031,240	$112,932,994
Total assets					$112,932,994

Other segment information:
Depreciation and amortization	$1,018,562	$4,123	$1,374	$77,261	$1,101,320
Expenditure for segment assets	$-	$-	$-	$-	$-

	Nine Months Ended September 30, 2012
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$19,051,586	$3,828,170	$1,589,133	$-	$24,468,889

Segment income before income taxes	$14,137,987	$2,533,817	$96,506	$(894,211)	$15,874,099
Income before income taxes					$15,874,099

Segment assets	$79,312,672	$66,831	$5,349,990	$2,518,066	$87,247,559
Total assets					$87,247,559

Other segment information:
Depreciation and amortization	$839,890	$4,057	$4,057	$78,268	$926,272
Expenditure for segment assets	$-	$-	$15,903	$-	$15,903

The Company’s segment revenue and results for the three months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30, 2013
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$9,028,155	$1,357,596	$550,199	$-	$10,935,950

Segment income before income taxes	$7,168,285	$882,252	$27,610	$(231,597)	$7,846,550
Income before income taxes					$7,846,550

Segment assets	$109,326,450	$63,371	$1,511,933	$2,031,240	$112,932,994

Total assets					$112,932,994

Other segment information:
Depreciation and amortization	$342,426	$1,386	$5	$26,375	$370,192
Expenditure for segment assets	$-	$-	$-	$-	$-

	Three Months Ended September 30, 2012
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$6,080,913	$972,134	$519,396	$-	$7,572,443

Segment income before income taxes	$4,742,947	$666,560	$31,905	$(299,321)	$5,142,091
Income before income taxes					$5,142,091

Segment assets	$79,312,672	$66,831	$5,349,990	$2,518,066	$87,247,559

Total assets					$87,247,559

Other segment information:
Depreciation and amortization	$279,112	$1,348	$1,348	$25,982	$307,790
Expenditure for segment assets	$-	$-	$-	$-	$-

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

Our primary product is Cordyceps Militaris, also known as Chinese Golden Grass. Cordyceps Militaris is a species of parasitic fungus that is typically found in Northeastern China. It is a precious ingredient in traditional Chinese medicine, as Cordyceps Militaris is widely believed in China to offer high medical and health benefits by nourishing the yin, boosting the yang, and invigorating the meridians of the lungs and kidneys. According to Georges Halpern's Healing Mushrooms, certain research has shown that Cordyceps Militaris may boost the immune system, and can be used as a supplement for combating certain effects of fatigue and aging, the occurrences of certain tumors, and combating arteriosclerosis and certain gastrointestinal disorders, as well as reducing blood pressure. In addition, Cordyceps Militaris has significantly high economic values and according to Halpern, wild Cordyceps Militaris can cost as much as $10,000 per kilogram. Due to the extremely sensitive growing conditions of Cordyceps Militaris, it is very difficult to grow the plant in a man-made environment. After several years of laboratory tests, we developed a technology to commercially grow and produce Cordyceps Militaris in 2006. Through Daqing Shuaiyi, we generated 82.6% and 80.3% of our revenues from Cordyceps Militaris for the third quarter of 2013 and 2012, respectively. We plan to continue to focus on Cordyceps Militaris related based consumer products, which is our fastest growing product line with the greatest market demand and a significantly higher profit margin.

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

Third Quarter Financial Performance Highlights

We continued to experience strong demand for our products during the third quarter of 2013, which resulted in continued growth in our revenues and net income for the quarter.

The following are some financial highlights for the third quarter of 2013:

  Net Revenue: Our net revenue was approximately $10.94 million for the third quarter of 2013, an increase of 44.4% from $7.57 million of the same quarter of last year.

  Gross Margin: Gross margin was 80.3% for the third quarter of 2013, as compared to 79.4% for the same period in 2012.

  Operating Profit: Operating profit was approximately $7.75 million for the third quarter of 2013, an increase of 51.7% from $5.11 million of the same period last year.

  Net Income: Net income was approximately $5.78 million for the third quarter of 2013, an increase of 54.4% from $3.74 million the same period of last year.

  Basic and fully diluted earnings per share were $0.36 and $0.34 for the third quarter of 2013.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table sets forth the key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues
Net revenue	$10,936	100%	$7,572	100%
Cost of goods sold	(2,159)	(19.7) %	(1,559)	(20.6) %
Gross profit	8,777	80.3%	6,013	79.4%
Selling expenses	(436)	(4.0) %	(350)	(4.6) %
General and administrative expenses	(588)	(5.4) %	(551)	(7.3) %
Income from operations	7,752	70.9%	5,111	67.5%
Other income and (expenses):
Interest income	73	0.7%	60	0.8%
Foreign exchange differences	22	0.2%	(3)	(0.1) %
Change in fair value of warrants	-	- %	(26)	(0.3) %
Total other income	94	0.9%	31	0.4%
Income before income tax	7,847	71.8%	5,142	67.9%
Provision for income tax	(2,066)	(18.9) %	(1,398)	(18.5) %
Net income	$5,780	52.9%	$3,745	49.4%

Net Revenue. Net revenue is generated from the sale of our products. Net revenue increased approximately $3.36 million, or 44.4%, to approximately $10.94 million for the three months ended September 30, 2013, from approximately $7.57 million for the same period in 2012. This increase was mainly attributable to the increase in sales of our core products, Cordyceps Militaris by $2.95 million and our beverage products by $0.39 million. The increase in sales of our products was mainly driven by the continued increase in market demand for our products.

Business Segment Information

Our business operations can be categorized into three segments based on the type of products we produce and sell, specifically (i) Cordyceps Militaris, (ii) functional health beverages and (iii) organic and specialty food products. The following table illustrates the revenue from each of these three segments as well as the percentage change for the periods indicated:

Net Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended
	September 30,		Percent
	2013	2012	Change
Components of Net Revenue
Cordyceps Militaris	$9,028	$6,081	48.5%
Functional Health Beverages	1,358	972	39.7%
Organic and Specialty Food Products	550	519	5.9%
Total revenues	$10,936	$7,572	44.4%

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

Cost of Goods Sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of goods sold increased by $0.60 million, or 38.5%, to approximately $2.16 million for the three months ended September 30, 2013 from approximately $1.56 million during the same period in 2012. This increase in cost of goods sold in dollar terms was commensurate with the increase in production costs associated with the beverages products and the increase in volume sold of Cordyceps Militaris. As a percentage of net revenue, the cost of goods sold decreased to 19.7% for the three months ended September 30, 2013 from 20.6% during the same period in 2012. The decrease in cost of goods sold as a percentage of revenue was mainly attributable to the increase in net revenue and the economies of scale commensurate with an increase in capacity and utilization which outpaced the increase in associated costs.

Gross Profit. Gross profit is equal to the difference between net revenue and cost of goods sold. Our gross profit increased by approximately $2.76 million, or 46.0%, to approximately $8.78 million for the three months ended September 30, 2013 from approximately $6.01 million during the same period in 2012. Gross profit as a percentage of net revenue, or gross margin, was 80.3% for the three months ended September 30, 2013, an increase of 0.9% from 79.4% during the same period in 2012. Such percentage increase was mainly due to the increase in the sales of our core Cordyceps Militaris products in the product mix which have a higher gross margin as compared to our beverages and organic and specialty foods.

Selling Expenses. Our selling expenses include sales commissions, cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, and other sales related costs. Selling expenses increased by approximately $0.09 million, or 24.4%, to approximately $0.44 million for the three months ended September 30, 2013 from approximately $0.35 million during the same period in 2012. The increase in selling expenses in terms of dollars for the three months ended September 30, 2013 was mainly attributable to the slight increase in selling and marketing expenses incurred relating to advertising activities. In addition, we paid more commission to our sales staff as a result of the increase in sales volume. As a percentage of net revenue, selling expenses decreased to 4.0% for the three months ended September 30, 2013 from 4.6% for the same period in 2012, which was mainly due to the increase in net revenue which outpaced the increase in selling expenses.

General and Administrative Expense. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses increased by approximately $0.04 million, or 6.7%, to approximately $0.59 million for the three months ended September 30, 2013 from approximately $0.55 million for the same period in 2012. The increase in terms of dollars was mainly attributable to the slight increase in miscellaneous expenses during the period. As a percentage of net revenue, general and administrative expenses were 5.4% for the three months ended September 30, 2013 as compared to 7.3% for the same period of 2012. The decrease of general and administrative expenses as a percentage of revenue was mainly attributable to the increase in net revenue which outpaced the increase in general and administrative expenses.

Income Before Income Tax. Income before income tax increased by approximately $2.70 million, or 52.6%, to approximately $7.85 million during the three months ended September 30, 2013 from approximately $5.14 million during the same period in 2012. As a percentage of net revenue, income before income tax increased to 71.8% during the three months ended September 30, 2013 from 67.9% during the same period in 2012. The increase of income before income tax in dollar terms and as a percentage of net revenue is mainly attributable to the increase in gross profit of $2.76 million and the decrease of $0.03 million as a result of the change in the fair value of outstanding warrants. All of our Series C Warrants expired by September 30, 2013.

Income Taxes. Nutrastar International Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Nutrastar International Inc. had no income taxable in the United States for the three months ended September 30, 2013. New Zealand WAYNE’s New Resources Development Co., Ltd. was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes. Oriental Global Holdings Limited was formed in Hong Kong and under the current laws of Hong Kong, is not subject to income taxes. Our PRC subsidiary and the VIEs are subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing regulations, both of which became effective on January 1, 2008.

Both Heilongjiang Shuaiyi New Energy Development Co., Ltd. and Daqing Shuaiyi Biotech Co., Ltd. have been subject to an income tax rate of 25% since 2012.

Income tax increased by approximately $0.67 million to approximately $2.07 million for the three months ended September 30, 2013 from approximately $1.40 million for the same period in 2012. Income tax expense for the three months ended September 30, 2013 increased because of the increase in net revenue and taxable income.

Net Income. Net income increased by approximately $2.04 million, or 54.3% to approximately $5.78 million for the three months ended September 30, 2013 from approximately $3.74 million for the same period of 2012, as a result of the factors described above.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table sets forth the key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues
Net revenue	$30,221	100%	$24,469	100%
Cost of goods sold	(6,663)	(22.0) %	(5,810)	(23.7) %
Gross profit	23,558	78.0%	18,659	76.3%
Selling expenses	(1,340)	(4.4) %	(1,198)	(4.9) %
General and administrative expenses	(1,878)	(6.2) %	(1,881)	(7.7) %
Income from operations	20,341	67.4%	15,580	63.7%
Other income and (expenses):
Interest income	235	0.8%	194	0.8%
Foreign exchange differences	48	0.1%	(15)	(0.1) %
Change in fair value of warrants	-	-%	115	0.5%
Total other income	284	0.9%	294	1.2%
Income before income tax	20,624	68.3%	15,874	64.9%
Provision for income tax	(5,466)	(18.1) %	(4,279)	(17.5) %
Net income	$15,158	50.2%	$11,595	47.4%

Net Revenue. Net revenue increased approximately $5.75 million, or 23.5%, to approximately $30.22 million for the nine months ended September 30, 2013, from approximately $24.47 million for the same period in 2012. This increase was mainly attributable to the increase in sales of our core product, Cordyceps Militaris by $4.86 million and beverage products by $0.85 million, which was mainly driven by the continued increase in market demand for our products.

Business Segment Information

Our business operations can be categorized into three segments based on the type of products we produce and sell, specifically (i) Cordyceps Militaris, (ii) functional health beverages and (iii) organic and specialty food products. The following table illustrates the revenue from each of these three segments as well as the percentage change for the periods indicated:

Net Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended
	September 30,		Percent
	2013	2012	Change
Components of Net Revenue
Cordyceps Militaris	$23,907	$19,052	25.5%
Functional Health Beverages	4,681	3,828	22.3%
Organic and Specialty Food Products	1,633	1,589	2.8%
Total revenues	$30,221	$24,469	23.5%

Cost of Goods Sold. Our cost of goods sold increased by $0.85 million, or 14.7%, to approximately $6.66 million for the nine months ended September 30, 2013 from approximately $5.81 million during the same period in 2012. This increase in dollar terms was commensurate with the increase in production costs associated with the functional health beverages products and the increase in sales of Cordyceps Militaris. As a percentage of net revenue, the cost of goods sold decreased to 22.0% for the nine months ended September 30, 2013 from 23.7% during the same period in 2012. Such decrease of cost of goods sold as a percentage of net revenue was mainly attributable to the economies of scale commensurate with an increase in capacity and utilization which outpaced the increase in associated costs.

Gross Profit. Our gross profit increased by approximately $4.90 million, or 26.3%, to approximately $23.56 million for the nine months ended September 30, 2013 from approximately $18.66 million during the same period in 2012. Gross profit as a percentage of net revenue, or gross margin, was 78.0% for the nine months ended September 30, 2013, an increase of 1.7% from 76.3% during the same period in 2012. Such percentage increase was mainly due to the increase in the sales of our core Cordyceps Militaris products in the product mix which have a higher gross margin as compared to our beverages and organic and specialty foods.

Selling Expenses. Selling expenses increased by approximately $0.14 million, or 11.9%, to approximately $1.34 million for the nine months ended September 30, 2013 from approximately $1.20 million during the same period in 2012. The increase in selling expenses in terms of dollars for the nine months ended September 30, 2013 was mainly attributable to the increase in selling and marketing expenses incurred relating to advertising activities. In addition, we paid more commission to our sales staff due to the increase in sales volume. As a percentage of net revenue, selling expenses decreased to 4.4% for the nine months ended September 30, 2013 from 4.9% for the same period in 2012. The percentage decrease was mainly due to the increase in net revenue which outpaced the increase in selling expenses.

General and Administrative Expense. General and administrative expenses for the nine months ended September 30, 2013 was $1.88 million, which was an decrease of $3,000 or 0.2% compared with the same period in 2012. As a percentage of net revenue, general and administrative expenses were 6.2% for the nine months ended September 30, 2013 as compared to 7.7% for the same period of 2012. The percentage decrease was mainly due to the increase in net revenue which outpaced the increase in general and administrative expenses.

Income Before Income Tax. Income before income tax increased by approximately $4.75 million, or 29.9%, to approximately $20.62 million during the nine months ended September 30, 2013 from approximately $15.87 million during the same period in 2012. As a percentage of net revenue, income before income tax increased to 68.3% during the nine months ended September 30, 2013 from 64.9% during the same period in 2012. The increase of income before income tax in dollar terms and as a percentage of net revenue is mainly attributable to the increase in gross profit of $4.90 million offset by an increase in selling expenses of $0.14 million.

Income Taxes. Income tax increased by approximately $1.19 million to approximately $5.47 million for the nine months ended September 30, 2013 from approximately $4.28 million for the same period in 2012. Income tax expense for the nine months ended September 30, 2013 increased because of the increase in net revenue and taxable income.

Net Income. Net income increased by approximately $3.56 million, or 30.7% to approximately $15.16 million for the nine months ended September 30, 2013 from approximately $11.60 million for the same period of 2012, as a result of the factors described above.

Liquidity and Capital Resources

General

As of September 30, 2013, we had cash and cash equivalents of approximately $93.16 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$15,815	$12,040
Net cash provided by investing activities	-	1,251
Net cash (used in) provided by financing activities	(36)	18
Foreign currency translation adjustment	1,855	(391)
Net cash flow	$17,634	$12,918

Operating Activities

Net cash provided by operating activities was approximately $15.82 million for the nine month period ended September 30, 2013, which is an increase of approximately $3.77 million from approximately $12.04 million for the same period of 2012. The increase in the cash provided by operating activities was mainly attributable to $3.56 million increase in net income for the nine months ended September 30, 2013 and $0.21 million increase in other operating activities contribution.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

For the nine-month period ended September 30, 2013, there was no net cash used in or provided by investing activities, which is a decrease of approximately $1.25 million from the same period in year 2012. As a result of the completion of the Cordyceps Militaris capacity expansion and scaling back of the expansion plan relating to the organic and specialty food segment of the business, we did not incur expenses for the acquisition of property, plant or equipment.

Financing Activities

Net cash used in financing activities for the nine-month period ended September 30, 2013 was approximately $36,000, an increase of approximately $54,000 from approximately $18,000 net cash provided by financing activities for the same period of 2012. The increase of the cash used in financing activities was mainly because there was $4,170 restricted cash released from an escrow account during the nine-month period ended September 30, 2012, a decrease of $69,214 cash used for repurchase of common stock, a decrease of $82,674 cash advance from a related party and we repaid $36,106 to the related party during the nine-month period ended September 30, 2013.

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

Use of estimates
The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the periods ended September 30, 2013 and 2012 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	September 30, 2013	December 31, 2012
Balance sheet items, except for equity accounts	US$1=RMB6.1480	US$1=RMB6.2855

	Three months ended September 30,
	2013	2012
Items in the statements of income and cash flows	US$1=RMB6.1678	US$1=RMB6.3344

	Nine months ended September 30,
	2013	2012
Items in the statements of income and cash flows	US$1=RMB6.2149	US$1=RMB6.3170

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

The Company believes that during the nine months ended September 30, 2013 and 2012, it operated in three business segments – growing and sales of Cordyceps Militaris, which is widely used for Chinese medicine, manufacturing and sale of functional health beverages featuring the Cordyceps Militaris as a core ingredient, and sales of organic and specialty products.

Throughout the nine months ended September 30, 2013 and 2012, all of the Company’s operations were carried out in one geographical segment - China.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lianyun Han and Mr. Robert Tick, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Lianyun Han and Mr. Robert Tick concluded that as of September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended September 30, 2013 that were not previously required to disclose in a current report on Form 8-K that was filed during that period.

On August 8, 2013, the Company entered into an investor relations agreement with a consultant in which the consultant would provide certain consulting services to the Company for a term of ten months. In exchange for the consulting services provided, the consultant should receive 25,000 unregistered shares, among which 15,000 shares were issued to the consultant and its designees and the remaining 10,000 shares are expected to be issued on or about vested on January 1, 2014. The issuance of the shares to the consultants was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for the offer and sale of securities not involving a public offering, Regulation D promulgated thereunder.

During the three month period ended September 30, 2013, we did not repurchase any shares of our common stock. No repurchase plans expired or were terminated during the third quarter of fiscal year 2013, nor do any plans exist under which we do not intend to make further purchases as of September 30, 2013.

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

101

The following financial information from The Nutrastar International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 13, 2013

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

101

The following financial information from The Nutrastar International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith.