Form 10-K
period 2013-12-31
Nutrastar International Inc.
filed 2014-03-26
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File No. 000-52899

NUTRASTAR INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0264950
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

     4/F Yushan Plaza
51 Yushan Road
Nangang District, Harbin, 150090
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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [  ]      No [X]

As of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $6.8 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 16,804,986 shares of the registrant’s common stock outstanding as of March 17, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NUTRASTAR INTERNATIONAL INC.

Annual Report on FORM 10-K For the Fiscal Year Ended December 31, 2013

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

Our primary product is Cordyceps Militaris related consumer products. Cordyceps Militaris is a species of parasitic fungus that is typically found in north-eastern China. It is a precious ingredient in traditional Chinese medicine and widely believed in China to offer high medical and health benefits by nourishing the yin, boosting the yang, and invigorating the meridians of the lungs and kidneys. According to Georges Halpern's Healing Mushrooms, certain research has shown that Cordyceps Militaris may boost the immune system, and can be used as a supplement for combating certain effects of fatigue and aging, the occurrences of certain tumors, and combating arteriosclerosis and certain gastrointestinal disorders, as well as reducing blood pressure. In addition, Cordyceps Militaris has significantly high economic values. According to Halpern, wild Cordyceps Militaris (a.k.a. Cordyceps Sinensis) can cost as much as $10,000 per kilogram. Due to the extremely sensitive growing conditions of Cordyceps Militaris, it is very difficult to grow the plant in a man-made environment. After several years of laboratory tests, we developed a technology to commercially grow and produce Cordyceps Militaris in 2006. We generated 77.7% and 75.5% of our revenues from Cordyceps Militaris for fiscal years 2013 and 2012, respectively. We believe that we own approximately 16% of the worldwide market share in the cultivated Cordyceps Militaris industry. We plan to continue to focus on Cordyceps Militaris based consumer products in the near future, which is our fastest growing product line with the greatest market demand and a significantly higher profit margin.

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

On January 11, 2010, we changed our name to Nutrastar International Inc. to more accurately reflect our marketing and branding strategy. Our common stock has been quoted on the OTC Bulletin Board under the new symbol NUIN since January 20, 2010.

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

VIE Restructuring

According to relevant Chinese laws, the equity interest transfer price should be paid by New Resources to the Founders in full within a certain period of time after Heilongjiang Shuaiyi obtained the new business license. Because New Resources would not be able to pay off the equity interest transfer price within such required time period, New Resources and the Founders decided to transfer all of the equity interests in Heilongjiang Shuaiyi owned by New Resources back to the Founders. On October 22, 2010, New Resources entered into an equity transfer agreement with the Founders, pursuant to which New Resources transferred all of its equity interests in Heilongjiang Shuaiyi back to the Founders. As a result, the equity transfer agreement between New Resources and the Founders, dated July 28, 2008, was terminated and New Resources’ obligations to pay off the transfer price for the equity interest in Heilongjiang Shuaiyi to the Founders were discharged.

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

  Pursuant to a voting rights proxy agreement, or the Voting Rights Agreement, entered into by and among Harbin Baixin, the Founders and Heilongjiang Shuaiyi, each of the Founders irrevocably entrusted Harbin Baixin and any entities or individuals designated by Harbin Baixin to, among others, exercise its voting rights and other rights as a shareholder of Heilongjiang Shuaiyi; and

  Pursuant to an equity pledge agreement, the Pledge Agreement, entered into by and among Harbin Baixin, the Founders and Heilongjiang Shuaiyi, the Founders pledged all of the Equity Interests to Harbin Baixin to secure the full and complete performance of the obligations and liabilities on the part of the Founders and Heilongjiang Shuaiyi under this and the above contractual arrangements

As a result of the above contractual arrangements, or the Contractual Arrangements, we transferred all of our indirect equity interests in Heilongjiang Shuaiyi back to the Founders, among whom, Ms. Lianyun Han became a majority shareholder of Heilongjiang Shuaiyi. At the same time, we maintain substantial control over the VIE Entities’ daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. Furthermore, as the primary beneficiary of the VIE Entities, we are entitled to consolidate the financial results of the VIE Entities in our own consolidated financial statements under Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities, or ASC Topic 810.

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

Share Repurchase

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

The Company repurchased 38,894 and 4,661shares of its common stock under the Repurchase Program at a weighted-average price of $1.78 and $2.05 per share for an aggregate purchase cost of $69,214 and $9,553 for the years ended December 31, 2012 and 2011, respectively. The Repurchase Program expired on August 24, 2012.

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

For financial information relating to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 to our consolidated financial statements appearing elsewhere in this annual report.

Our Industry

Widespread economic development in China has not only increased the disposable income of Chinese consumers, it has also lead to an increase in consumer awareness of the risks of dietary imbalances, environment issues and the importance of maintaining appropriate levels of vitamins and minerals in the human body. According to the National Bureau of Statistics, China’s urban population was approximately 690 million at the end of year 2012 with more than 300 million considered to be in the middle class. The study by the Institute of Urban and Environmental Studies of Chinese Academy of Social Sciences anticipates that China’s urban population will rise to 976 million by 2030. Along with a growing middle class, all of these facts have rapidly increased Chinese consumers’ demand for nutraceutical products. Today the Chinese dietary supplements industry is estimated to be worth approximately $15.8 billion in annual sales, according to the China Health Care Association Blue paper, which is an association affiliated with China's Ministry of Health. We believe that the next era of nutrition will focus on naturally occurring properties provided from plants, fruits, and vegetables, which support good health.

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

International markets for Cordyceps Militaris are mainly in the Hong Kong, Japan, South Korea, Southeast Asia, and North America. The European and Australian markets are also emerging. According to Market Survey of Cordyceps Militaris 2012, published by Qianinfo Consulting in 2012, the market demand for Cordyceps Militaris will reach over 1,550 tons a year by year 2016. With about 50 Cordyceps Militaris manufacturers in China having an aggregate production capacity of only 550 tons a year, there is a big gap between supply and demand and therefore a great potential for our Cordyceps Militaris market.

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

Our Growth Strategy

As a leading Cordyceps Militaris consumer products producer in China, we believe we are well positioned to capitalize on future industry growth in China. We are dedicated to providing healthy and nutritional products to our consumers. We will implement the following strategic plans to take advantage of industry opportunities and our competitive strengths:

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

  Increase production capacity. Our existing production lines of Cordyceps Militaris have been running at close to full capacity while the market demand for our existing products continues to increase. In order to meet the raw material needs of our products and expand sales of small packages and beverages of our Cordyceps Militaris products, we added 10 plants to our production line, which have been substantially completed as of December 2013 and operations commenced in 2013. Annual production capacity of Cordyceps Militaris was increased to approximately 100 tons in 2013, up from 87 tons in 2012 and 72 tons in 2011. We may convert more buildings into biotechnologically controlled cultivation plants to grow and process Cordyceps Militaris in the future.

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

Our present production capacity of Cordyceps Militaris is approximately 100 tons annually. We generated 77.7% and 75.5% of our revenues from Cordyceps Militaris for the years ended December 31, 2013 and 2012, respectively. We believe that we own approximately 16% of the worldwide market share in the entire cultivated Cordyceps Militaris industry. We plan to continue to focus on Cordyceps Militaris, which is our fastest growing product with the greatest market demand and a significantly higher profit margin. To achieve this end, we completed the additional production facilities to produce Cordyceps Militaris in 2013 and intend to expand our designed annual production capacity to over 100 tons in the future.

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

Functional Health Beverages

Through development by our Research and Development team, we introduced the functional beverages featuring the Cordyceps Militaris as a core ingredient in 2010. The beverage products were developed with the health benefits of enhancing immunity, reducing fatigue, enhancing circulations, among other benefits derived from our Cordyceps Militaris. The products were available in select areas in Jiangsu and Anhui Province and Harbin City in 2013. We generated 17.2% and 18.8% of our revenues from our functional health beverages for the years ended December 31, 2013 and 2012, respectively. In 2014, we plan to continue our marketing efforts to target mass consumer markets by increasing our distribution channels.

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

Marketing and Sales

urrently, we have 149 experienced sales and marketing personnel who are responsible for direct sales activities, market research, promotion and advertisement. We strengthen our market presence by employing various types of marketing strategies. We participate in trade shows such as China Sugary and Wine Trade Fair, Harbin International Fair for Trade and Economic Cooperation and Beijing Agriculture Exposition and offer seminars and lectures to local communities regarding the health benefits of our products. These activities help promote our reputation and name recognition in the industry.

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

The following table lists major suppliers accounted for 10% or more of our raw materials in 2013:

(All amounts in thousands of US dollars):

		Purchasing Value
Rank	Company Name	in 2013	Location
1	Heilongjiang Xianfeng Agricultural Materials Trading Co., Ltd.	$2,184	Harbin
2	Harbin Reservation During The Oil Co., Ltd	$1,783	Harbin
3	Zhangjiagang Nong Nong Drinking and Food Co. Ltd.	$1,607	Zhangjiagang

Our Major Customers

The following table provides information on our major client accounted for 10% or more of our revenue in fiscal year 2013:

(All amounts in thousands of US dollars):

Rank	Name	Description of Client	Sales	Percentage of Total Sales
1	Lai En Century Co. Ltd.	Trading Company in China	$10,503	24.2%

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

As described below, on April 10, 2006, we spent RMB 30 million (approximately $4.4 million) in acquiring the technologies of Cordyceps Militaris cultivation from Mr. Runjiao Wang. In 2013 and 2012, our research and development expenses were $173,881 and $168,746, respectively.

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

Our Employees

As of December 31, 2013, we employed a total of 330 full-time employees. The following table sets forth the number of our employees by function.

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

RISKS RELATED TO OUR BUSINESS

Our current business is significantly based on a single product, Cordyceps Militaris, which currently accounts for approximately 78 percent of our revenues, and we may not be able to generate significant revenue if this product fails.

Approximately 78% of our sales for the year ended December 31, 2013 come from a single product, Cordyceps Militaris, and our business may suffer a material adverse impact if this product fails. If we experience difficulties or obstacles in the manufacture and sale of Cordyceps Militaris, we may not be able to generate significant revenues, our business may fail and you would lose all or part of your investment in our company.

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

Our revenue is generated from a limited number of clients, and the loss of one or more significant clients could adversely affect our revenue.

Our client base is highly concentrated. For the years ended December 31, 2013 and 2012, our five largest clients by revenue represented approximately 44.4% and 44.8%, respectively, of our total revenue, with one client, Lai En Century Co. Ltd., representing more than 24% of our total revenue in both 2013 and 2012. We expect that a relatively small number of clients will continue to account for a significant portion of our revenue for the foreseeable future. The loss of one or more of our clients, including the loss of any of our larger clients, whether through acquisitions, consolidations, bankruptcies or otherwise, or the failure to retain a significant amount of business from our clients, could harm our business, results of operations and financial condition.

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

Our business is substantially dependent upon awareness and market acceptance of our products and brand by our targeted consumers. In addition, our business depends on acceptance by our suppliers and consumers of our brand. Although we believe that we have made progress towards establishing market recognition for our brand “帅亿东方神” in the Cordycpes Militaris products industry, it is too early in the product life cycle of the brand to determine whether our products and brand will achieve and maintain satisfactory levels of acceptance by our customers.

We compete in an industry characterized by rapid changes in consumer preferences, so our inability to continue developing new products to satisfy our consumers' changing preferences would have a material adverse effect on our sales volumes.

Our success depends on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and product preferences. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, achieve a favorable mix of products, and refine our approach as to how and where we market and sell our products. Through development by our Research and Development team, we introduced the functional beverages featuring the Cordycpes Militaris as a core ingredient in 2010. The beverage products were available in select areas in Jiangsu Providence and Anhui Province and Harbin City in 2013. We generated 17.2% of our revenues from our functional health beverages in 2013. Starting from 2012 till now, we have been targeting mass consumer markets by introducing additional varieties of specialty beverage products with the health benefits of enhancing immunity, reducing fatigue, enhancing circulation, among other benefits derived from our Cordyceps Militaris. While we have devoted and will continue to devote considerable effort and resources to shape, analyze and respond to consumer preferences by developing new products, consumer spending patterns and preferences cannot be predicted with certainty and can change rapidly. Our failure to adapt our product offering to respond to such changes may result in reduced demand and lower prices for our products, resulting in a material adverse effect on our sales volumes, sales and profits.

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

Due to our continuous growth in recent years, our past results may not be indicative of our future performance and evaluating our business and prospects may be difficult.

Our business has grown and evolved rapidly in recent years as demonstrated by our growth in net income for the fiscal year ended December 31, 2013 to $22.2 million, from $3.7 million for the fiscal year ended December 31, 2008. We may not be able to achieve similar growth in future periods, and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Moreover, our ability to achieve satisfactory production results at higher volumes is unproven. Therefore, you should not rely on our past results or our historical rate of growth as an indication of our future performance.

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

Failure to protect our intellectual property could harm our brands and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, patents, copyrights, knowhow and trade secrets, could result in the expenditure of significant financial and managerial resources. We produce, market and sell our products using the brand “帅亿东方神”. We regard our intellectual property, particularly our trademark, knowhow and trade secrets to be of considerable value and importance to our business and our success. We rely on a combination of patent, trademark, trade secrecy laws, and contractual provisions to protect our intellectual property rights. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our patent, trademark, trade secrets or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly and we may lack the resources required to defend against such claims. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse affect on our ability to market or sell our brands, and profitably exploit our products.

We may be exposed to potential risks relating to our internal controls over financial reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. Under current law, we are subject to this requirement beginning with our annual report for the fiscal year ended December 31, 2007. A report of our management is included under Item 9A of this report, in which our management concluded that our internal controls over our financial reporting were effective for the year ended December 31, 2013. However, in the future, our management may conclude that our internal controls over our financial reporting are not effective due to the identification of one or more material weaknesses. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

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

General economic conditions, including a prolonged weakness in the economy, may affect consumer discretionary spending, which could adversely affect our business and financial performance.

Our business and financial performance are dependent on a number of factors impacting consumer discretionary spending, including general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fuel and energy costs; energy shortages; taxes; general political conditions, both domestic and abroad. Consumer product purchases, including purchases of our products, may decline during recessionary periods. A prolonged economic recovery or an uncertain outlook in the economy could result in additional declines in consumer discretionary spending, which could materially affect our financial performance.

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

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions, and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely and adversely affected and your investment in our stock could be rendered worthless.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China where substantially all of our operations and business are located have conducted any due diligence on our operations or reviewed or cleared any of our disclosures.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business take place in China, it may be more difficult for the Staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosures. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosures and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosures in our SEC reports and other filings are not subject to the review of China Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

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

Our operations are solely located in the Peoples’ Republic of China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the PRC authorities. Our auditors are located in Hong Kong, a special administrator region of China, a jurisdiction where the PCAOB is currently unable to conduct full inspections without the approval of the Chinese authorities. In May 2013, the PCAOB announced that it had entered into a Memorandum of Understanding on Enforcement Cooperation with the CSRC and the PRC Ministry of Finance, which establishes a cooperative framework between the parties for the production and exchange of audit documents relevant to investigations undertaken by PCAOB, the CSRC or the PRC Ministry of Finance in the United States and the PRC, respectively. The PCAOB continues to be in discussions with the CSRC and the PRC Ministry of Finance to permit joint inspections in the PRC of audit firms that are registered with the PCAOB and audit Chinese companies that trade on U.S. exchanges.

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

Proceedings instituted by the SEC against five PRC-based accounting firms could result in adverse impact on our business and price of our stock.

In late 2012, the SEC commenced administrative proceedings under Rule 102(e) of its Rules of Practice and also under the Sarbanes-Oxley Act of 2002 against five PRC-based accounting firms. The Rule 102(e) proceedings initiated by the SEC relate to these firms’ failure to produce documents, including audit work papers, in response to the request of the SEC pursuant to Section 106 of the Sarbanes-Oxley Act of 2002, as the auditors located in the PRC are not in a position to lawfully produce documents directly to the SEC because of restrictions under PRC law and specific directives issued by the China Securities Regulatory Commission. The issues raised by the proceedings are not specific to our auditors or to us, but affect equally all audit firms based in China and all China-based businesses with securities listed in the United States.

In January 2014, the administrative judge reached an Initial Decision that the "big four " accounting firms should be barred from practicing before the SEC for six months. However, it is currently impossible to determine the ultimate outcome of this matter as the accounting firms have indicated their intention to file a petition for review of the Initial Decision and pending that review the effect of the Initial Decision is suspended. It will, therefore, be for the SEC to make a legally binding order specifying the sanctions if any to be placed on these audit firms. Once such an order was made, the accounting firms would have a further right to appeal to the US federal courts, and the effect of the order might be further suspended pending the outcome of that appeal.

Depending upon the final outcome, public companies in the United States with major PRC operations may find it difficult or impossible to retain auditors in respect of their operations in the PRC, which may result in SEC’s revocation of the registration of their shares under the Exchange Act,. Moreover, although our independent registered public accounting firm was not named as a defendant in the above SEC administrative proceedings, any negative news about the proceedings against these audit firms may erode investor confidence in China-based, US public companies, including us, and the market price of our shares may be adversely affected.

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

China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementation regulations, both of which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside the PRC with “de facto management bodies” within the PRC should be considered a PRC “resident enterprise” and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. Under the implementing rules to the New EIT Law, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and properties of an enterprise. In addition, a circular issued by the SAT on April 22, 2009, or Circular 82 sets out the standards and procedures for recognizing the location of the “de facto management bodies” of an enterprise registered outside of the PRC and controlled by any PRC enterprise or enterprise group. Circular 82 specifies that certain PRC-controlled offshore enterprises will be classified as PRC resident enterprises if the following are located or resident in the PRC: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision making bodies; key properties, accounting books, the company seal, and minutes of board meetings and shareholders’ meetings; and half or more of the senior management or directors having voting rights. On July 27, 2011, the SAT issued Administrative Measures of Enterprise Income Tax of Chinese-controlled Offshore Incorporated Resident Enterprises (Trial), or Bulletin 45, which became effective on September 1, 2011, to provide further guidance on the implementation of Circular 82. Bulletin 45 clarifies certain issues related to determining PRC resident enterprise status of PRC controlled enterprises, post-determination administration and which competent tax authorities are responsible for determining offshore incorporated PRC resident enterprise status. Bulletin 45 specifies that when provided with a copy of a Chinese tax resident determination certificate issued by the competent tax authorities from an offshore incorporated PRC resident enterprise, the payer should not withhold 10% income tax when paying Chinese-sourced dividends, interest and royalties to the offshore incorporated PRC resident enterprise.

Currently, a substantial majority of the members of our management team are located in China. However, Circular 82 applies only to offshore enterprises controlled by PRC enterprises or PRC corporate groups, not those controlled by PRC or foreign individuals or foreign enterprises like us. In the absence of detailed implementing regulations or other guidance determining that offshore companies controlled by PRC or foreign individuals or foreign enterprises like us are PRC resident enterprises, we do not currently consider our company or any of our overseas subsidiaries to be a PRC resident enterprise.

However, the SAT may take the view that the determining criteria set forth in Circular 82 reflects a general position on how the “de facto management body” test should be applied in determining the tax resident status of all offshore enterprises. Additional implementing regulations or guidance may also be issued determining that our Nevada holding company or other non-PRC entity is a “resident enterprise” for PRC enterprise income tax purposes. If the PRC tax authorities determine that our company or any of our non-PRC subsidiaries is a PRC resident enterprise for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, our company or our subsidiaries outside of China will be subject to the uniform enterprise income tax rate of 25% as to our global income as well as tax reporting obligations. Second, although dividends paid by one PRC tax resident to another PRC tax resident should qualify as “tax-exempt income” under the New EIT Law, there is no assurance that we would enjoy such tax exempt treatment on dividends paid to us from our VIEs. As a result, such dividend may continue to be subject to a 10% withholding tax. Finally, a 10% withholding tax will be imposed on dividends we pay to our non-PRC enterprise shareholders and gains derived by our non-PRC shareholders from transferring our shares. In addition to the uncertainty in how the new “resident enterprise” classification could apply, it is also possible that the rules may change in the future, possibly with retroactive effect.

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

Our past failure to fully comply with PRC laws relating to social insurance and housing accumulation fund may expose us to potential administrative penalties.

The PRC laws and regulations require all employers in China to fully contribute their own portion to the social insurance and housing accumulation funds for their employees within a certain period of time. Failure to do so may expose the employers to make rectification for the unpaid contributions by the relevant labor authority. We are currently making contributions to the social insurance and housing accumulation funds for all of our currently eligible employees. However, in the past we did not provide for contributions for our temporary employees. If the PRC regulatory authorities take the view that we were required to make contributions to the social insurance and housing accumulation funds for our temporary employees, our failure to make previous payments may be in violation of applicable PRC labor laws and we cannot assure you that PRC governmental authorities will not impose penalties on us for failure to comply. In addition, in the event that any current or former employee files a complaint with the PRC government, we may be subject to making up the contributions to the social insurance and housing accumulation funds as well as paying administrative fines. The total cost of these contributions and any related fines or penalties could be very significant and could have a material adverse effect on our working capital.

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

Dilution of the per share value of our common stock could result from the conversion of our outstanding Series A Preferred Stock issued to the investors in the recent private placement and the exercise of outstanding warrants that we issued in connection with our previous private placement transactions. As of March 17, 2014, there were 77,776 shares of our Series A Preferred Stock outstanding, which may be converted into our common stock at the option of the holders of the Series A Preferred Stock in whole or in part at any time at an initial conversion ratio of 1-for-10. When the conversion price of the Series A Preferred Stock is less than the trading price of our common stock, the conversion of Series A Preferred Stock would have a dilutive effect on our shareholders. The possibility of the issuance of shares of our common stock upon the conversion of Series A Preferred Stock could cause the trading price of our common stock to decline as well.

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

Our primary production and operational facilities are located in Zhaoyuan County, Daqing City, Heilongjiang Province, which started production in 2006. The facility consists of nine factory buildings and is located on a 410,000 square meter tract where we have leased the land use rights for twenty years from Heilongjiang Shuaiyi Technology Development Co., Ltd or Shuaiyi Technology. Shuaiyi Technology and our company are under common control and management.

We currently have one main operating production line and twenty supplemental production lines of Cordyceps Militaris with an aggregate processing capacity of 100 tons annually.

Harbin Shuaiyi entered into a premise lease agreement with a PRC individual, Liye Qian, on December 28, 2005, pursuant to which Harbin Shuaiyi leased the premise located at 2nd Floor, 2nd Building, No. 41 Xiangdian Street, Xiangfang District, Harbin with an area of 2,400 square meters. The lease term is from January 1, 2006 to December 31, 2010. Harbin Shuaiyi used the facility as an exhibit center for our more than 800 green foods. We paid a monthly rent of RMB 13,000 approximately $1,625) for using this facility. On October 1, 2010, as Harbin Shuaiyi’s legal representative, Xinjun Li entered into a lease agreement with Qingling Zhang, pursuant to which, Harbin Shuaiyi leased the premise located at No. 8, F Suite, Yueshan International Building, Harbin Development Zone with an area of 262.11 square meters. The lease term was from October 1, 2010 to October 1, 2013. We use the facility as an exhibit center for our organic and specialty food products. We paid an annual rent of RMB 240,000 (approximately $38,100) for the first year and such rent increases by 10% annually thereafter. As a result of this new lease agreement, we terminated our lease agreement with Liye Qian. On December 3, 2013, Harbin Shuaiyi entered into a lease agreement with a PRC individual., Shen Xiao Hui, pursuant to which Harbin Shuaiyi leased the premise located at 2-4 Wen Hua Street, Nangang District, Harbin, with an area of 89 square meters. The lease term is from January 1 to December 31, 2014. Total rent for the lease is RMB 50,000. Harbin Shuaiyi had paid the full amount of the rent in advance in accordance with terms of the lease agreement.

On April 15, 2011, Heilongjiang Shuaiyi entered into an asset transfer agreement or the Transfer Agreement with Ms. Han. Pursuant to the Transfer Agreement, Heilongjiang Shuiayi acquired an office building located at 54-1 Ganshui Road, Xiangfang District, Harbin, with a construction area of 1,854.1 square meters, from Ms. Han at a cash consideration of RMB 12.75 million (approximately $1.95 million including other incidental costs), which was fully paid in April 2011. The purchase price was determined based on a real property valuation report issued by an independent appraisal firm, Harbin Guoxin Real Estate Appraisal and Consulting Co., Limited on November 11, 2010. Management believes the terms of the purchase transaction and the consideration that the Company paid in connection with this transaction were comparable to the terms available and the amounts that would be paid in an arm’s-length transaction. The Company intended to move the corporate headquarters in China to this new office building in 2012, however, due to changes in market conditions, this plan has been delayed. As a result, the Company decided to rent out 2 floors of the currently unoccupied building to an unrelated tenant at an annual rent of RMB 50,000 (approximately $8,000). The tenant is responsible for all the leasehold improvements. It is the intent of the Company to move the corporate headquarters in China to this new office building when the market condition allows in the future.

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

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2013
1st Quarter	$1.50	$0.72
2nd Quarter	1.05	0.85
3rd Quarter	1.20	0.81
4th Quarter	2.25	1.00

Year Ended December 31, 2012
1st Quarter	$2.35	$1.60
2nd Quarter	2.45	1.30
3rd Quarter	1.60	1.05
4th Quarter	1.59	0.95

(1) The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 17, 2014, there were approximately 357 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2013 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2013 fiscal year.

Purchases of Equity Securities

The Company did not repurchase any equity securities during the fiscal year ended December 31, 2013.

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

Our primary product is commercially cultivated Cordyceps Militaris, which is developed from wild strains of Cordyceps Militaris. We sell our products through an extensive nationwide sales and distribution network covering six provinces and ten cities in China. Our Cordyceps Militaris products are grown and processed by Daqing Shuiayi, and are mainly sold to pharmaceutical companies which are further processed into drugs and nutraceutical products or sold directly to consumers in the form of raw material or incorporated into our beverage products. We generated 77.7% and 75.5% of our revenues from Cordyceps Militaris for fiscal years 2013 and 2012, respectively. We believe that we own approximately 16% of the market share in the entire cultivated Cordyceps Militaris industry in China.

We also sell organic and specialty food products through our VIE Entity, Harbin Shuaiyi, which was formed in 2001. After years of development, we believe that we have become the largest wholesale distributor of organic and specialty food in Heilongjiang Province, China.

We introduced the Cordyceps functional health beverages in the fourth quarter of 2010. The non-carbonized beverage products were developed internally and contain the Cordyceps Militaris as a key ingredient. The products are currently being marketed directly to consumers in select cities in Jiangsu and Anhui Province through various distribution channels. We generated 17.2% and 18.8% of our revenues from Cordyceps functional health beverages for fiscal years 2013 and 2012, respectively. The functional health beverages are in the initial commercialization cycle in the Chinese consumer market.

Our sales revenue grew by 17.9% in the fiscal year ended December 31, 2013 to approximately $43.35 million, from approximately $36.77 million in year 2012. Our gross margin for 2013 was 77.8%, as compared to 76.2% for 2012.

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

  Aging Population: The average age of the Chinese population is increasing. According to World Population Prospects: The 2010 Revision (published in June 2011), the percentage of elderly persons (those 65 years or older) in China is projected to triple between 2011 and 2050, from approximately 9.7% to 30.8%, a total of 429 million people. We believe that these consumers are significantly more likely to use health supplements than younger persons and have higher levels of disposable income to pursue healthy lifestyles.

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

PRC

In 2007, the PRC government promulgated the New EIT Law, and the relevant implementation rules, which became effective on January 1, 2008. Under the New EIT Law and its implementation rules, all domestic and foreign investment companies will be subject to a uniform enterprise income tax at the rate of 25%. As a result, our PRC subsidiaries and VIE Entities are subject to enterprise income tax at the rates of 25% in 2013 and 2012.

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

In 2013, our sales revenue from our Cordyceps Militaris was approximately $33.69 million, sales revenue from our organic and specialty food products was approximately $2.19 million and sales revenue from our functional health beverages was $7.47 million.

We expect that majority of our revenue for 2014 will still come from our Cordyceps Militaris products, with an increase in the percentage of revenue coming from the functional health beverages as we expand our distribution channels. We also expect that sales and marketing related costs associated with branding and advertising of the functional health beverages will increase as a percentage of revenue.

Additional information regarding our products can be found at Note 18 in our audited consolidated financial statements contained elsewhere in this annual report.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

(All amounts, other than percentage, in thousands of US dollars)

	Year Ended December 31, 2013			Year Ended December 31, 2012
		As a			As a
	In	Percentage of		In	Percentage
	Thousands	Revenue		Thousands	of Revenue
Net revenue	$43,349	100%		$36,771	100%
Cost of goods sold	(9,633)	(22.2%	)	(8,742)	(23.8%	)
Gross profit	33,716	77.8%		28,029	76.2%
Selling expenses	(1,848)	(4.3%	)	(1,659)	(4.5%	)
General and administrative expenses	(3,216)	(7.4%	)	(3,102)	(8.4%	)
Gain on re-measurement of accrued staff fringe and social benefits	934	2.1%		-	-
Income from operations	29,586	68.2%		23,268	63.3%
Other income
Interest income	324	0.8%		256	0.7%
Foreign exchange differences	64	0.1%		6	- %
Change in fair value of warrants	-	- %		144	0.4%
Other income	8	- %		8	- %
Income before income taxes	29,982	69.1%		23,682	64.4%
Provision for income taxes	(7,812)	(18.0%	)	(6,439)	(17.5%	)
Net income	$22,170	51.1%		$17,243	$46.9%

Net Revenue. Our revenues are generated from the sale of our Cordyceps Militaris products, functional health beverages and organic and specialty food products. Revenues increased by $6.58 million, or 17.9%, to $43.35 million in 2013, from $36.77 million in 2012. This increase was mainly attributable to the increase in the quantity sold of our core product, Cordyceps Militaris by $5.94 million which is primarily driven by the continued increase in market demand for our Cordyceps Militaris related products.

Our business operations can be categorized into three segments based on the type of products we manufacture and sell, specifically (i) Cordyceps Militaris, (ii) organic and specialty food products and (iii) functional health beverages. The following table shows the different segments comprising our total sales revenue for the Cordyceps Militaris, beverages and other agricultural products:

Sales Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Year Ended December 31,		Percent
	2013	2012	Change

Components of Sales Revenue
Cordyceps Militaris	$33,686	$27,748	21.4%
Functional Health Beverages	7,474	6,910	8.2%
Organic and Specialty Food Products	2,189	2,113	3.6%
Total revenues	$43,349	$36,771	17.9%

Cost of Goods Sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of goods sold increased by $0.89 million, or 10.2%, to approximately $9.63 million in 2013 from $8.74 million in 2012. This increase was commensurate with increased sales of our core products. As a percentage of revenues, the cost of goods sold decreased to 22.2% for the year ended December 31, 2013 from 23.8% for the year 2012. This decrease in cost of goods sold as a percentage of revenue was mainly attributable to the economies of scale due to the increase in capacity and utilization which outpaced the associated costs.

Gross Profit. Our gross profit increased approximately $5.69 million, or 20.3%, to approximately $33.72 million in 2013 from $28.03 million in 2012. Gross profit as a percentage of revenues was 77.8% in 2013, an increase of 1.6% from 76.2% in 2012. Such percentage increase was mainly due to the economies of scale as a result of the increase in capacity and utilization of facilities.

Selling Expenses. Our selling expenses include sales commissions, cost of advertising and promotional materials, salaries and fringe and social benefits of sales personnel, and other sales related costs. Selling expenses increased $0.19 million or 11.4% to $1.85 million in 2013 from $1.66 million in 2012. As a percentage of revenues, selling expenses decreased to 4.3% for 2013 from 4.5% in 2012. The increase in the amount of selling expenses was mainly due to a $0.2 million increase in sales commission due to higher revenue. The decrease in the percentage of selling expenses was mainly attributable to the increase in sales revenues which outpaced the increase in selling expenses combined with the aforementioned fringe and social benefits adjustment for the year 2013.

General and Administrative Expenses. General and administrative expenses include the personnel costs associated with staff and support personnel who manage our business activities, depreciation of fixed assets, and professional fees paid to third parties. General and administrative expenses increased $0.11 million or 3.7% to $3.22 million in 2013 from $3.10 million in 2012. As a percentage of revenues, general and administrative expenses decreased to 7.4% in 2013 from 8.4% in 2012. The increase in the amount of general and administrative expenses was mainly due a $0.17 million increase in depreciation expenses in 2013 The decrease in general and administrative expenses as a percentage of revenue was mainly due to the increase in sales revenue which outpaced the increase in general and administrative expenses.

Gain on re-measurement of accrued staff fringe and social benefits For the past periods, we followed the prevailing laws and regulations of the PRC, to accrue the social benefits to our staff, but we did not make contributions to plans for the amounts accrued since the plans had not been formally established. Since December 2013, we began to contribute to the plans for all currently eligible employees after they are established. As a result, we re-measured our liabilities in accordance to the relevant regulations of the PRC and recorded $0.93 million gain on re-measurement of accrued staff fringe and social benefits in our income statement.

Income Before Income Taxes. Income before income taxes increased approximately $6.30 million, or 26.6%, to approximately $29.98 million in 2013 from $23.68 million in 2012. As a percentage of revenues, income before income taxes increased by 4.7% to 69.1% in 2013 from 64.4% in 2012. The increase in income before income taxes in dollar terms and as a percentage of revenue is mainly attributable to the increase in the amount of our gross profit resulting in an increase in income from operations of $6.32 million.

Income Taxes. Nutrastar International Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Nutrastar International Inc. had no U.S. source income taxable in the United States for the year ended December 31, 2013 or 2012. New Resources was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes. Oriental Global was formed in Hong Kong and under the current laws of Hong Kong, is not subject to income taxes. Our PRC subsidiary and the VIEs are subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing regulations, both of which became effective on January 1, 2008.

The New EIT Law provides for a grandfathering on tax holidays which were granted under the then effective tax laws and regulations. Therefore, Daqing Shuaiyi had continued to be entitled to a three-year 50% income tax reduction until December 31, 2010. Both entities were subject to an income tax rate of 25% in 2013 and 2012.

Income taxes increased by approximately $1.37 million to $7.81 million in 2013 from $6.44 million in 2012. We paid more taxes in 2013 because of the increase in sales and taxable income described above.

Net Income. Net income increased approximately $4.93 million, or 28.6%, to $22.17 million in 2013 from $17.24 million in 2012, as a result of the factors described above.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of approximately $102.60 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Year Ended December 31,
	2013	2012
Net cash provided by operating activities	$24,307	$19,872
Net cash provided by investing activities	-	952
Net cash provided by financing activities	46	-
Foreign currency translation adjustment	2,720	146
Net cash flow	$27,073	$20,970

Operating Activities

Net cash provided by operating activities was $24.31 million in year ended December 31, 2013, an increase of $4.44 million from $19.87 million in year ended December 31, 2012. The increase in the cash provided by operating activities was mainly attributable to the $22.2 million net income generated in 2013, which is an increase of $4.93 million in 2013 compared to last year, offset by an increase in $1.3 million cash settlement to supplier and combined that with an increase of $0.6 million prepayment and other operating activities contributions and better control on cash settlement policy.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

For the year ended December 31, 2013, there was no net cash provided by or used for investing activities, representing a decrease of approximately $0.95 million from approximately $0.95 million provided by investing activities in the year 2012. The net cash provided by investing activities in year 2012 was mainly due to the return of prior prepayment deposits relating to the expansion of the organic and specialty food business as the Company scaled back the initial size of the expansion.

Financing Activities

Net cash provided by financing activities increased approximately $0.05 million for year ended December 31, 2013 from the year 2012. The increase in the net cash provided by financing activities was mainly attributable to approximately $0.07 million cash savings in 2013 related to prior year repurchase of common stock and decrease of $0.02 million advance from a related party in 2013.

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

Use of estimates
The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the years ended December 31, 2013 and 2012 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments.

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

The Company accounts for its intangible assets pursuant to FASB ASC Subtopic 350-30, “General Intangibles Other Than Goodwill”. Under ASC 350-30-35, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Under FASB ASU No.2012-02 Intangible-Goodwill and Other(Topic 350), the Company assesses qualitative factors to determine whether it is necessary to perform a quantitative impairment test. The Company would not be required to calculate the fair value of an indefinite-lived intangible asset unless the Company determines, based on a qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. If the qualitative assessment fails, intangibles with indefinite lives are further evaluated quantitatively for impairment by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology.

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

Research and development costs
Research and development costs are expensed as incurred, and are charged to general and administrative expenses. Research and development costs were $173,881 and $168,746 for the years ended December 31, 2013 and 2012, respectively.

Advertising costs
The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were $10,437 and $10,240for the years ended December 31, 2013 and 2012, respectively.

Shipping and handling costs
Substantially all costs of shipping and handling of products to customers are included in selling expense. Shipping and handling costs for the years ended December 31, 2013and 2012 were insignificant.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	December 31, 2013	December 31, 2012
Balance sheet items, except for equity accounts	US$1=RMB6.0969	US$1=RMB6.2855
Items in the statements of income and cash flows	US$1=RMB6.1932	US$1=RMB6.3125

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

The Company believes that during the years ended December 31, 2013 and 2012, it operated in three business segments – growing and sales of Cordyceps Militaris, which is widely used for Chinese medicine, manufacturing and sale of functional health beverages featuring the Cordyceps Militaris as a core ingredient, and sales of organic and specialty products. The manufacturing and sale of Cordyceps Militaris functional health beverages was launched in the fourth quarter of 2010.

Throughout the years ended December 31, 2013 and 2012, all of the Company’s operations were carried out in one geographical segment - China.

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

Recent accounting pronouncements
In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05, Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), to resolve a diversity in accounting for the cumulative translation adjustment of foreign currency upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 requires the parent to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Further, ASU 2013-05 clarified that the parent should apply the guidance in subtopic 810-10 if there is a sale of an investment in a foreign entity, including both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. ASU 2013-05 is effective prospectively for the Company in our first quarter of fiscal 2014, with early adoption permitted. The Company does not expect ASU 2013-05 to have a significant impact on its consolidated results of operations and financial condition.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740)(ASU 2013-11). The amendments in this update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not expect ASU 2013-11 to have a significant impact on its consolidated results of operations and financial condition.

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

The full text of our audited consolidated financial statements as of December 31, 2013 and 2012 begins on page F-1 of this annual report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2013, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

NAME	AGE	POSITION
Lianyun Han	55	Chairperson, Chief Executive Officer and President
Robert Tick	45	Director, Chief Financial Officer and Treasurer
Hongbing Hua	45	Chief Marketing Officer
Richard E. Fearon, Jr.	47	Director
Henry Ngan	40	Director
Virginia P’an	68	Director
Chunming Zhang	42	Director
Jianbing Zhong	28	Director

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

Hongbing Hua. Mr. Hua has over 17 years experience in sales and marketing management. Prior to joining the Company, from 2003 to 2004, Mr. Hua was the Project General Planning Principle of Wanglaoji Herbal Tea, JDB Group, one of the largest herbal tea manufacturers in China. From 1998 to 2001, he was the VP Sales & Marketing of Beijing Huiyuan Beverage and Food Group Co., Ltd., a leading company engaged in the manufacture and sales of juice and other beverage products in China. Mr. Hua holds a Bachelor’s degree in international finance from Tianjin University.

Richard E. Fearon, Jr. Mr. Fearon is the Founder and Managing Partner of Accretive Capital Partners, a private investment fund established in 2000 to target undervalued small and micro-cap public companies which represent attractive take-private candidates. Accretive Capital Partners has been nationally ranked by Morningstar, Barron’s Magazine, Bloomberg, Lipper, and Barclay Managed Funds, was recipient of HFM Week Magazine’s 2011 Best Single Manager Long-Term Performance award among all U.S. hedge funds under $250 million, and was named finalist for PAM Magazine's 2014 Best Wealth Manager Long-Term Performance award among all United States wealth management firms.

Prior to founding Accretive Capital Partners, Mr. Fearon founded and managed the Chicago office of Allied Capital Corporation, a $4 billion private equity investment fund and the oldest publicly-traded business development company in the United States, until acquired by Ares Capital Corporation. He was Managing Partner of Allied Capital Midwest and a Principal of Allied Capital Corporation from 1993-2000. Prior to Allied Capital, Mr. Fearon was an investment banker at Morgan Stanley & Co. and PaineWebber Incorporated. Mr. Fearon earned an MBA in Finance from the Wharton School of Business and attended the Stockholm School of Economics. He received his BA with a double-major in Chemistry and Anthropology at Williams College. He has served on the Board of 15 private companies, including as Chairman of Magna Card, Inc., where he was awarded United States Patent 7225568. Since 2011, he has served as an Advisory Board Member to the Catalyst Network Foundation, a non-profit organization offering career development and networking tools to under-served and high-potential inner-city youths and veterans.

Henry Ngan. Mr. Ngan has been the Founder and Managing Partner of HHN Capital LLC since April 2013. Mr. Ngan served as the Chief Financial Officer of ZST Digital Networks, Inc. (OTC: ZSTN) from March 2011 to March 2013, a company that is a developer, manufacturer and supplier of digital and optical network equipment to cable system operators and provider of GPS tracking devices and support services for transport-related enterprises in China. From February 2009 to January 2011, Mr. Ngan has served as the Chief Financial Officer of Hong Kong Highpower Technology, Inc. (NASDAQ: HPJ), a developer, manufacturer and marketer of nickel-metal hydride (Ni-MH) and lithium-ion (Li-ion) batteries and related products. Prior to joining the company, Mr. Ngan had served as Vice President and Senior Equity Analyst at Brean Murray, Carret & Co., a full service investment bank, in New York City from July 2008, an Equity Research Analyst at Buckingham Research Group in New York, an equity research firm, from June 2004 to January 2008 and at Robotti & Company, a diversified financial services boutique, from October 2002 until June 2004. During his tenure, Mr. Ngan accumulated a significant amount of experience in accounting, auditing, consulting and valuation analysis. Mr. Ngan received a Bachelor’s degree in Accounting from the University at Albany, State University of New York, and an MBA in finance, and information and communication systems from Fordham University. Mr. Ngan is also a Certified Public Accountant licensed in the State of New York.

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

Pursuant to a certain Securities Purchase Agreement, dated May 27, 2010, we are obligated to cause one person designated by ARC China Inc. to be duly appointed or elected to the Board of Directors. After ARC China Inc. assigned the designation right to Accretive Capital Partners in January 2012, Accretive Capital Partners designated Mr. Fearon as the candidate to be elected to the Company’s Board of Directors. Mr. Fearon was elected as our director on November 26, 2012 according to this requirement.

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

Board Composition and Committees

Our Board of Directors is currently composed of seven members, Ms. Lianyun Han, Mr. Robert Tick, Mr. Chunming Zhang, Mr. Henry Ngan, Ms. Virginia P’an, Mr. Jianbing Zhong and Mr. Richard E. Fearon Jr. Since October 2010, the Board of Directors has established three Committees: the Audit Committee, the Compensation Committee, and the Governance and Nominating Committee. Each of the Audit Committee, Compensation Committee and Governance and Nominating Committee are comprised entirely of our independent directors. From time to time, the Board of Directors may establish other committees. The Board of Directors has adopted a written charter for each of the committees which is available on the Company’s website http://www.nutrastarintl.com. Printed copies of each of our committee charters may be obtained, without charge, by contacting the Corporate Secretary, Nutrastar International Inc., 4/F Yushan Plaza, 51 Yushan Road, Nangang District, Harbin, China 150090.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in fiscal year 2013.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to our Chief Executive Officer, President, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller and persons performing similar functions. The code of ethics addresses, among other things, ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the code of ethics has been filed as Exhibit 14.1 to our Current Report on Form 8-K filed on October 8, 2010 and is also available on our website, http://www.nutrastarintl.com. Any amendments or waivers to the code of ethics will be posted on our website within four business days of such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table – 2013 and 2012

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

				Stock	Option
Name and Principal		Salary	Bonus	Awards (1)	Awards (2)	Total
Position	Year	($)	($)	($)	($)	($)
Lianyun Han,	2013	23,897	-	-	-	23,897
CEO and President	2012	23,076	-	-	-	23,076
Robert Tick,	2013	192,000	-	111,771	10,179	313,950
Chief Financial Officer and Director (1)	2012	192,000	-	172,583	88,251	452,834

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

Employment Agreements

Heilongjiang Shuaiyi entered into an employment agreement with our CEO and President, Ms. Lianyun Han. Ms. Han’s employment agreement has a five-year term beginning on December 7, 2008 and ended on December 7, 2013. Ms. Han’s employment agreement provides for a monthly salary of approximately $1,000 and an annual bonus of approximately $3,000. Ms. Han is subject to customary non-competition and confidentiality covenants under the agreement. The employment agreement does not entitle Ms. Han to severance payments or payments following a change in control. Heilongjiang Shuaiyi and Ms. Han expect to extend the term of the employment agreement within the next 30 days.

On July 16, 2010, we and Mr. Robert Tick entered into an employment agreement. The term of the employment agreement is for three years commencing on July 16, 2010. The employment agreement provides, among other things, that Mr. Tick’s monthly base salary will be $12,650. During the term of the employment agreement, if either party terminates the employment for any reason, a minimum of sixty (60) days notice must be given in writing to the other party. The employment agreement also contains covenants prohibiting Mr. Tick from competing with us during his employment with us or disclosing any confidential information of us both during his employment and after the termination of employment. On January 24, 2010, we and Mr. Tick entered into an amendment No. 1 to the employment agreement, pursuant to which, effective January 1, 2011, Mr. Tick’s monthly base salary is increased from $12,650 to $16,000. On August 8, 2013, we and Mr. Tick entered into an amendment No. 2 to the employment agreement, pursuant to which the expiration date of the agreement was extended to June 30, 2014.

On July 16, 2010, we and Mr. Tick also entered into a stock option agreement under the Company’s 2009 Equity Incentive Plan. Pursuant to the terms of the stock option agreement, Mr. Tick was granted options to purchase an aggregate 150,000 shares of common stock of the Company, among which, an option to purchase 75,000 shares will be vested on December 31, 2011 with an exercise price of $5.00 per share, an option to purchase 75,000 shares will be vested on December 31, 2012 with an exercise price of $7.00 per share. Each of the options expires three years after its respective vesting date and in no event will the options be exercised later than December 31, 2015. On January 24, 2011, our Compensation Committee of the Board of Directors approved the repricing of the options that we granted to Mr. Tick on July 16, 2010. As a result, each such option outstanding has an exercise price of $3.50 per share which is higher than the closing price of the Company’s common stock on the OTC Bulletin Board on that date (the “Repricing”). In addition, the vesting schedules of the outstanding options granted to Mr. Tick were changed from vesting on an annual basis to vesting on a semi-annual basis.

On August 8, 2013, we and Mr. Tick also entered into a stock option agreement under the Company’s 2009 Equity Incentive Plan. Pursuant to the terms of the stock option agreement, Mr. Tick was granted options to purchase an aggregate 75,000 shares of common stock of the Company, among which, an option to purchase 37,500 shares will be vested on November 15, 2013 with an exercise price of $0.83 per share, an option to purchase 37,500 shares will be vested on April 15, 2014 with an exercise price of $0.83 per share. Each of the options expires three years after its respective vesting date and in no event will the options be exercised later than April 15, 2017.

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

On July 16, 2010, November 26, 2012 and August 8, 2013, we also entered into restricted shares grant agreements under the Company’s 2009 Equity Incentive Plan with Mr. Tick. Pursuant to the terms of the restricted shares grant agreements, we granted to Mr. Tick 150,000 restricted shares of our common stock on July 16, 2010; 20,000 restricted shares of our common stock on November 26, 2012 and 75,000 restricted shares of our common stock on August 8, 2013, subject to the vesting schedule therein. If Mr. Tick’s service with us ceases for any reason other than Mr. Tick’s (a) death, (b) disability, (c) retirement, or (d) termination by us without cause, any nonvested restricted shares will be automatically forfeited to us.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning the fiscal 2013 year-end value of unvested options and restricted shares for Mr. Robert Tick. No other executive officers received unexercised options or stock that has not vested or equity incentive plan awards that remained outstanding as of the end of the fiscal year 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of sock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Robert Tick	37,500			$3.50	6/30/2014	37,500	$79,500	0	0
	37,500			$3.50	12/31/2014
	37,500			$3.50	6/30/2015
	37,500			$3.50	12/31/2015
	37,500			$0.83	11/15/2016
	37,500			$0.83	4/15/2017

On January 24, 2011, the Compensation Committee approved the repricing of the options that we granted to Mr. Tick on July 16, 2010. In addition, the vesting schedules of the outstanding options were changed from vesting on an annual basis to vesting on a semi-annual basis.

The terms of the options currently held by Mr. Tick are as follows:

Number of Options	Original Vesting Schedule	Modified Vesting Schedule	Original Exercise Price per Share	Modified Exercise Price per Share
37,500	December 31, 2011	June 30, 2011	$5.00	$3.50
37,500	December 31, 2011	December 31, 2011	$5.00	$3.50
37,500	December 31, 2012	June 30, 2012	$7.00	$3.50
37,500	December 31, 2012	December 31, 2012	$7.00	$3.50
37,500	November 15, 2013	-	$0.83	-
37,500	April 15, 2014	-	$0.83	-

Compensation of Directors

The table below sets forth the compensation of our directors for the fiscal year ended December 31, 2013:

	Fees			Non-Equity
	Earned or	Stock	Option	Incentive Plan	All Other
	Paid in	Awards	Awards	Compensation	Compensation	Total
Name	Cash ($)	($)(5)	($)(6)	($)	($)	($)
Richard E. Fearon Jr.(1)	-	13,389	-	-	-	13,389
Lianyun Han(2)	-	-	-	-	23,897	23,897
Joshua Kurtzig(3)	-	-	-	-	-	-
Henry Ngan	-	20,084	-	-	-	20,084
Virginia P’an	-	20,084	-	-	-	20,084
Robert Tick(4)	-	111,771	10,179	-	192,000	313,950
Chunming Zhang	-	-	-	-	12,594	12,594
Jianbing Zhong	-	13,389	-	-	-	13,389

(1)	Became our director on November 26, 2012.
(2)

Ms. Han does not receive additional compensation for her service as our director. The compensation disclosed herein is her compensation for serving as our CEO and President as disclosed in the Summary Compensation Table above.

(3)	Became our director on January 24, 2011 and ceased to be our director on November 26, 2012.
(4)	Became our director on January 24, 2011. The compensation disclosed herein reflects the compensation Mr. Tick received as the Chief Financial Officer of our company.
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

On November 26, 2012, the Company entered into separate restricted shares grant agreements with Mr. Henry Ngan, Ms. Virginia P’an, Mr. Jianbing Zhong, and Mr. Richard E. Fearon, Jr., whereby the Company agreed to grant, under the Company’s 2009 Equity Incentive Plan, to Mr. Ngan 30,000 restricted shares of our common stock, Ms. P’an 30,000 restricted shares, Mr. Zhong 20,000 restricted shares and Mr. Fearon 20,000 restricted shares, as compensation for the services to be provided by them as independent directors. On the same date, we also entered into separate restricted shares grant agreements with each of the above directors to evidence the grant of these restricted shares. The restricted shares will vest in equal installments on a semi-annual basis over a two-year period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 17, 2014 (i) by each person who is known by us to beneficially own more than 5% of our voting securities; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Nutrastar International Inc., 4/F Yushan Plaza, 51 Yushan Road, Nangang District, Harbin 150090, People’s Republic of China.

Name and Address of Beneficial Owner	Office, If Any	Shares Beneficially Owned(1)
		Common Stock(2)		Series A Preferred Stock(3)		% Total Voting Power (4)
		Shares	% of Class	Shares	% of Class
Directors and Officers
Lianyun Han	Chairperson, President and CEO	8,249,424(5)	49.09%	-	*	46.92%
Robert Tick	Director, Chief Financial Officer and Treasurer	320,000	1.88%	-	*	1.80%
Hongbin Hua	Chief Marketing Officer	-	*	-	*	*
Richard E. Fearon, Jr.	Director	1,309,181(6)	7.79%	47,750(6)	61.41%	10.34%
Henry Ngan	Director	62,500	*	-	*	*
Virginia P’an	Director	52,500	*	-	*	*
Chunming Zhang	Director	-	*	-	*	*
Jianbing Zhong	Director	35,000	*	-	*	*
All officers and directors as a group (7 persons named above)		10,028,605	59.02%	47,750	61.41%	59.12%
5% Security Holders
New Zealand WAYNE’s Investment Holdings Co.,		8,249,424(5)	49.09%	-	*	46.92%
Ltd. 4/F, Yushan Plaza No.51 Yushan Road Harbin, China 150090 (5)
Gal Shmuel Dymant Suite 1806, Building A Oriental Media Centre 4 Guanghua Road Chaoyang District, Beijing 100026 People's Republic of China		-	*	13,306	17.11%	*
Accretive Capital Partners, LLC(6) 16 Wall Street, 2nd Floor Madison, CT 06443		1,260,581	7.50%	47,750	61.41%	10.06%(6)
Lianyun Han	Chairperson, President and CEO	8,249,424(5)	49.09%	-	*	46.92%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)	Based on 16,804,986 shares of common stock issued and outstanding as of March 17, 2014.

(3)

Based on 77,776 shares of Series A Preferred Stock issued and outstanding as of March 17, 2014. Each share of Series A Preferred Stock is convertible initially into ten (10) shares of common stock (subject to customary adjustments for stock splits, combinations, or equity dividends on common stock). Holders of Series A Preferred Stock vote with the holders of common stock on all matters on an “as converted” basis.

(4)

Percentage of Total Capital Stock represents total ownership with respect to all shares of our common stock and Series A Preferred Stock, as a single class and on an “as-converted” to common stock basis.

(5)

Includes 8,249,424 shares of common stock owned by New Zealand WAYNE’s Investment Holdings Co., Ltd. Pursuant to the Earn-In Agreement, dated September 12, 2008, as amended, the Founders, including Ms. Han, have the options to acquire a majority interest in New Zealand WAYNE’s Investment Holdings Co., Ltd. upon the satisfaction of certain conditions set forth in the Earn-In Agreement. Upon the passage of six months after the date of Share Exchange Agreement, which was entered into among the Company, New Resources, along with the subsidiaries of New Resources, including Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi, and New Zealand WAYNE’s Investment Holdings Co., Ltd., dated December 23, 2008, Ms. Han will own at least a majority ownership of Investment Holdings if she exercises her option pursuant to the Earn-In Agreement. Ms. Han may be deemed to be a beneficial owner of the shares held by Investment Holdings.

(6)

Includes 1,260,581 shares of common stock and 47,750 shares of Series A Preferred Stock owned by Accretive Capital Partners, LLC. Richard E. Fearon, Jr. is the managing partner of Accretive Capital Management, LLC, which is the manager of Accretive Capital Partners, LLC, and he has sole voting and investment power over the securities held by Accretive Capital Partners, LLC. Each share of Series A Preferred Stock is convertible at a conversion ratio of one-to-ten into shares of the Company's common stock.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of fiscal year 2013 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	225,000(2)	$2.61	555,000
Equity compensation plans not approved by security holders	-	-	-
Total	225,000(2)	$2.61	555,000

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

(2)

On July 16, 2010, we granted Mr. Robert Tick options to purchase an aggregate 150,000 shares of common stock under the Company’s 2009 Equity Incentive Plan. On January 24, 2011, the Compensation Committee of the Board approved the repricing of the options. As a result, each such option outstanding has an exercise price of $3.50 per share which is higher than the closing price of the Company’s common stock on the OTC Bulletin Board on that date. On August 8, 2013, we granted Mr. Robert Tick options to purchase an aggregate 75,000 shares of common stock under the Company’s 2009 Equity Incentive Plan. Each such option outstanding has an exercise price of $0.83 per share which is higher than the closing price of the Company’s common stock on the OTC Bulletin Board on that date.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2013 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

  On January 10, 2008, Daqing Shuaiyi entered into a land lease agreement with Heilongjiang Shuaiyi Technology Development Co., Ltd, a company controlled by the management, pursuant to which Daqing Shuaiyi leased a land use right for 20 years over a 410,000 square meter tract on which it has nine factory buildings to grow and cultivate Cordyceps Militaris.

  On October 15, 2007, Heilongjiang Shuaiyi entered into a loan agreement with its wholly-owned subsidiary, Daqing Shuaiyi, pursuant to which Heilongjiang Shuaiyi agreed to loan RMB 35 million (approximately $5.1 million) to Daqing Shuiayi. The loan is non-interest bearing and unsecured. Daqing Shuaiyi is obligated under the loan agreement to pay off RMB 7 million (approximately $1 million) by October 30 each year starting from 2008. The loan agreement was modified in May 2011 to extend the maturity date of the loan until October 15, 2018.

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

  On May 31, 2011, Heilongjiang Shuaiyi entered into a loan agreement with its wholly-owned subsidiary, Daqing Shuaiyi, pursuant to which Heilongjiang Shuaiyi agreed to loan RMB 9.5 million (approximately $1.5 million) to Daqing Shuiayi. The loan is non-interest bearing and unsecured. Daqing Shuaiyi is obligated under the loan agreement to pay off RMB 1.9 million (approximately $0.3 million) by May 31 each year starting from 2012. The loan matures on May 31, 2016.

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

Parents of the Company

New Zealand WAYNE’s Investment Holdings Co., Ltd. currently owns 46.92% of Nutrastar International Inc.

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

Independent Auditors’ Fees

The following table represents fees billed and to be billed to the Company for professional audit services rendered by the Company’s independent public accountants, Crowe Horwath (HK) CPA Limited.

	2013	2012

Audit fees (1)	$175,000	$175,000
Audit-related fees (2)	-	3,000
Tax fees	-	-
All other fees	-	-
Total	$175,000	$178,000
_________________
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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors or the Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit services performed by our independent public accountants for our consolidated financial statements as of and for the year ended December 31, 2013. Our Board of Directors delegated its pre-approval authority regarding the non-audited services to its Chair. The Chair of our Board of Directors pre-approved the non-audit services performed by our independent public accountants for our consolidated financial statements as of and for the year ended December 31, 2013.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on May 19, 2009 [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 26, 2009].

3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 11, 2010 [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 14, 2010].

3.3	Certificate of Designation of Series A Preferred Stock, as filed with the Secretary of State of the State of Nevada, May 27, 2010 [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 3, 2010].

3.4	Amended and Restated Bylaws, adopted October 5, 2010 [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.1	Exclusive Licensing Agreement, dated April 10, 2006, between Runjiao Wang and Daqing Shuaiyi Biotech Co., Ltd. (English Translation) [Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

Exhibit No.	Description
10.2	Form of Heilongjiang Shuaiyi New Energy Development Co., Ltd. Employment Agreement. (English Translation) [Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.3	English Translation of Employment Agreement, dated August 18, 2009, between Heilongjiang Shuaiyi New Energy Development Co., Ltd. and Hongbing Hua [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2009].

10.4	2009 Equity Incentive Plan (as amended on July 23, 2012) [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2012].

10.5	Form of Securities Purchase Agreement, dated May 27, 2010, by and among the Company and the investors named therein [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2010].

10.6	Employment Agreement, by and between the Company and Robert Tick, dated July 16, 2010 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2010].

10.7	Stock Option Agreement, by and between the Company and Robert Tick, dated July 16, 2010 [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 20, 2010].

10.8	Restricted Shares Grant Agreement, by and between the Company and Robert Tick, dated July 16, 2010 [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 20, 2010].

10.9	Independent Director Contract, dated October 5, 2010, by and between the Company and Henry Ngan [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.10	Independent Director Contract, dated October 5, 2010, by and between the Company and Virginia P’an [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.11	Independent Director Contract, dated October 5, 2010, by and between the Company and Jianbing Zhong [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.12	Indemnification Agreement, dated October 5, 2010, by and between the Company and Henry Ngan [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.13	Indemnification Agreement, dated October 5, 2010, by and between the Company and Virginia P’an [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.14	Indemnification Agreement, dated October 5, 2010, by and between the Company and Jianbing Zhong [Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.15	Restricted Shares Grant Agreements, dated October 5, 2010, by and between the Company and Henry Ngan [Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.16	Restricted Shares Grant Agreements, dated October 5, 2010, by and between the Company and Virginia P’an [Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.17	Restricted Shares Grant Agreements, dated October 5, 2010, by and between the Company and Jianbing Zhong [Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.18	Indemnification Agreement, dated October 5, 2010, by and between the Company and Robert Tick [Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

Exhibit No.	Description
10.19	English Translation of Equity Transfer Agreement, by and between New Resources and the Founders, dated October 22, 2010 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2010].

10.20	English Translation of Technical Service Agreement, by and between Harbin Baixin and Heilongjiang Shuaiyi, dated October 22, 2010 [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 28, 2010].

10.21	English Translation of Exclusive Purchase Option Agreement, by and among Harbin Baixin, the Founders and Heilongjiang Shuaiyi, dated October 22, 2010. [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 28, 2010].

10.22	English Translation of Voting Rights Proxy Agreement, by and among Harbin Baixin, the Founders and Heilongjiang Shuaiyi, dated October 22, 2010 [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 28, 2010].

10.23	English Translation of Equity Pledge Agreement, by and among Harbin Baixin, the Founders and Heilongjiang Shuaiyi, dated October 22, 2010 [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 28, 2010].

10.24	Amendment No. 1 to the Employment Agreement, dated January 24, 2011, by and between the Company and Robert Tick [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 28, 2011].

10.25	Lease Agreement, dated May 1, 2010, between Qingling Zhang and Xinjun Li (English Translation) [Incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed on March 29, 2011].

10.26	Asset Transfer Agreement, by and between Heilongjiang Shuaiyi New Energy Development Co., Ltd. and Lianyun Han, dated April 15, 2011 [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011].

10.27	Amendment No. 1 to the Securities Purchase Agreement, dated August 24, 2011, by and between the Company and ARC China Investment Funds [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2011].

10.28	Lock-up Agreement, dated August 24, 2011, by and between the Company and ARC China Investment Funds [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 25, 2011].

10.29	Independent Director Contract, dated November 26, 2012, by and between the Company and Mr. Fearon. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 29, 2012].

10.30	Indemnification Agreement, dated November 26, 2012, by and between the Company and Mr. Fearon. [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 29, 2012].

10.31	Restricted Shares Grant Agreement, dated November 26, 2012, by and between the Company and Mr. Fearon. [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 29, 2012].

14.1	Amended and Restated Code of Ethics, adopted October 5, 2010 [Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

21	Subsidiaries of the Company [Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed on March 29, 2011]

23.1	Consent of Crowe Horwath (HK) CPA Limited, Independent Registered Public Accounting Firm.*

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit No.	Description
101.INS	XBRL Instance Document
101.SCH	Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized .

Date: March 26, 2014
NUTRASTAR INTERNATIONAL INC.

	By :	/s/ Lianyun Han
Lianyun Han
Chief Executive Officer

	By:	/s/ Robert Tick
Robert Tick
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lianyun Han	Chairperson, Chief Executive Officer and President	March 26, 2014
Lianyun Han	(Principal Executive Officer)

/s/ Robert Tick	Director, Chief Financial Officer and Treasurer	March 26, 2014
Robert Tick	(Principal Financial and Accounting Officer)

/s/ Hongbin Hua	Chief Marketing Officer	March 26, 2014
Hongbin Hua

/s/ Chunming Zhang	Director	March 26, 2014
Chunming Zhang

/s/ Henry Ngan	Director	March 26, 2014
Henry Ngan

/s/ Virginia P’an	Director	March 26, 2014
Virginia P’an

/s/ Jianbing Zhong	Director	March 26, 2014
Jianbing Zhong

/s/ Richard E. Fearon, Jr.	Director	March 26, 2014
Richard E. Fearon, Jr.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Nutrastar International Inc.

We have audited the accompanying consolidated balance sheets of Nutrastar International Inc. (“Company”) and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2, the consolidated financial statements were prepared in accordance with Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities.

/s/ Crowe Horwath (HK) CPA Limited
Hong Kong, China
March 26, 2014

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$102,599,186	$75,526,533
Accounts receivable	56,922	81,497
Inventories	691,847	965,251
Prepayments and other receivables	1,300,012	1,321,726
Total current assets	104,647,967	77,895,007
OTHER ASSETS
Intangible assets, net	1,107,737	1,552,022
Property, plant and equipment, net	15,481,249	15,991,060

Total assets	$121,236,953	$95,438,089
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Other payables and accruals	$1,167,957	$1,481,198
Taxes payable	2,879,172	2,981,136
Due to a related party	265,223	150,036
Preferred stock dividend payable	738,903	528,528
Warrants liabilities	-	173
Total current liabilities	5,051,255	5,141,071
Total liabilities	5,051,255	5,141,071
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 110,066 shares and 113,010 shares issued and outstanding, respectively; aggregate liquidation preference amount: $3,081,848 and $3,164,280, plus accrued but unpaid dividend of $738,903 and $528,528, at December 31, 2013 and 2012, respectively	2,510,183	2,577,324

Common stock, $0.001 par value, 190,000,000 shares authorized, 16,421,161 shares issued and 16,377,606 shared outstanding at December 31,2013; 15,907,381 shares issued and 15,863,826 shares outstanding at December 31, 2012	16,422	15,908

Additional paid-in capital	19,934,551	19,029,586
Statutory reserves	4,983,935	4,960,023
Treasury stock, at cost, 43,555 shares as of December 31, 2013 and 2012	(78,767)	(78,767)
Retained earnings	80,242,877	58,325,932
Accumulated other comprehensive income	8,576,497	5,467,012
Total stockholders' equity	116,185,698	90,297,018

Total liabilities and stockholders' equity	$121,236,953	$95,438,089

See accompanying notes to consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLARS)

	Year Ended December 31,
	2013	2012

REVENUE	$43,348,989	$36,771,176

Cost of goods sold	(9,633,349)	(8,742,166)

GROSS PROFIT	33,715,640	28,029,010

Operating expenses:
Selling expenses	(1,848,488)	(1,658,956)
General and administrative expenses	(3,216,459)	(3,102,070)
Gain on re-measurement of accrued staff fringe and social benefits	934,855	-

Income from operations	29,585,548	23,267,984

Other income:
Interest income	324,145	255,918
Foreign exchange differences	64,653	5,610
Change in fair value of warrants	173	144,238
Other income	8,073	7,921
Total other income	397,044	413,687

Income before income taxes	29,982,592	23,681,671

Provision for income taxes	(7,812,222)	(6,438,960)

NET INCOME	$22,170,370	$17,242,711

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	3,109,485	250,445

COMPREHENSIVE INCOME	$25,279,855	$17,493,156

Earnings per share
Basic	$1.38	$1.10
Diluted	$1.30	$1.04

Weighted average number of shares outstanding
Basic	15,949,537	15,453,656
Diluted	17,089,460	16,600,053

See accompanying notes to consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLARS)

									Accumulated
	Preferred Stock		Common Stock		Additional				Other
	Number		Number		Paid-in	Treasury	Statutory	Retained	Comprehensive
	of Shares	Amount	of Shares	Amount	Capital	stock	Reserves	Earnings	Income	Total

Balance at January 1, 2012	147,820	$3,371,206	14,957,970	$14,963	$17,180,280	$(9,553)	$3,076,552	$43,167,074	$5,216,567	$72,017,089

Net income	-	-	-	-	-	-	-	17,242,711	-	17,242,711
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	250,445	250,445
Preferred stock converted into common stock	(34,810)	(793,882)	348,100	348	793,534	-	-	-	-	-
Preferred stock dividend converted into common stock	-	-	34,150	34	201,671	-	-	-	-	201,705
Preferred stock dividend	-	-	-	-	-	-	-	(200,382)	-	(200,382)
Appropriation of statutory reserves	-	-	-	-	-	-	1,883,471	(1,883,471)	-	-
Restricted stock unit vesting	-	-	562,500	563	(563)	-	-	-	-	-
Share-based payment	-	-	-	-	809,664	-	-	-	-	809,664
Repurchase of common stock	-	-	(38,894)	-	-	(69,214)	-	-	-	(69,214)
Issuance of restricted shares to IR	-	-	-	-	45,000	-	-	-	-	45,000

Balance at December 31, 2012	113,010	$2,577,324	15,863,826	$15,908	$19,029,586	$(78,767)	$4,960,023	$58,325,932	$5,467,012	$90,297,018

Net income	-	-	-	-	-	-	-	22,170,370	-	22,170,370
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	3,109,485	3,109,485
Preferred stock converted into common stock	(2,944)	(67,141)	29,440	29	67,112	-	-	-	-	-
Preferred stock dividend converted into common stock	-	-	6,840	7	19,131	-	-	-	-	19,138
Preferred stock dividend	-	-	-	-	-	-	-	(229,513)	-	(229,513)
Appropriation of statutory reserves	-	-	-	-	-	-	23,912	(23,912)	-	-
Share-based payments to non employee (IR)	-	-	-	-	17,804	-	-	-	-	17,804
Share-based payments to employees	-	-	-	-	801,396	-	-	-	-	801,396
Issuance of restricted share to IR	-	-	15,000	15	(15)	-	-	-	-	-
Issuance of restricted share to employees	-	-	462,500	463	(463)	-	-	-	-	-

Balance at December 31, 2013	110,066	$2,510,183	16,377,606	$16,422	$19,934,551	$(78,767)	$4,983,935	$80,242,877	$8,576,497	$116,185,698

See accompanying notes to consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)

	Year Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,170,370	$17,242,711
Adjustments to reconcile net income to cash provided by operating activities:
Change in fair value of warrants	(173)	(144,238)
IR warrant and restricted stock expense	17,804	45,000
Depreciation and amortization	1,473,496	1,235,468
Loss on disposal of property and equipment	-	76,219
Share-based compensation expense	801,396	809,664
(Increase) decrease in assets:
Accounts receivable	26,676	1,216
Inventories	298,548	(63,903)
Prepayments and other receivables	61,626	(123,802)
Increase (decrease) in liabilities:
Accounts payable	-	(6,327)
Other payables and accruals	(351,591)	412,785
Taxes payable	(191,162)	387,399
Net cash provided by operating activities	24,306,990	19,872,192

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(315,257)
Refund of payments for building construction	-	1,267,327
Net cash provided by investing activities	-	952,070

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	-	(69,214)
Decrease in restricted cash	-	4,170
Advance from a related party	46,173	64,829
Net cash provided by (used in) financing activities	46,173	(215)

Foreign currency translation adjustment	2,719,490	146,157

INCREASE IN CASH AND CASH EQUIVALENTS	27,072,653	20,970,204
CASH AND CASH EQUIVALENTS, at the beginning of the year	75,526,533	54,556,329

CASH AND CASH EQUIVALENTS, at the end of the year	$102,599,186	$75,526,533

NON-CASH TRANSACTIONS
Preferred stock and dividend converted into common stock	$86,279	$995,587
Preferred stock dividend payable	229,513	200,382
Share-based payment to officers and directors under equity incentive plan	801,396	809,664
Share-based payment – IR warrants and restricted shares	17,804	45,000
SUPPLEMENTAL DISCLOSURE INFORMATION
Income taxes paid	$7,683,689	$6,179,713

See accompanying notes to consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

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
For the Years Ended December 31, 2013 and 2012

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
Pursuant to an equity pledge agreement, entered into by and among Harbin Baixin, the Shuaiyi Founders and Heilongjiang Shuaiyi, the Founders pledged all of the Equity Interests to Harbin Baixin to secure the full and complete performance of the obligations and liabilities on the part of the Shuaiyi Founders and Heilongjiang Shuaiyi under this and the above contractual arrangements (the “Pledge Agreement” and together with the Service Agreement, the Option Agreement, the Voting Rights Agreement and the Equity Transfer Agreement, the “Restructuring Documents”).

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

As of December 31, 2013, details of the subsidiaries and affiliates of the Company are as follows:

			Percentage of
	Domicile and date		effective
Names	of incorporation	Paid-up capital	ownership	Principal activities

Subsidiaries

New Zealand WAYNE’S New Resources Development Co., Ltd (“New Resources”)	British Virgin Islands, March 13, 2008	$50,000	100%	Holding company of the other subsidiaries

Oriental Global Holdings Limited (“Oriental Global”)	Hong Kong, May 28, 2010	HK$1	100%	Holding company of Harbin Baixin

Harbin Baixin Biotech Development Co., Ltd (“Harbin Baixin”)	People’s Republic of China (“PRC”), July 13, 2010	$3,000,000	100%	Cordyceps Militaris (a.k.a. Chinese Golden Grass) cultivation technology research and development, services and Cordyceps Militaris products wholesale

VIEs

Heilongjiang Shuaiyi New Energy Development Co., Ltd (“Heilongjiang Shuaiyi”)	PRC, July 11, 2006	RMB60,000,000	100%	Principally engaged in investment and property holding

Daqing Shuaiyi Biotech Co. Ltd. (“Daqing Shuaiyi”)	PRC, August 8, 2005	RMB50,000,000	100%	Growing and sales of Cordyceps Militaris, which is widely used for Chinese medicine, and functional health beverages

Harbin Shuaiyi Green and Specialty Food Trading LLC. (“Harbin Shuaiyi”)	PRC, May 18, 2001	RMB1,500,000	100%	Sales of organic and specialty food products

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

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

Use of estimates
The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the years ended December 31, 2013 and 2012 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

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
For the Years Ended December 31, 2013 and 2012

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Intangible assets
The Company’s intangible assets include a ten-year exclusive right to use a proprietary process and computer software. The Company’s amortization policy on intangible assets is as follows:

Useful Life
(In years)
Exclusive right	10
Computer software	4

The Company accounts for its intangible assets pursuant to FASB ASC Subtopic 350-30, “General Intangibles Other Than Goodwill”. Under ASC 350-30-35, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Under FASB ASU No.2012-02 Intangible-Goodwill and Other(Topic 350), the Company assesses qualitative factors to determine whether it is necessary to perform a quantitative impairment test. The Company would not be required to calculate the fair value of an indefinite-lived intangible asset unless the Company determines, based on a qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. If the qualitative assessment fails, intangibles with indefinite lives are further evaluated quantitatively for impairment by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology.

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
For the Years Ended December 31, 2013 and 2012

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

Research and development costs
Research and development costs are expensed as incurred, and are charged to general and administrative expenses. Research and development costs were $173,881 and $168,746 for the years ended December 31, 2013 and 2012, respectively.

Advertising costs
The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were $10,437 and $10,240 for the years ended December 31, 2013 and 2012, respectively.

Shipping and handling costs
Substantially all costs of shipping and handling of products to customers are included in selling expense. Shipping and handling costs for the years ended December 31, 2013 and 2012 were insignificant.

Comprehensive income
FASB ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes foreign currency translation adjustments.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	December 31, 2013	December 31, 2012
Balance sheet items, except for equity accounts	US$1=RMB6.0969	US$1=RMB6.2855
Items in the statements of income and cash flows	US$1=RMB6.1932	US$1=RMB6.3125

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

The Company believes that during the years ended December 31, 2013 and 2012, it operated in three business segments – growing and sales of Cordyceps Militaris, which is widely used for Chinese medicine, manufacturing and sale of functional health beverages featuring the Cordyceps Militaris as a core ingredient, and sales of organic and specialty products. The manufacturing and sale of Cordyceps Militaris functional health beverages was launched in the fourth quarter of 2010.

Throughout the years ended December 31, 2013 and 2012, all of the Company’s operations were carried out in one geographical segment - China.

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
For the Years Ended December 31, 2013 and 2012

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

Recent accounting pronouncements
In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05, Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), to resolve a diversity in accounting for the cumulative translation adjustment of foreign currency upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 requires the parent to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Further, ASU 2013-05 clarified that the parent should apply the guidance in subtopic 810-10 if there is a sale of an investment in a foreign entity, including both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. ASU 2013-05 is effective prospectively for the Company in our first quarter of fiscal 2014, with early adoption permitted. The Company does not expect ASU 2013-05 to have a significant impact on its consolidated results of operations and financial condition.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740)(ASU 2013-11). The amendments in this update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not expect ASU 2013-11 to have a significant impact on its consolidated results of operations and financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

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

The carrying values of cash and cash equivalents, trade and other receivables and payables approximate their fair values due to the short maturities of these instruments. The carrying value of derivative instruments – warrants, being classified as level 2 financial instruments, was nil and $173 as of December 31, 2013 and December 31, 2012, respectively.

There was no asset or liability measured at fair value on a non-recurring basis as of December 31, 2013 and December 31, 2012.

For stock-based derivative financial instruments, the Company uses Monte-Carlo simulation methods to value the derivative instruments at inception and on subsequent valuation dates. These stock-based derivative financial statements, including Series A Series B Warrants and Series C Warrants expired on December 16, 2012 and June 28, 2013, respectively (note 10).

NOTE 4	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	December 31,
	2013	2012

Accounts receivable	$56,922	$81,497
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$56,922	$81,497

No allowance was deemed necessary as of December 31, 2013 and 2012.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

NOTE 5	INVENTORIES

Inventories by major categories are summarized as follows:

	December 31,
	2013	2012

Raw materials	$240,498	$321,207
Work in progress	404,190	397,991
Finished goods	47,159	246,053

Total	$691,847	$965,251

NOTE 6	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	December 31,
	2013	2012

Prepayments for raw material purchasing	$1,271,672	$1,310,112
Other receivables, net of $nil allowance	28,340	11,614

	$1,300,012	$1,321,726

NOTE 7	INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	December 31,
	2013	2012

Computer software, cost	$1,629	$1,580
Exclusive right to use a secret process, cost	4,922,509	4,774,807
Less: Accumulated amortization	(3,816,401)	(3,224,365)

	$1,107,737	$1,552,022

In April 2006, the Company purchased from a third party a ten-year exclusive right to use a secret process and method in the cultivation and growing of Cordyceps Militaris, which is widely used for traditional Chinese medicine, for a cash consideration of RMB30,000,000, payable over five years. The exclusive right is amortized over its term of ten years using the straight-line method.

Amortization expense was $484,640 and $475,489 for the years ended December 31, 2013 and 2012, respectively. The estimated expense of the intangible assets over each of the next three years will be:

Fiscal 2014	$492,304
Fiscal 2015	492,303
Fiscal 2016	123,130

$1,107,737

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

NOTE 8	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31,
	2013	2012
Cost:
Buildings	$19,783,618	$19,189,999
Office equipment	29,213	28,337
Machinery	137,815	133,680
Motor vehicles	119,246	115,668
Total cost	20,069,892	19,467,684
Less: Accumulated depreciation	(4,588,643)	(3,476,624)
Net book value	$15,481,249	$15,991,060

Depreciation expense for the years ended December 31, 2013 and 2012 was $988,856 and $759,979, respectively.

NOTE 9	OTHER PAYABLES, ACCRUALS AND TAXES PAYABLE

Other payables and accruals consisted of the following:

	December 31,
	2013	2012
Accrued staff costs	$1,086,644	$1,427,792
Other payables	81,313	53,406
	$1,167,957	$1,481,198

Accrued staff costs mainly represent salary payables, fringe and social benefit accruals. According to the prevailing laws and regulations of the PRC, all eligible employees of the Company’s subsidiaries and VIEs are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan (“social insurance”). The Company’s subsidiaries and VIEs are required to: i) accrue the social insurance based on certain percentages of the qualified employees’ salaries; and ii) make contributions to the plans for the amounts accrued. For the past periods, the Company’s subsidiaries and VIEs recorded the accrual amount but the actual social insurance plan was not established to receive the contribution. The recorded accruals for the social insurance reflected an estimate of the probable liability incurred based on the information available at the date of each financial statement.

Upon establishment of the plans in December 2013, the Company’s subsidiaries and VIEs began to contribute to the plans for all currently eligible employees. Based on the number of eligible employees, the qualified employee’s salaries and the prevailing laws and regulations of PRC at that time, the Company’s subsidiaries and VIEs re-measured the liabilities incurred to be $1,042,880. As a result, the Company derecognized $934,855 of previously accrued staff costs, resulting in a gain on re-measurement of accrued staff fringe and social benefits and recorded that amount in the income statement.

Taxes payable consisted of the following:

	December 31,
	2013	2012
Value added tax	$451,340	$756,525
Income tax	2,316,261	2,120,116
Others	111,571	104,495
	$2,879,172	$2,981,136

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

NOTE 10	STOCKHOLDERS’ EQUITY

Private Placement Transaction

On December 17, 2009, the Company completed a private placement transaction and sold 1,000,000 shares of common stock to certain accredited investors at $2.50 per share for a total of $2.5 million pursuant to a securities purchase agreement. In addition, the Company issued to each of the investors two warrants to purchase in aggregate 500,000 shares of common stock, including a Series A warrant having a term of three years with an exercise price of $3.25 per share and a Series B warrant having a term of three years with an exercise price of $4.00 per share, both of which are subject to the usual adjustments for certain corporate events.

In addition, pursuant to the securities purchase agreement, the Shareholder agreed to place a total of 1,000,000 shares of the Company’s common stock held by it into escrow to secure the make good obligations described below on behalf of the investors. Under the securities purchase agreement, the Shareholder agreed that: (i) in the event that the Company’s consolidated financial statements reflect less than $9,000,000 of after-tax income for the fiscal year ended December 31, 2010, it would transfer to the investors, on a pro rata basis, for no additional consideration, 500,000 shares of common stock owned by it; and (ii) in the event that the Company’s consolidated financial statements reflect less than $11,000,000 of after-tax net income for the fiscal year ending December 31, 2011, it would transfer to the investors, on a pro rata basis, for no additional consideration, 500,000 shares of common stock owned by it. The Company achieved the 2011 and 2010 performance threshold and no escrow shares had been transferred to the investors.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

NOTE 10	STOCKHOLDERS’ EQUITY (CONTINUED)

Stock Repurchase

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

The Company repurchased 38,894 and 4,661shares of its common stock under the Repurchase Program at a weighted-average price of $1.78 and $2.05 per share for an aggregate purchase cost of $69,214 and $9,553 for the years ended December 31, 2012 and 2011, respectively. The Repurchase Program expired on August 24, 2012.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

NOTE 10	STOCKHOLDERS’ EQUITY (CONTINUED)

The following table sets out the allocation of the proceeds from the Private Placement:

Proceeds of the private placement on June 7, 2010	$3,524,342
Allocation of proceeds to Series C Warrants to investors	(718,698)
Allocation of proceeds to beneficial conversion feature	(1,143,198)
Amortization of discount resulting from the accounting for a beneficial conversion feature	1,143,198
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	$2,805,644
Preferred stock converted into common stock	(85,546)
Convertible Series A Preferred Stock at December 31, 2011	$2,720,098
Preferred stock converted into common stock	(689,392)
Convertible Series A Preferred Stock at December 31, 2012 and 2013	$2,030,706

Proceeds of the private placement on June 28, 2010	$2,121,938
Allocation of proceeds to Series C Warrants to investors	(418,668)
Allocation of proceeds to beneficial conversion feature	(644,532)
Amortization of discount resulting from the accounting for a beneficial conversion feature	644,532
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	$1,703,270
Preferred stock converted into common stock	(1,052,162)
Convertible Series A Preferred Stock at December 31, 2011	$651,108
Preferred stock converted into common stock	(104,490)
Convertible Series A Preferred Stock at December 31, 2012	$546,618
Preferred stock converted into common stock	(67,141)
Convertible Series A Preferred Stock at December 31, 2013	$479,477

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

NOTE 10	STOCKHOLDERS’ EQUITY (CONTINUED)

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
For the Years Ended December 31, 2013 and 2012

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
For the Years Ended December 31, 2013 and 2012

NOTE 10	STOCKHOLDERS’ EQUITY (CONTINUED)

Accounting for Series A Preferred Stock (continued)

During the years ended December 31, 2013 and 2012, 2,944 shares and 34,810 respectively, of Series A Preferred Stock were converted into 29,440 shares and 348,100 shares of common stock, respectively, at a 1 for 10 ratio. In addition, during the years ended December 31, 2013 and 2012, 6,840 shares and 34,150 shares of common stock were issued to the investors as settlement of stock dividends of $19,138 and $ 201,705, respectively.

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

The exercise price and number of shares of common stock issuable upon exercise of the Series C Warrants may be adjusted : 1) upon issuance of additional stock lower than the exercise price. 2) upon subdivision or combination of common stocks; or 3) upon distribution of assets and other dilutive events.

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
For the Years Ended December 31, 2013 and 2012

NOTE 10	STOCKHOLDERS’ EQUITY (CONTINUED)

Accounting for Series A, Series B and Series C Warrants (continued)

As of December 31, 2013, the fair value of these outstanding Series C Warrants was determined to be nil, accordingly, the Company recorded $173 and $144,238 in other income related to the change in the fair value of the Series C Warrants during the years ended December 31, 2013 and 2012, respectively. There is no cash flow impact for the warrant liability until the Series C Warrants are exercised.

The following table presents a reconciliation of the warrant liabilities measured at fair value on a recurring basis using Level 2 from January 1, 2012 to December 31, 2013:

Warrant Liabilities
Balance at January 1, 2012	$144,411
Change in fair value included in earnings	(144,238)
Balance at December 31, 2012	173
Change in fair value included in earnings	(173)
Balance at December 31, 2013	$-

IR Warrants

On May 27, 2010, the Company entered into an investor relations agreement with a consultant in which the consultant would provide certain consulting services to the Company for a term of one year. In exchange for the consulting services provided, the consultant should receive (i) a cash fee of $100,000 and (ii) 100,000 warrants (the “IR Warrants”) at an exercise price of $3.80 and a term of three years from issuance date. The above 100,000 IR Warrants were issued on July 1, 2010. The grant date fair value of these IR warrants was estimated at $89,435 using the Black-Scholes valuation model and $nil were charged as general and administrative expenses during the years ended December 31, 2013 and 2012. Series IR Warrants expired on June 7, 2013.

Warrants issued and outstanding at December 31, 2013, and changes during the two years then ended, are as follows:

Weighted
	Number of	Average	Average Remaining
	underlying	Exercise	Contractual Life
	shares	Price	(years)
Balance, January 1, 2012	1,588,501	$3.50	2.29
Granted	-	-	-
Forfeited	(500,000)	$3.63	-
Exercised	-	-	-
Outstanding at December 31, 2012	1,088,501	$3.44	0.45
Granted	-	-	-
Forfeited	(1,088,501)	$3.44	-
Exercised	-	-
Outstanding at December 31, 2013	-	$-	-

Exercisable at December 31, 2013	-	$-	-

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

NOTE 11	STATUTORY RESERVES

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

The Company was authorized to issue an aggregate of 2,500,000 shares of its common stock under the 2009 Equity Incentive Plan (“Plan”) as equity awards of incentive stock options, non-statutory stock options, restricted stock, and other equity incentives to employees, officers, directors and consultants. The Plan expires in 2019 and as of December 31, 2013, there were 555,000 shares of common stock available for grant pursuant to the Plan.

Stock options granted to Management

On July 16, 2010, the Company entered into a stock option agreement with Mr. Robert Tick (“Mr. Tick”), the Chief Financial Officer of the Company, under the Company’s 2009 Equity Incentive Plan. Pursuant to the terms of the stock option agreement, Mr. Tick was granted options to purchase an aggregate of 150,000 shares of common stock of the Company, consisting of, an option to purchase 75,000 shares that would vest in 2011 with an exercise price of $5.00 per share, and an option to purchase 75,000 shares that would vest in 2012 with an exercise price of $7.00 per share. Each of these options expires three years after their respective vesting dates.

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

On January 24, 2011, the Compensation Committee of the Board approved the repricing of the options that the Company granted to Mr. Tick on July 16, 2010. As a result, each such option outstanding had an exercise price of $3.50 per share which was higher than the closing price of the Company’s common stock on the OTC Bulletin Board on the date of repricing. In addition, the vesting schedules of the outstanding options granted to Mr. Tick were changed from vesting on an annual basis to vesting on a semi-annual basis.

On August 8, 2013, the Company entered into a stock option agreement with Mr. Tick, under the Company’s 2009 Equity Incentive Plan. Pursuant to the terms of the stock option agreement, Mr. Tick was granted options to purchase an aggregate of 75,000 shares of common stock of the Company, consisting of, an option to purchase 37,500 shares that would vest in 2013 with an exercise price of $0.83 per share, and an option to purchase 37,500 shares that will vest in 2014 with an exercise price of $0.83 per share. Each of these options expires three years after their respective vesting dates.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

NOTE 12	SHARE-BASED COMPENSATION (CONTINUED)

Stock options granted to Management (continued)

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

Expected volitility	73%
Expected dividend	0%
Expected terms (in year)	1
Risk-free rate	0.12%

A summary of options issued and outstanding at December 31, 2013 and the movements during the two years then ended are as follows:

		Weighted-
	Number of	Average	Aggregate	Weighted- Average
	Underlying	Exercise Price	Intrinsic	Contractual Life
	Shares	Per Share	Value (1)	Remaining in Years

Outstanding at January 1, 2012	150,000	$3.50	$-	3.25
Granted			-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited			-
Outstanding at December 31, 2012	150,000	$3.50	$-	2.25
Granted	75,000	$0.28	$96,750	3.08
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2013	225,000	$2.61	$96,750	1.86
Exercisable at December 31, 2013	187,500	$2.97	$48,375	1.57

(i)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on December 31, 2013. The intrinsic value of a stock option is the excess of the Company’s closing stock price on December 31, 2013 at $2.12 per share over the exercise price $0.83 per share, multiplied by the number of shares subject to the option..

Accordingly, the Company recognized compensation expense of $10,179 and $88,251 in relation to the options granted to Mr. Tick for the two years ended December 31, 2013 and 2012, respectively.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

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

On November 26, 2012, the Company also entered into a restricted shares grant agreement (the "Second Restricted Shares Grant Agreement") under the Company’s 2009 Equity Incentive Plan with Mr. Tick. Pursuant to the terms of the Second Restricted Shares Grant Agreement, the Company granted to Mr. Tick 20,000 restricted shares (the “Restricted Shares”) of the Company’s common stock subject to the vesting schedule therein. If Mr. Tick’s service with the Company ceases for any reason other than Mr. Tick’s (a) death, (b) disability, (c) retirement, or (d) termination by the Company without cause, any unvested restricted shares will be automatically forfeited to the Company. The Second Restricted Shares vested immediately upon grant, on November 26, 2012

On August 8, 2013, the Company entered into a restricted shares grant agreement (the "Third Restricted Shares Grant Agreement") under the Company’s Plan with Mr. Tick. Pursuant to the terms of the Third Restricted Shares Grant Agreement, the Company granted to Mr. Tick 75,000 restricted shares (the “Restricted Shares”) of the Company’s common stock subject to the vesting schedule therein. If Mr. Tick’s service with the Company ceases for any reason other than Mr. Tick’s (a) death, (b) disability, (c) retirement, or (d) termination by the Company without cause, any unvested restricted shares will be automatically forfeited to the Company. The Third Restricted Shares vest under the following schedule: 37,500 shares vest on November 15, 2013 and 37,500 shares vest on April 15, 2014.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

NOTE 12	SHARE-BASED COMPENSATION (CONTINUED)

Restricted shares granted to Management

Accordingly, the Company recognized compensation expense of $111,771 and $172,583, related to the restricted shares granted to Mr. Tick for the years ended December 31, 2013 and 2012, respectively, based on the estimated grant-date fair value of the Company’s common stock of $0.83 on August 8, 2013, $1.15 on November 26, 2012 and $3.00 on July 16, 2010, respectively.

Restricted shares granted to Employees

On November 12, 2012, the Company also entered into nine restricted shares grant agreements (the "Restricted Shares Grant Agreement") under the Company’s 2009 Equity Incentive Plan with nine employees. Pursuant to the terms of the Restricted Shares Grant Agreements, the Company granted to these employees a total of 360,000 restricted shares (the “Restricted Shares”) of the Company’s common stock subject to the vesting schedule therein. If these employees’ service with the Company ceases for any reason other than these employees’ (a) death, (b) disability, (c) retirement, or (d) termination by the Company without cause, any unvested restricted shares will be automatically forfeited to the Company. The Restricted Shares vested immediately upon grant, on November 12, 2012

On November 15, 2013, the Company entered into a restricted shares grant agreement (the “Restricted Shares Grant Agreement”) under the Company’s Plans with eight employees. Pursuant to the terms of the Restricted Shares Grant Agreement, the Company granted to these employees a total of 350,000 restricted shares to the Company’s common stock subject to the vesting schedule therein. If these employees’ service with the Company ceases for any reason other than these employees’ (a) death, (b) disability, (c) retirement, or (d) termination by the Company without cause, any unvested restricted shares will be automatically forfeited to the Company. The Restricted Shares vested immediately upon grant, on November 15, 2013.

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

Accordingly, the Company recognized compensation expense of $612,500 and $414,000, related to the restricted shares granted to these employees for the years ended December 31, 2013 and 2012, respectively, based on the estimated grant-date fair value of the Company’s common stock of $1.75 on November 15, 2013 and $1.15 on November 12, 2012.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

NOTE 12	SHARE-BASED COMPENSATION (CONTINUED)

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

Accordingly, the Company recognized a total compensation expense of $66,946 and $134,830 related to the restricted shares granted to the directors for the years ended December 31, 2013 and 2012, respectively, based on the estimated grant-date fair values of the Company’s common stock of $2.98 on October 5, 2010, $3.28 on January 24, 2011 and $2.41 on August 11, 2011 and $1.15 on November 26, 2012.

Restricted shares granted to consultant

On August 1, 2012, the Company entered into an investor relations agreement (the “Agreement”) under the Company’s Plans with a consultant. Pursuant to the terms of the Agreement, the Company would grant a total of 35,000 restricted shares to the Company’s investor relations consultant for consulting services provided by the consultant during the period August 2012 to May 2013. The Company granted 25,000 of which on October 9, 2012 and granted another 10,000 restricted shares on December 3, 2012. The Company recognized total compensation expense of $45,000 and $nil related to the restricted shares granted to the consultant during the years ended December 31, 2012 and 2011, respectively, based on the estimated grant-date fair values of the Company’s common stock of $1.30 on October 9, 2012 and $1.25 on December 3, 2012.

On August 3, 2013, the Company entered into an investor relations agreement (the “Agreement”) under the Company’s Plans with a consultant. Pursuant to the terms of the Agreement, the Company would grant a total of 25,000 restricted shares to the Company’s investor relations consultant for consulting services provided by the consultant during the period August 2013 to June 2014. The Company issued 15,000 shares on September 16, 2013 (vesting date) and will issue another 10,000 restricted shares on Jan 1, 2014. The Company recognized total compensation expense of $17,804 in the year ended December 31, 2013, based on the fair values of the Company’s common stock of US$1.05 on September 16, 2013 for the 15,000 shares issued and an estimated fair value $2.12 for the 10,000 unregistered shares to be issued during the first quarter of 2014 as of December 31, 2013.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

NOTE 13	INCOME TAXES (CONTINUED)

The New EIT Law provides a grandfathering on tax holidays which were granted under the then effective tax laws and regulations. Therefore, one of the Company's VIEs, Daqing Shuaiyi, being engaged in growing and sales of organic and specialty food products, continued to be entitled to a preferential tax treatment: an EIT holiday for the two years ended December 31, 2006 and 2007 and a 50% reduction on the EIT rate for the three years ended December 31, 2008, 2009 and 2010.

Daqing Shuaiyi, Harbin Shuayi and Heilongjiang Shuaiyi are subject to an EIT rate of 25% for the years ended December 31, 2013 and 2012. No provision for PRC taxes was made for Heilongjiang Shuaiyi which had no taxable income in the PRC.

Harbin Baixin has been subject to an EIT rate of 25% since its incorporation. No provision for PRC taxes was made as Harbin Baixin had no taxable income in the PRC.

No provision for other overseas taxes is made as none of Nutrastar, New Resources and Oriental Global has any taxable income in the U.S., British Virgin Islands or Hong Kong, respectively.

The Company’s income tax expense consisted of:

	Year ended December 31,
	2013	2012

Current income tax – PRC	$7,812,222	$6,438,960
Deferred	-	-

	$7,812,222	$6,438,960

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2013	2012

Pre-tax income	$29,982,592	$23,681,671

U.S. federal corporate income tax rate	34%	34%
Income tax computed at U.S. federal corporate income tax rate	10,194,081	8,051,768
Reconciling items:
Loss not recognized as deferred tax assets	542,884	513,618
Change in fair value of warrants	(59)	(49,041)
Rate differential for PRC earnings	(2,830,539)	(2,254,288)
Non-deductible expenses and non-reportable income	(94,145)	176,903
Effective tax expense	$7,812,222	$6,438,960

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

NOTE 13	INCOME TAXES (CONTINUED)

The Company had deferred tax assets as follows:
	December 31,	December 31,
	2013	2012

Net operating losses carried forward	$1,799,625	$1,300,492
Less: Valuation allowance	(1,799,625)	(1,300,492)

Net deferred tax assets	$-	$-

As of December 31, 2013 and 2012, Nutrastar had $5,293,016 and $3,824,976, respectively, of net operating loss carryforwards available to reduce future taxable income which will expire in various years through 2030. Management believes it is more-likely-than-not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of December 31, 2013 and 2012, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended December 31, 2013 and 2012, and no provision for interest and penalties is deemed necessary as of December 31, 2013 and 2012.

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

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the two years presented:

	Years ended December 31,
	2013	2012
Income available to common stockholders:
- Net income	$22,170,370	$17,242,711
Less: Preferred stock dividend	(229,513)	(200,382)
Income available to common stockholders (Basic)	$21,940,857	$17,042,329
Add: Preferred stock dividend	229,513	200,382
Income available to common shareholders (Diluted)	$22,170,370	$17,242,711

Weighted average number of shares:
- Basic	15,949,537	15,453,656
- Effect of dilutive Preferred stock	1,128,406	1,143,101
- Effect of dilutive restricted stock units	3,878	3,296
- Effect of dilutive options	7,639	-
- Diluted	17,089,460	16,600,053

Net income per share
- Basic	$1.38	$1.10
- Diluted	$1.30	$1.04

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

NOTE 14	EARNINGS PER SHARE (CONTINUED)

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding to assume the issuance of all dilutive potential common shares upon conversion.

The diluted earnings per share calculation for the year ended December 31, 2013 did not include the warrants, management options and restricted shares to purchase up to 1,088,501 shares, 150,000 shares and 50,000 shares of common stock, respectively, because their effect was anti-dilutive.

The diluted earnings per share calculation for the year ended December 31, 2012 did not include the warrants, management options and restricted shares to purchase up to 1,088,501 shares, 150,000 shares and 25,000 shares of common stock, respectively, because their effect was anti-dilutive.

NOTE 15	RELATED PARTY TRANSACTIONS

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:-

(a)	Due to related parties

	December 31,	December 31,
	2013	2012

Due to Ms. Lianyun Han, Chairperson, CEO and President of the Company	$265,223	$150,036

The amount due to Ms. Han was non-interest bearing, unsecured and without a fixed repayment date.

(b)	Lease of land

For the years ended December 31, 2013 and 2012, the Company paid rental expense of $58,370 and $57,267 respectively, for the land leased from Heilongjiang Shuaiyi Technology Development Co., Ltd. (“Shuaiyi Technology”). Shuaiyi Technology and the Company are under common control and management.

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

It is the current intention of the Company to move the Company headquarters to this office building in the foreseeable future.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

NOTE 16	CONCENTRATION RISK

(a)	Concentration of credit risk

1)

As of December 31, 2013 and 2012, approximately 99.8% and 99.3%, respectively of the Company’s cash including cash on hand and deposits in accounts are maintained with one financial institution within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover such bank deposits in the event of bank failure. However, the Company has not experienced any losses in this financial institution and monitors the soundness and the credit ratings of this financial institution on a periodic basis, thus believes it is currently not exposed to any material risks on its bank deposits in bank accounts with this financial institution.

	2)	For the years ended December 31, 2013 and 2012, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of December 31, 2013 and 2012 also arose in the PRC.

The following individual customer accounted for 10% or more of the Group’s revenues for the years ended December 31, 2013 and 2012:

	2013	2012
Lai En Century Co. Ltd	24%	24%

Individual customer amounts receivable that represented 10% or more of total accounts receivable as of December 31, 2013 and 2012 were as follows:

	Percentage of accounts receivable as of
	December 31,
	2013	2012
Great Northern Wilderness Grain and Oil Warehouse Market	30%	59%
Shandong Province, Linyi City Hong Yun Commodity	27%	-%
Shandong Jinan Qing Jie Company	24%	17%
Harbin Te Anna Pharmaceutical Companies, Jilin Branch	19%	11%
Gongda Group Property Management Company (Zhong Yang	-%	13%
Hong Supermarket)

3)	For the years ended December 31, 2013 and 2012, all of the Company’s purchases arose in the PRC. In addition, all accounts payable as of December 31, 2013 and 2012 also arose in the PRC.

The following suppliers accounted for 10% or more of the Group’s procurement for the years ended December 31, 2013 and 2012:

	2013	2012
Heilongjiang Xianfeng Agricultural Materials Trading Co. Ltd.	28%	30%
Harbin Reservation During The Oil Co. Ltd.	23%	24%
Zhangjiagang Nong Nong Drinking and Food Co. Ltd.	21%	-%

No other individual supplier accounted for 10% or more of total accounts payable as of December 31, 2013 and 2012.

(b)	Concentration of operating risk

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
For the Years Ended December 31, 2013 and 2012

NOTE 17	COMMITMENTS AND CONTINGENCIES

(a)	Operating leases

The Company has entered into tenancy agreements for the leases of an exhibition hall and land with third parties and a related company, Shuaiyi Technology (see 15(b)), respectively, for the purposes of the operation of its VIEs. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of December 31, 2013 are as follows:

Year ending December 31,	Related Parties	Non-related Parties	Total
2014	$59,292	$37,199	$96,491
2015	59,292	10,593	69,885
2016	59,292	-	59,292
2017	59,292	-	59,292
2018	59,292	-	59,292
Thereafter	705,851	-	705,851

Total	$1,002,311	$47,792	$1,050,103

During the years ended December 31, 2013 and 2012, rental expenses under operating leases amounted to $117,664 and $139,710, respectively.

(b)	PRC employee costs

According to the prevailing laws and regulations of the PRC, the Company’s subsidiaries and VIEs in the PRC are required to contribute to medical, retirement and unemployment insurance programs for its employees. We have recorded accruals for the probable estimated liability for approximately the past two years. However, in the past we did not provide for contributions for our temporary employees. If the PRC regulatory authorities take the view that we were required to make contributions to the social insurance and housing accumulation funds for our temporary employees, our failure to make previous payments may be in violation of applicable PRC labor laws and PRC governmental authorities may impose penalties on us for failure to comply. In addition, in the event that any current or former employee files a complaint with the PRC government, we may be subject to making up the contributions to the social insurance and housing accumulation funds as well as paying administrative fines. As the Company does not currently believe that it is probable that these additional contributions and fines would be material and, furthermore, cannot be reasonably estimated, no additional provision has been made in this regard.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

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

During the years ended December 31, 2013 and 2012, all of the Company’s operations were carried out in one geographical segment - China.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

NOTE 18	SEGMENT INFORMATION (CONTINUED)

The Company’s segment revenue and results for the years ended December 31, 2013 and 2012 are as follows:

		Year Ended December 31, 2013
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$33,685,828	$7,474,342	$2,188,819	$-	$43,348,989

Segment income before income taxes	$26,860,209	$4,495,175	$276,024	$(1,648,816)	$29,982,592
Income before income taxes					29,982,592

Segment assets	$117,852,173	$62,501	$1,313,194	$2,009,085	$121,236,953

Total assets					121,236,953

Other segment information:
Depreciation and amortization	$1,362,832	$5,517	$1,379	$103,768	$1,473,496
Expenditure for segment assets	$-	$-	$-	$-	$-

		Year Ended December 31, 2012
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$27,747,740	$6,910,173	$2,113,263	$-	$36,771,176

Segment income before income taxes	$22,619,716	$2,535,623	$118,334	$(1,592,002)	$23,681,671
Income before income taxes					23,681,671

Segment assets	$91,594,711	$66,062	$1,394,027	$2,383,289	$95,438,089

Total assets					95,438,089

Other segment information:
Depreciation and amortization	$1,120,408	$5,413	$5,413	$104,234	$1,235,468
Expenditure for segment assets	$299,342	$-	$15,915	$-	$315,257

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

NOTE 19	RESTRICTED NET ASSETS

The Company’s operations are primarily conducted through its VIEs Daqing Shuaiyi and Harbin Shuaiyi. Daqing Shuaiyi and Harbin Shuaiyi may only pay dividends out of their retained earnings determined in accordance with the accounting standards and regulations in the PRC and after they have met the PRC requirements for appropriation to statutory reserves (see Note 11).

In addition, Daqing Shuaiyi and Harbin Shuaiyi’s businesses and assets are primarily denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires; submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts. These currency exchange control procedures imposed by the PRC government authorities may restrict the ability of Daqing Shuaiyi and Harbin Shuaiyi to transfer their net assets to the Company through loans, advances or cash dividends, which consisted of paid-up capital, retained earnings and statutory reserves and which aggregate amount of approximately RMB632 million (or $104 million) exceeded 25% of the Company’s consolidated net assets. Accordingly, condensed parent company financial statements have been prepared in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X.

These supplemental condensed parent company financial statements should be read in conjunction with the notes to the Company’s Consolidated Financial Statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

As of December 31, 2013 and 2012, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any.

Condensed Balance Sheets

	As of December 31,
	2013	2012
ASSETS
Other receivables	$-	$-
Restricted cash	-	-
Interests in subsidiaries	117,078,904	90,952,289
Total assets	$117,078,904	$90,952,289
LIABILITIES
Current liabilities:
Warrant liabilities	$-	$173
Preferred stock dividend payable	738,903	528,528
Other payables and accruals	154,303	126,570
Total liabilities	893,206	655,271
Stockholders’ equity
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 110,066 shares and 113,010 shares issued and outstanding, respectively	2,510,183	2,577,324
Common stock, $0.001 par value, 190,000,000 shares authorized, 16,421,161 shares issued and 16,377,606 shares outstanding at December 31, 2013; 15,907,381 shares issued and 15,863,826 shares outstanding at December 31, 2012	16,422	15,908
Additional paid-in capital	19,934,551	19,029,586
Treasury stock, at cost, 43,555 shares as of December 31, 2013 and 2012	(78,767)	(78,767)
Retained earnings	85,226,812	63,285,955
Accumulated other comprehensive income	8,576,497	5,467,012
Total stockholders’ equity	116,185,698	90,297,018
Total liabilities and stockholders’ equity	$117,078,904	$90,952,289

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

NOTE 19	RESTRICTED NET ASSETS (CONTINUED)

Condensed Statement of Income and Comprehensive Income

		Year ended December 31,
		2013		2012

NET REVENUE	$	−	$	−
Administrative expenses		(1,468,040)		(1,510,643)
Changes in value of warrants		173		144,238
Income tax		−		−
Equity in income of subsidiaries		23,638,237		18,609,116
Net income		$22,170,370		$17,242,711

Condensed Statement of Cash Flows

		Year ended December 31,
		2013		2012

Net cash used in operating activities		$(621,107)		$(643,709)
Net cash provided by (used) in investing activities		621,107		708,753
Net cash provided by financing activities		−		(65,044)
Cash, beginning of year		−		−
Cash, end of year	$	−	$	−

NOTE 20	SUBSEQUENT EVENTS

In accordance with authoritative guidance, we have evaluated any events or transactions occurring after December 31, 2013, the consolidated balance sheet date, through the date of filing of this report and note that there have been no such events or transactions that would require recognition or disclosure in the consolidated financial statements as of and for year ended December 31, 2013, except the following non-cash transactions.

(i)
On January 22, 2014, a holder of the Company Series A Convertible Preferred Stock converted 2,944 shares of Preferred Stock and 709 shares of Preferred Stock dividends into a total of 36,530 shares of the Company’s common stock.

(ii)
On January 24, 2014, a holder of the Company Series A Convertible Preferred Stock converted 3,502 shares of Preferred Stock and 845 shares of Preferred Stock dividends into a total of 43,470 shares of the Company’s common stock.

(iii)
On January 28, 2014, a holder of the Company Series A Convertible Preferred Stock converted 3,502 shares of Preferred Stock 848 shares of Preferred Stock dividends into a total of 43,500 shares of the Company’s common stock.

(iv)
On February 6, 2014, a holder of the Company Series A Convertible Preferred Stock converted 1,053 shares of Preferred Stock and 262 shares of Preferred Stock dividends into a total of 13,150 shares of the Company’s common stock.

(v)
On February 6, 2014, a holder of the Company Series A Convertible Preferred Stock converted 21,289 shares of Preferred Stock and 5,284 shares of Preferred Stock dividends into a total of 265,730 shares of the Company’s common stock.

(vi)	On February 18, 2014, we issued 25,000 shares of the Company’s stock for the vested restricted stocks to our Board members.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on May 19, 2009 [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 26, 2009].

3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 11, 2010 [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 14, 2010].

3.3	Certificate of Designation of Series A Preferred Stock, as filed with the Secretary of State of the State of Nevada, May 27, 2010 [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 3, 2010].

3.4	Amended and Restated Bylaws, adopted October 5, 2010 [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.1	Exclusive Licensing Agreement, dated April 10, 2006, between Runjiao Wang and Daqing Shuaiyi Biotech Co., Ltd. (English Translation) [Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

Exhibit No.	Description
10.2	Form of Heilongjiang Shuaiyi New Energy Development Co., Ltd. Employment Agreement. (English Translation) [Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on December 31, 2008].

10.3	English Translation of Employment Agreement, dated August 18, 2009, between Heilongjiang Shuaiyi New Energy Development Co., Ltd. and Hongbing Hua [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2009].

10.4	2009 Equity Incentive Plan (as amended on July 23, 2012) [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2012].

10.5	Form of Securities Purchase Agreement, dated May 27, 2010, by and among the Company and the investors named therein [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2010].

10.6	Employment Agreement, by and between the Company and Robert Tick, dated July 16, 2010 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2010].

10.7	Stock Option Agreement, by and between the Company and Robert Tick, dated July 16, 2010 [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 20, 2010].

10.8	Restricted Shares Grant Agreement, by and between the Company and Robert Tick, dated July 16, 2010 [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 20, 2010].

10.9	Independent Director Contract, dated October 5, 2010, by and between the Company and Henry Ngan [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.10	Independent Director Contract, dated October 5, 2010, by and between the Company and Virginia P’an [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.11	Independent Director Contract, dated October 5, 2010, by and between the Company and Jianbing Zhong [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.12	Indemnification Agreement, dated October 5, 2010, by and between the Company and Henry Ngan [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.13	Indemnification Agreement, dated October 5, 2010, by and between the Company and Virginia P’an [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.14	Indemnification Agreement, dated October 5, 2010, by and between the Company and Jianbing Zhong [Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.15	Restricted Shares Grant Agreements, dated October 5, 2010, by and between the Company and Henry Ngan [Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.16	Restricted Shares Grant Agreements, dated October 5, 2010, by and between the Company and Virginia P’an [Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.17	Restricted Shares Grant Agreements, dated October 5, 2010, by and between the Company and Jianbing Zhong [Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

10.18	Indemnification Agreement, dated October 5, 2010, by and between the Company and Robert Tick [Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

Exhibit No.	Description
10.19	English Translation of Equity Transfer Agreement, by and between New Resources and the Founders, dated October 22, 2010 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2010].

10.20	English Translation of Technical Service Agreement, by and between Harbin Baixin and Heilongjiang Shuaiyi, dated October 22, 2010 [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 28, 2010].

10.21	English Translation of Exclusive Purchase Option Agreement, by and among Harbin Baixin, the Founders and Heilongjiang Shuaiyi, dated October 22, 2010. [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 28, 2010].

10.22	English Translation of Voting Rights Proxy Agreement, by and among Harbin Baixin, the Founders and Heilongjiang Shuaiyi, dated October 22, 2010 [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 28, 2010].

10.23	English Translation of Equity Pledge Agreement, by and among Harbin Baixin, the Founders and Heilongjiang Shuaiyi, dated October 22, 2010 [Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 28, 2010].

10.24	Amendment No. 1 to the Employment Agreement, dated January 24, 2011, by and between the Company and Robert Tick [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 28, 2011].

10.25	Lease Agreement, dated May 1, 2010, between Qingling Zhang and Xinjun Li (English Translation) [Incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed on March 29, 2011].

10.26	Asset Transfer Agreement, by and between Heilongjiang Shuaiyi New Energy Development Co., Ltd. and Lianyun Han, dated April 15, 2011 [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011].

10.27	Amendment No. 1 to the Securities Purchase Agreement, dated August 24, 2011, by and between the Company and ARC China Investment Funds [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2011].

10.28	Lock-up Agreement, dated August 24, 2011, by and between the Company and ARC China Investment Funds [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 25, 2011].

10.29	Independent Director Contract, dated November 26, 2012, by and between the Company and Mr. Fearon. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 29, 2012].

10.30	Indemnification Agreement, dated November 26, 2012, by and between the Company and Mr. Fearon. [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 29, 2012].

10.31	Restricted Shares Grant Agreement, dated November 26, 2012, by and between the Company and Mr. Fearon. [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 29, 2012].

14.1	Amended and Restated Code of Ethics, adopted October 5, 2010 [Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

21	Subsidiaries of the Company [Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed on March 29, 2011]

23.1	Consent of Crowe Horwath (HK) CPA Limited, Independent Registered Public Accounting Firm.*

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit No.	Description
101.INS	XBRL Instance Document
101.SCH	Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

* Filed herewith