Form 10-Q
period 2014-03-31
Nutrastar International Inc.
filed 2014-05-13
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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
(86) 451-8228-7746
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 9, 2014 is as follows:

Class of Securities	Shares Outstanding
Common stock, $0.001 par value	16,864,986

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

Condensed Consolidated Balance Sheets	F-2

Condensed Consolidated Statements of Income and Comprehensive Income	F-3

Condensed Consolidated Statements of Stockholders’ Equity	F-4

Condensed Consolidated Statements of Cash Flows	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-36

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$103,134,535	$102,599,186
Accounts receivable	96,526	56,922
Inventories	1,726,646	691,847
Prepayments and other receivables	764,451	1,300,012
Total current assets	105,722,158	104,647,967
OTHER ASSETS
Intangible assets, net	975,852	1,107,737
Property, plant and equipment, net	15,093,577	15,481,249

Total assets	$121,791,587	$121,236,953

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Other payables and accruals	$1,055,400	$1,167,957
Taxes payable	1,158,360	2,879,172
Due to a related party	412,689	265,223
Preferred stock dividend payable	563,093	738,903
Total current liabilities	3,189,542	5,051,255
Total liabilities	3,189,542	5,051,255
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 77,776 shares and 110,066 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively; aggregate liquidation preference amount: $2,177,728 and $ 3,081,848, plus accrued but unpaid dividend of $563,093 and $738,903, at March 31, 2014 and December 31, 2013, respectively	1,773,772	2,510,183

Common stock, $0.001 par value, 190,000,000 shares authorized, 16,858,541 shares issued and 16,814,986 shares outstanding at March 31, 2014; 16,421,161 shares issued and 16,377,606 shares outstanding at December 31, 2013	16,859	16,422

Additional paid-in capital	20,952,803	19,934,551
Statutory reserves	4,989,054	4,983,935
Treasury stock, at cost, 43,555 shares as of March 31, 2014 and December 31,2013	(78,767)	(78,767)
Retained earnings	83,424,656	80,242,877
Accumulated other comprehensive income	7,523,668	8,576,497
Total stockholders' equity	118,602,045	116,185,698

Total liabilities and stockholders' equity	$121,791,587	$121,236,953

See accompanying notes to consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months Ended
	March 31,
	2014	2013

REVENUE	$6,866,681	$7,411,136

Cost of goods sold	(1,628,254)	(1,772,288)

GROSS PROFIT	5,238,427	5,638,848

Selling expenses	(247,063)	(430,463)
General and administrative expenses	(673,015)	(592,515)

Income from operations	4,318,349	4,615,870

Other income (expenses):

Interest income	91,858	83,741
Foreign exchange differences	(18,089)	(5,187)
Total other income	73,769	78,554

Income before income taxes	4,392,118	4,694,424

Provision for income taxes	(1,158,544)	(1,279,740)

NET INCOME	3,233,574	3,414,684

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(1,052,829)	239,747

COMPREHENSIVE INCOME	$2,180,745	$3,654,431

Earnings per share
Basic	$0.19	$0.21
Diluted	$0.18	$0.20

Weighted average number of shares outstanding
Basic	16,657,418	15,863,826
Diluted	17,645,322	16,995,928

See accompanying notes to consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	Preferred Stock		Common Stock						Accumulated
					Additional				Other
	Number		Number		Paid-in	Treasury	Statutory	Retained	Comprehensive
	of Shares	Amount	of Shares	Amount	Capital	Stock	Reserves	Earnings	Income	Total

Balance at January 1, 2014	110,066	$2,510,183	16,377,606	$16,422	$19,934,551	$(78,767)	$4,983,935	$80,242,877	$8,576,497	$116,185,698
Net income	-	-	-	-	-	-	-	3,233,574	-	3,233,574
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(1,052,829)	(1,052,829)
Preferred stock converted into common stock	(32,290)	(736,411)	322,900	323	736,088	-	-	-	-	-
Issuance common stock for Preferred stock dividend	-	-	79,480	79	222,407	-	-	-	-	222,486
Preferred stock dividend	-	-	-	-	-	-	-	(46,676)	-	(46,676)
Appropriation of statutory reserves	-	-	-	-	-	-	5,119	(5,119)	-	-
Share-based payments to non employee (IR)	-	-	-	-	14,558	-	-	-	-	14,558
Share-based payment to employees	-	-	-	-	45,234	-	-	-	-	45,234
Issuance of restricted stock to non-employee (IR)	-	-	10,000	10	(10)	-	-	-	-	-
Issuance of restricted stock to employees	-	-	25,000	25	(25)	-	-	-	-	-

Balance at March 31, 2014 (Unaudited)	77,776	$1,773,772	16,814,986	$16,859	$20,952,803	$(78,767)	$4,989,054	$83,424,656	$7,523,668	$118,602,045

See accompanying notes to consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,233,574	$3,414,684
Adjustments to reconcile net income to cash provided by operating activities:
Consultant restricted stock expense	14,558	-
Depreciation and amortization	372,777	362,996
Share-based compensation expense	45,234	54,006
(Increase) decrease in assets:
Accounts receivable	(40,338)	(584)
Inventories	(1,046,809)	(754,380)
Prepayments and other receivables	526,815	445,232
Increase (decrease) in liabilities:
Other payables and accruals	(75,594)	83,749
Advance from related party	139,989	-
Taxes payable	(1,704,426)	(1,452,440)
Net cash provided by operating activities	1,465,780	2,153,263

Foreign currency translation adjustment	(930,431)	262,317

INCREASE IN CASH AND CASH EQUIVALENTS	535,349	2,415,580
CASH AND CASH EQUIVALENTS, at the beginning of the period	102,599,186	75,526,533

CASH AND CASH EQUIVALENTS, at the end of the period	$103,134,535	$77,942,113

NON-CASH TRANSACTIONS
Preferred stock and dividend converted into common stock	$958,897	$-
Preferred stock dividend payable	46,676	55,392
Share-based payment to officers and directors under equity incentive plan	45,234	54,006
Share-based payment – IR warrants	14,558	-
SUPPLEMENTAL DISCLOSURE INFORMATION
Income taxes paid	$2, 355,699	$2,168,693

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

As of March 31, 2014, details of the subsidiaries and affiliates of the Company are as follows:

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

Use of estimates
The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the periods ended March 31, 2014 and 2013 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2               SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Research and development costs
Research and development costs are expensed as incurred, and are charged to general and administrative expenses. Research and development costs were $39,982 and $39,296 for the three months ended March 31, 2014 and 2013, respectively.

Advertising costs
The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were nil and $10,295 for the three months ended March 31, 2014 and 2013, respectively.

Shipping and handling costs
Substantially all costs of shipping and handling of products to customers are included in selling expense. Shipping and handling costs for the three months ended March 31, 2014 and 2013 were insignificant.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	March 31, 2014	December 31, 2013
Balance sheet items, except for equity accounts	US$1=RMB6.1521	US$1=RMB6.0969

Three months ended March 31,
	2014	2013
Items in the statements of income and cash flows	US$1=RMB6.1180	US$1=RMB6.2785

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

The Company believes that during the three months ended March 31, 2014 and 2013, it operated in three business segments – growing and sales of Cordyceps Militaris, which is widely used for Chinese medicine, manufacturing and sale of functional health beverages featuring the Cordyceps Militaris as a core ingredient, and sales of organic and specialty products. The manufacturing and sale of Cordyceps Militaris functional health beverages was launched in the fourth quarter of 2010.

Throughout the three months ended March 31, 2014 and 2013, all of the Company’s operations were carried out in one geographical segment - China.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2               SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Recent accounting pronouncements
In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05, Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), to resolve a diversity in accounting for the cumulative translation adjustment of foreign currency upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 requires the parent to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Further, ASU 2013-05 clarified that the parent should apply the guidance in subtopic 810-10 if there is a sale of an investment in a foreign entity, including both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. ASU 2013-05 is effective prospectively for the Company in our first quarter of fiscal 2014, with early adoption permitted. The adoption of this update did not have a significant impact on the Company's consolidated results of operations and financial condition.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740)(ASU 2013-11). The amendments in this update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of this update did not have a significant impact on the Company's consolidated results of operations and financial condition.

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

For stock-based derivative financial instruments, the Company uses Monte-Carlo simulation methods to value the derivative instruments at inception and on subsequent valuation dates. These stock-based derivative financial statements, including Series A Series B Warrants and Series C Warrants that expired on December 16, 2012 and June 28, 2013, respectively (note 10).

There was no asset or liability measured at fair value on a non-recurring basis as of March 31, 2014 and December 31, 2013.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4               ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	March 31, 2014	December 31, 2013

Accounts receivable	$96,526	$56,922

Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$96,526	$56,922

No allowance was deemed necessary as of March 31, 2014 and December 31, 2013.

NOTE 5               INVENTORIES

Inventories by major categories are summarized as follows:

	March 31, 2014	December 31, 2013

Raw materials	$242,525	$240,498
Work in progress	635,248	404,190
Finished goods	848,873	47,159

Total	$1,726,646	$691,847

NOTE 6               PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	March 31, 2014	December 31, 2013

Prepayments for raw material purchasing	$738,251	$1,271,672
Other receivables, net of $nil allowance	26,200	28,340

	$764,451	$1,300,012

NOTE 7               INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	March 31, 2014	December 31, 2013

Computer software, cost	$1,614	$1,629
Exclusive right to use a secret process, cost	4,878,342	4,922,509
Less: Accumulated amortization	(3,904,104)	(3,816,401)

	$975,852	$1,107,737

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7               INTANGIBLE ASSETS, NET (CONTINUED)

Amortization expense was $ 122,625 and $119,091 for the three months ended March 31, 2014 and 2013, respectively. The estimated expense of the intangible assets over each of the next four years will be:

Remainder of fiscal 2014	$365,932
Fiscal 2015	487,878
Fiscal 2016	122,042

$975,852

NOTE 8               PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31, 2014	December 31, 2013
Cost:
Buildings	$19,606,109	$19,783,618
Office equipment	28,951	29,213
Machinery	136,578	137,815
Motor vehicles	118,176	119,246
Total cost	19,889,814	20,069,892
Less: Accumulated depreciation	(4,796,237)	(4,588,643)
Net book value	$15,093,577	$15,481,249

Depreciation expense for the three months ended March 31, 2014 and 2013 was $250,152 and $243,905, respectively.

NOTE 9               OTHER PAYABLES, ACCRUALS AND TAXES PAYABLE

Other payables and accruals consisted of the following:

	March 31, 2014	December 31, 2013
Accrued staff costs	$959,343	$1,086,644
Other payables	96,057	81,313
	$1,055,400	$1,167,957

Taxes payable consisted of the following:

	March 31, 2014	December 31, 2013
Value added tax	$(48,194)	$451,340
Income tax	1,104,959	2,316,261
Others	101,595	111,571
	$1,158,360	$2,879,172

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10             STOCKHOLDERS’ EQUITY (CONTINUED

Allocation of Proceeds in the Private Placement (continued)

The following table sets out the allocation of the proceeds from the Private Placement:

Proceeds of the private placement on June 7, 2010	$3,524,342
Allocation of proceeds to Series C Warrants to investors	(718,698)
Allocation of proceeds to beneficial conversion feature	(1,143,198)
Amortization of discount resulting from the accounting for a beneficial conversion feature	1,143,198
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	2,805,644
Preferred stock converted into common stock	(85,546)
Convertible Series A Preferred Stock at December 31, 2011	2,720,098
Preferred stock converted into common stock	(689,392)
Convertible Series A Preferred Stock at December 31, 2012 and 2013	$2,030,706
Preferred stock converted into common stock	(509,535)
Convertible Series A Preferred Stock at March 31, 2014	$1,521,171

Proceeds of the private placement on June 28, 2010	$2,121,938
Allocation of proceeds to Series C Warrants to investors	(418,668)
Allocation of proceeds to beneficial conversion feature	(644,532)
Amortization of discount resulting from the accounting for a beneficial conversion feature	644,532
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	1,703,270
Preferred stock converted into common stock	(1,052,162)
Convertible Series A Preferred Stock at December 31, 2011	651,108
Preferred stock converted into common stock	(104,490)
Convertible Series A Preferred Stock at December 31, 2012	546,618
Preferred stock converted into common stock	(67,141)
Convertible Series A Preferred Stock at December 31, 2013	$479,477
Preferred stock converted into common stock	(226,876)
Convertible Series A Preferred Stock at March 31, 2014	$252,601

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10             STOCKHOLDERS’ EQUITY (CONTINUED)

Accounting for Series A Preferred Stock (continued)

During the three months ended March 31, 2014 and 2013, 32,290 shares and nil, respectively, of Series A Preferred Stock were converted into 322,900 shares and nil shares of common stock, respectively, at a 1 for 10 ratio. In addition, during the three months ended March 31, 2014, 79,480 shares of common stock were issued to the investors as settlement of stock dividends of $222,486.

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

As of March 31, 2014 and December 31, 2013, the fair value of these outstanding Series C Warrants was determined to be nil. The Company recorded $nil in other income related to the change in the fair value of the Series C Warrants during the three months ended March 31, 2014 and 2013.

IR Warrants

On May 27, 2010, the Company entered into an investor relations agreement with a consultant in which the consultant would provide certain consulting services to the Company for a term of one year. In exchange for the consulting services provided, the consultant should receive (i) a cash fee of $100,000 and (ii) 100,000 warrants (the “IR Warrants”) at an exercise price of $3.80 and a term of three years from issuance date. The above 100,000 IR Warrants were issued on July 1, 2010. The grant date fair value of these IR warrants was estimated at $89,435 using the Black-Scholes valuation model and $nil was charged as general and administrative expenses for the three months ended March 31, 2014 and 2013. The IR Warrants expired on June 7, 2013.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11             STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company’s PRC subsidiaries and VIEs are required to transfer 10% of their profits after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve. However, the Company’s PRC subsidiaries and VIEs are not required to transfer any profit after tax to the statutory surplus reserve after the accumulated statutory surplus reserves reached 50% of registered capital of the Company’s PRC subsidiaries and VIEs. The statutory surplus reserve is non-distributable.

NOTE 12             SHARE-BASED COMPENSATION

The Company was authorized to issue an aggregate of 2,500,000 shares of its common stock under the 2009 Equity Incentive Plan (“Plan”) as equity awards of incentive stock options, non-statutory stock options, restricted stock, and other equity incentives to employees, officers, directors and consultants. The Plan expires in 2019 and as of March 31, 2014, there were 555,000 shares of common stock available for grant pursuant to the Plan.

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

Expected volitility	73%
Expected dividend	0%
Expected terms (in year)	1
Risk-free rate	0.12%

Summary of options issued and outstanding at March 31, 2014 and the movements since January 1, 2013 to March 31, 2014 are as follows:

		Weighted-
	Number of	Average	Aggregate	Weighted- Average
	Underlying	Exercise Price	Intrinsic	Contractual Life
	Shares	Per Share	Value (1)	Remaining in Years

Outstanding at January 1, 2013	150,000	$3.50	-	2.25
Granted	75,000	$0.28	96,750	3.08
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited			-
Outstanding at December 31, 2013	225,000	$2.61	$96,750	1.86
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2014	225,000	$2.61	$131,250	1.61
Exercisable at March 31, 2014	187,500	$2.97	$65,625	1.33

(1)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on March 31, 2014. The intrinsic value of a stock option is the excess of the Company’s closing stock price on March 31, 2014 of $2.58 per share over the exercise price $0.83 per share, multiplied by the number of shares subject to the option.

The Company recognized compensation expense of $6,318 and nil in relation to the options granted to Mr. Tick for the three months ended March 31, 2014 and 2013, respectively.

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

On November 26, 2012, the Company also entered into a restricted shares grant agreement (the "Second Restricted Shares Grant Agreement") under the Company’s 2009 Equity Incentive Plan with Mr. Tick. Pursuant to the terms of the Second Restricted Shares Grant Agreement, the Company granted to Mr. Tick 20,000 restricted shares (the “Restricted Shares”) of the Company’s common stock subject to the vesting schedule therein. If Mr. Tick’s service with the Company ceases for any reason other than Mr. Tick’s (a) death, (b) disability, (c) retirement, or (d) termination by the Company without cause, any unvested restricted shares will be automatically forfeited to the Company. The Second Restricted Shares vested immediately upon grant, on November 26, 2012.

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

Accordingly, the Company recognized compensation expense of $22,410 and $ $37,500, related to the restricted shares granted to Mr. Tick for the three months ended March 31 2014 and 2013, respectively, based on the estimated grant-date fair value of the Company’s common stock of $0.83 on August 8, 2013, $1.15 on November 26, 2012 and $3.00 on July 16, 2010.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted shares granted to Employees

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

Accordingly, the Company recognized compensation expense of $ 612,500 related to the restricted shares granted to these employees for the year ended December 31, 2013, based on the estimated grant-date fair value of the Company’s common stock of $1.75.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted shares granted to independent directors (continued)

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

Accordingly, the Company recognized total compensation expense of $16,506 and $16,506 related to the restricted shares granted to the directors for the three months ended March 31, 2014 and 2013, respectively, based on the estimated grant-date fair values of the Company’s common stock of $2.98 on October 5, 2010, $3.28 on January 24, 2011 and $2.41 on August 11, 2011 and $1.15 on November 26, 2012.

Restricted shares granted to consultant

On August 3, 2013, the Company entered into an investor relations agreement (the “Agreement”) under the Company’s Plans with a consultant. Pursuant to the terms of the Agreement, the Company would grant a total of 25,000 restricted shares to the Company’s investor relations consultant for consulting services provided by the consultant during the period August 2013 to June 2014. The Company issued 15,000 shares on September 16, 2013 (vesting date) and issued another 10,000 restricted shares on Jan 1, 2014. The Company recognized total compensation expense of $14,558 and $nil for the three months ended March 31, 2014 and 2013, respectively, based on the fair values of the Company’s common stock of $1.05 on September 16, 2013 for the 15,000 shares issued and the fair value of the Company’s common stock of $2.58 on January 1, 2014 for the 10,000 shares issued.

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

Daqing Shuaiyi, Harbin Shuayi and Heilongjiang Shuaiyi are subject to an EIT rate of 25% for the three months ended March 31, 2014 and 2013. No provision for PRC taxes was made for Heilongjiang Shuaiyi which had no taxable income in the PRC.

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

The Company’s income tax expense consisted of:

	For the Three Months Ended March 31,
	2014	2013

Current income tax – PRC	$1,158,544	$1,279,740
Deferred	-	-

	$1,158,544	$1,279,740

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	For the Three Months Ended March 31,
	2014	2013

Pre-tax income	$4,392,118	$4,694,424

U.S. federal corporate income tax rate	34%	34%
Income tax computed at U.S. federal corporate income tax rate	$1,493,320	$1,596,104
Reconciling items:
Loss not recognized as deferred tax assets	100,772	66,535
Rate differential for PRC earnings	(416,045)	(440,108)
Non-deductible expenses and non-reportable income	(19,503)	57,209
Effective tax expense	$1,158,544	$1,279,740

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13             INCOME TAXES (CONTINUED)

The Company had deferred tax assets as follows:

	March 31, 2014	December 31, 2013

Net operating losses carried forward	$1,878,033	$1,799,625
Less: Valuation allowance	(1,878,033)	(1,799,625)
Net deferred tax assets	$-	$-

As of March 31, 2014 and December 31, 2013, Nutrastar had $4,251,278 and $5,293,016, respectively, of net operating loss carry forwards available to reduce future taxable income which will expire in various years through 2030. Management believes it is more-likely-than-not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of March 31, 2014 and December 31, 2013, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended March 31, 2014 and 2013, and no provision for interest and penalties was deemed necessary as of March 31, 2014 and December 31, 2013.

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

NOTE 14             EARNINGS PER SHARE

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the two periods presented:

	For the Three Months Ended March 31,
	2014	2013
Income available to common stockholders:
- Net income	$3,233,574	$3,414,684
Less: Preferred stock dividend	(46,676)	(55,392)
Income available to common stockholders (Basic)	$3,186,898	$3,359,292
Add: Preferred stock dividend	46,676	55,392
Income available to common shareholders (Diluted)	$3,233,574	$3,414,684

Weighted average number of shares:
- Basic	16,657,418	15,863,826
- Effect of dilutive Preferred stock	893,453	1,130,100
- Effect of dilutive restricted stock units	41,394	2,002
-Effect of dilutive options	53,057	-
- Diluted	17,645,322	16,995,928

Net income per share
- Basic	$0.19	$0.21
- Diluted	$0.18	$0.20

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14             EARNINGS PER SHARE (CONTINUED)

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding to assume the issuance of all dilutive potential common shares upon conversion.

The diluted earnings per share calculation for the three months ended March 31, 2014 did not include the management options to purchase up to 150,000 shares of common stock, because their effect was anti-dilutive.

The diluted earnings per share calculation for the three months ended March 31, 2013 did not include the warrants, management options to purchase up to 1,088,501 shares, 150,000 shares of common stock because their effect was anti-dilutive.

NOTE 15             RELATED PARTY TRANSACTIONS

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:-

(a)	Due to related parties

	March 31, 2014	December 31, 2013

Due to Ms. Lianyun Han, Chairperson, CEO and President of the Company	$412,689	$265,223

The amount due to Ms. Han was non-interest bearing, unsecured and without a fixed repayment date.

(b)	Lease of land

For the three months ended March 31, 2014 and 2013, the Company paid rental expense of $14,772 and $14,394, respectively, for the land leased from Heilongjiang Shuaiyi Technology Development Co., Ltd. (“Shuaiyi Technology”). Shuaiyi Technology and the Company are under common control and management.

(c)	Acquisition of corporate headquarter premises

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16             CONCENTRATION RISK

(a)             Concentration of credit risk

As of March 31, 2014 and December 31, 2013, approximately 93.1% and 99.8%, respectively, of the Company’s cash including cash on hand and deposits in accounts are maintained with one financial institution within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover such bank deposits in the event of bank failure. However, the Company has not experienced any losses in this financial institution and monitors the soundness and the credit ratings of this financial institution on a periodic basis in the past, thus believes it is currently not exposed to any material risks on its bank deposits in bank accounts with this financial institution.

For the three months ended March 31, 2014 and 2013, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of March 31, 2014 and December 31, 2013 also arose in the PRC.

The following individual customer accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2014 and 2013:

	March 31, 2014	March, 31 2013
Lai En Century Co. Ltd	41%	35%

Individual customer amounts receivable that represented 10% or more of total accounts receivable as of March 31, 2014 and December 31, 2013 were as follows:

	Percentage of accounts receivable as of
	March 31, 2014	December 31, 2013
Great Northern Wilderness Grain and Oil Warehouse Market	50%	30%
Big Pharmacy of Tianjin Guangfeng	19%	-%
Beijing Green Grass Hall Biological Technology Co., Ltd	17%	-%
Shandong Jinan Qing Jie Company	14%	24%

3) For the three months ended March 31, 2014 and 2013 all of the Company’s purchases arose in the PRC. In addition, all accounts payable as of March 31, 2014 and December 31, 2013 also arose in the PRC.

The following suppliers accounted for 10% or more of the Company’s procurement for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Zhangjiagang Nong Nong Drinking and Food Co. Ltd.	40%	-%
Heilongjiang Xianfeng Agricultural Materials Trading Co., Ltd	20%	32%
Harbin Reservation During The Oil Co., Ltd.	17%	29%

No any individual supplier accounted for 10% or more of total accounts payable as of March 31, 2014 and 2013.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17             COMMITMENTS AND CONTINGENCIES

(a)             Operating leases

The Company has entered into tenancy agreements for the leases of an exhibition hall and land with a third party and a related company, Shuaiyi Technology (see 15(b)), respectively, for the purposes of the operation of its VIEs. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of March 31, 2014 are as follows:

	Related Parties	Non-related Parties	Total

Remainder of fiscal year ending December 31, 2014	$44,070	26,186	70,256
Fiscal year ending December 31, 2015	58,760	10,498	69,258
Fiscal year ending December 31, 2016	58,760	-	58,760
Fiscal year ending December 31, 2017	58,760	-	58,760
Fiscal year ending December 31, 2018	58,760	-	58,760
Thereafter	699,517	-	699,517

Total	$978,627	$36,684	$1,015,311

During the three months ended March 31, 2014 and 2013, rental expenses under operating leases amounted to $24,784 and $27,773, respectively.

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

During the three months ended March 31, 2014 and March 31, 2013, all of the Company’s operations were carried out in one geographical segment - China.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18             SEGMENT INFORMATION (CONTINUED)

The Company’s segment revenue and results for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31, 2014
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$6,061,663	$235,052	$569,966	$-	$6,866,681

Segment income before income taxes	$4,607,334	$42,349	$64,165	$(321,730)	$4, 392,118

Segment assets	$118,462,826	$61,941	$1,364,405	$1,902,415	$121,791,587

Other segment information:
Depreciation and amortization	$345,570	$698	$1,396	$25,113	$372,777
Expenditures for segment assets	$-	$-	$-	$-	$-

	Three Months Ended March 31, 2013
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	unallocated	Consolidated

Segment revenue from external customers	$6,081,541	$788,190	$541,405	$-	$7,411,136

Segment income before income taxes	$4,441,669	$477,023	$33,228	$(257,496)	$4, 694,424

Segment assets	$94,171,708	$64,874	$1,428,673	$2,187,369	$97,852,624

Other segment information:
Depreciation and amortization	$334,720	$1,361	$1,361	$25,554	$362,996
Expenditures for segment assets	$-	$-	$-	$-	$-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of the Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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
  “U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States; and
  “VIE Entities” means our consolidated variable interest entities, including Heilongjiang Shuaiyi New Energy Development Co., Ltd. and its subsidiaries as depicted in our organizational chart included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview of Our Business

We are a leading China based producer and supplier of premium branded consumer products including commercially cultivated Cordyceps Militaris (aka Chinese Golden Grass), organic and specialty food products and functional health beverages.

Our primary product is Cordyceps Militaris, which is a species of parasitic fungus that is typically found in north-eastern China. It is a precious ingredient in traditional Chinese medicine, as Cordyceps Militaris is widely believed in China to offer high medical and health benefits by nourishing the yin, boosting the yang, and invigorating the meridians of the lungs and kidneys. According to Georges Halpern's Healing Mushrooms, certain research has shown that Cordyceps Militaris may boost the immune system, and can be used as a supplement for combating certain effects of fatigue and aging, the occurrences of certain tumors, and combating arteriosclerosis and certain gastrointestinal disorders, as well as reducing blood pressure. In addition, Cordyceps Militaris has significantly high economic values and according to Halpern, wild Cordyceps Militaris can cost as much as $10,000 per kilogram. Due to the extremely sensitive growing conditions of Cordyceps Militaris, it is very difficult to grow the plant in a man-made environment. After several years of laboratory tests, we developed a technology to commercially grow and produce Cordyceps Militaris in 2006. Through our VIE entity, Daqing Shuaiyi, we generated 88.3% and 82.1% of our revenues from Cordyceps Militaris for the first quarter of 2014 and 2013, respectively. We plan to continue to focus on Cordyceps Militaris related based consumer products, which is our fastest growing product line with the greatest market demand and a significantly higher profit margin.

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

We introduced the Cordyceps Militaris based functional health beverages in the fourth quarter of 2010. The non-carbonized beverage products were developed internally and contain the Cordyceps Militaris as a key ingredient. The products are currently being marketed directly to consumers in select cities in Jiangsu and Anhui Province through various distribution channels. We produce and distribute our functional health beverages through our VIE entity, Daqing Shuaiyi.

First Quarter Financial Performance Highlights

The following are some financial highlights for the first quarter of 2014:

  Net Revenue: Our net revenue was approximately $6.87 million for the first quarter of 2014, a decrease of $0.54 million or 7.3% from $7.41 million for the same period of last year.

  Gross Margin: Gross margin was 76.3% for the first quarter of 2014, as compared to 76.1% for the same period of last year.

  Operating Profit: Operating profit was approximately $4.32 million for the first quarter of 2014, a decrease of $0.30 million or 6.4% from $4.62 million for the same period of last year.

  Net Income: Net income was approximately $3.23 million for the first quarter of 2014, a decrease of $0.18 million or 5.3% from $3.41 million for the same period of last year.

  Basic and fully diluted earnings per share were $0.19 and $0.18 for the first quarter of 2014.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table sets forth the key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues

Net Revenue	$6,867	100%	$7,411	100%
Cost of goods sold	(1,629)	(23.7)%	(1,772)	(23.9)%

Gross Profit	5,238	76.3%	5,639	76.1%

Selling expenses	(247)	(3.6)%	(430)	(5.8)%
General and administrative expenses	(673)	(9.8)%	(593)	(8.0)%

Income from operations	4,318	62.9%	4,616	62.3%

Other income and (expenses):
Interest income	92	1.4%	84	1.1%
Foreign exchange differences	(18)	(0.3)%	(5)	(0.1)%

Total other income	74	1.1%	79	1.0%

Income before income tax	4,392	64.0%	4,695	63.3%

Provision for income tax	(1,158)	(16.9)%	(1,280)	(17.3)%

Net income	$3,234	47.1%	$3,415	46.0%

Net Revenue. Net Revenue decreased approximately $0.54 million, or 7.3%, to approximately $6.87 million for the three months ended March 31, 2014 from approximately $7.41 million for the same period in 2013. This decrease was mainly attributable to the decrease in sales of our beverages products of approximately $0.55 million due to a decline in demand for our 160ml beverage product. To meet the change in market demand, we realigned the beverage product lines and increased the production of our 210ml and 310ml beverages products. This realignment of our marketing strategy led to a temporary delay in the timing of finished goods deliveries, particularly our 210ml and 310ml beverage products, to our beverage customers from this quarter to next quarter. While we continue to see an increasing market demand for our core product, Cordyceps Militaris, due to our current fully utilized production capacity and beverage products realignment, we had to reallocate a portion of the finished Cordyceps goods to be used in the production of the 210ml and the 310ml beverage products, resulting in flat sales in the Cordyceps Militaris for the three months ended March 31, 2014 compared with the same period in 2013.

Business Segment Information

Our business operations can be categorized into three segments based on the type of products we produce and sell, specifically (i) Cordyceps Militaris, (ii) functional health beverages and (iii) organic and specialty food products. The following table illustrates the revenue from each of these three segments as well as the change of percentage for the periods indicated:

Sales Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31,		Percent
	2014	2013	Change
Components of Sales Revenue
Cordyceps Militaris	$6,062	$6,082	(0.3)%
Functional Health Beverages	235	788	(70.2)%
Organic and Specialty Food Products	570	541	5.3%
Total revenues	$6,867	$7,411	(7.3)%

We expect that majority of our revenue for 2014 will continue to be generated from our Cordyceps Militaris related products. In addition, we expect to see an increase in the percentage of revenue coming from the functional health beverages in the future provided that we are successful in resolving subcontractor production delays and expanding our distribution channel of such products. We also expect to increase our business development activities in the organic and specialty food products on a going forward basis. We anticipate that sales and marketing related costs associated with branding, marketing and advertising of the functional health beverages will increase as a percentage of revenue.

Additional information regarding our products can be found at Note 18, Segment Information in our unaudited condensed consolidated financial statements contained under Part I, Item I “FINANCIAL STATEMENTS” above.

Cost of Goods Sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of goods sold decreased by $0.14 million, or 8.1%, to approximately $1.63 million for the three months ended March 31, 2014 from approximately $1.77 million during the same period in 2013. As a percentage of net revenue, the cost of goods sold decreased to 23.7% for the three months ended March 31, 2014 from 23.9% during the same period in 2013. The decrease in cost of goods sold in dollar terms and as a percentage of net revenue was mainly attributable to the decrease in quantity sold of beverage products, with a relatively higher production unit cost compared to other products.

Gross Profit. Our gross profit decreased by approximately $0.40 million, or 7.1%, to approximately $5.24 million for the three months ended March 31, 2014 from approximately $5.64 million during the same period in 2013. Gross profit as a percentage of net revenue, or gross margin, was 76.3% for the three months ended March 31, 2014, an increase of 0.2% from 76.1% during the same period in 2013. Such percentage increase was mainly due to the decrease in quantity sold of the beverages products, which generally have a relatively lower gross margin compared with our other products.

Selling Expenses. Our selling expenses include sales commissions, cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, and other sales related costs. Selling expenses decreased approximately $0.18 million, or 42.6%, to approximately $0.25 million for the three months ended March 31, 2014 from approximately $0.43 million during the same period in 2013. As a percentage of net revenue, selling expenses decreased to 3.6% for the three months ended March 31, 2014 from 5.8% for the same period in 2013. The decrease in selling expenses in dollar terms and percentage of net revenue for the three months ended March 31, 2014 was mainly attributable to the decrease in sales commission and other sales related costs associated with the reduction of sales of the beverage products.

General and Administrative Expense. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, depreciation charges for fixed assets, and professional fees paid to third parties. General and administrative expenses increased approximately $0.08 million, or 13.6%, to approximately $0.67 million for the three months ended March 31, 2014 from approximately $0.59 million for the same period in 2013. As a percentage of net revenue, general and administrative expenses were 9.8% for the three months ended March 31, 2014 as compared to 8.0% for the same period of 2013. The increase in dollar terms was mainly attributable to the increase in payments for third party professional services and the increase in percentage of net revenue was mainly attributable to the decrease in net revenue for the three months ended March 31, 2014 compared with the same period in 2013.

Income Before Income Tax. Income before income tax decreased approximately $0.30 million, or 6.4%, to approximately $4.39 million during the three months ended March 31, 2014 from approximately $4.69 million during the same period in 2013. As a percentage of net revenue, income before income tax increased to 64.0% during the three months ended March 31, 2014 from 63.3% during the same period in 2013. The decrease of income before income tax in dollar terms was mainly attributable to the decrease in quantity sold of the beverage products, which resulted in less gross profits to us.

Income Taxes. Nutrastar International Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Nutrastar International Inc. had no U.S. source income taxable in the United States for the three months ended March 31, 2014 and 2013. New Resources was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes. Oriental Global was formed in Hong Kong and under the current laws of Hong Kong, is not subject to income taxes. Our PRC subsidiary and the VIEs are subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws.

Each of VIE entities, Daqing Shuaiyi and Harbin Shuaiyi has been subject to an income tax rate of 25% since 2011.

Income tax decreased approximately $0.12 million to approximately $1.16 million for the three months ended March 31, 2014 from approximately $1.28 million for the same period in 2013. Income tax expense for the three months ended March 31, 2014 decreased because of the decrease in net revenue and taxable income.

Net Income. Net income decreased by approximately $0.18 million, or 5.3% to approximately $3.23 million for the three months ended March 31, 2014 from approximately $3.41 million for the same period of 2013, as a result of the factors described above.

Liquidity and Capital Resources

General

As of March 31, 2014, we had cash and cash equivalents of approximately $103.1 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$1,465	$2,153
Net cash used in investing activities	-	-
Net cash used in financing activities	-	-
Foreign currency translation adjustment	(930)	263

Net cash flow	$535	$2,416

Operating Activities

Net cash provided by operating activities was approximately $1.47 million for the three-month period ended March 31, 2014, which is a decrease of approximately $0.68 million from approximately $2.15 million net cash provided by operating activities for the same period of 2013. The decrease in the cash provided by operating activities was mainly attributable $0.18 million decrease in net income for the three-month period ended March 31, 2014 compared with the same period of 2013; combined with the following changes in working capital items:

  An increase in inventories decreased our operating cash balances by approximately $0.29 million, reflecting our additional cash spent on inventory production;
  A decrease in income tax payable decreased our operating cash balances by approximately $0.25 million, reflecting an increase in income tax payments during the period; and
  An increase in advances from related party increased our operating cash balance by approximately $0.14 million, reflecting additional cash advanced for payments of US$ denominated expenses during the period.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

For the three-month period ended March 31, 2014 and the three-month period ended March 31, 2013, there was no net cash used in investing activities. As a result of the completion of the Cordyceps Militaris capacity expansion and scaling back of the expansion plan relating to the organic and specialty food segment of the business, we did not incur expenses for the acquisition of property, plant or equipment during this period of time.

Financing Activities

For the three-month period ended March 31, 2014 and the three-month period ended March 31, 2013, there was no net cash used in financing activities.

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

Seasonality

The production and sale of our primary product, Cordyceps Militaris, beverage products and organic and specialty food products, historically have not been subject to material seasonal variations. However since all of our sales are in China, the timing of the various Chinese holidays such as Lunar Chinese New Year, May and October holidays may have an impact on our operating results and operating cash flows.

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

Use of estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the periods ended March 31, 2014 and 2013 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	March 31, 2014	December 31, 2013
Balance sheet items, except for equity accounts	US$1=RMB6.1521	US$1=RMB6.0969

Three months ended March 31,
	2014	2013
Items in the statements of income and cash flows	US$1=RMB6.1180	US$1=RMB6.2785

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lianyun Han and Mr. Robert Tick, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Lianyun Han and Mr. Robert Tick concluded that as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended March 31, 2014 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

101

The following financial information from The Nutrastar International Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 13, 2014

NUTRASTAR INTERNATIONAL INC.

By: /s/ Lianyun Han
- -------------------------------------
Lianyun Han
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Robert Tick
- -------------------------------------
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

101

The following financial information from The Nutrastar International Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith.