Form 10-Q
period 2014-06-30
Nutrastar International Inc.
filed 2014-08-13
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 9, 2014 is as follows:

Class of Securities	Shares Outstanding
Common stock, $0.001 par value	16,864,986

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$112,323,274	$102,599,186
Accounts receivable	93,688	56,922
Inventories	821,897	691,847
Prepayments and other receivables	1,356,424	1,300,012
Total current assets	114,595,283	104,647,967
OTHER ASSETS
Intangible assets, net	853,809	1,107,737
Property, plant and equipment, net	14,843,123	15,481,249

Total assets	$130,292,215	$121,236,953

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Other payables and accruals	$1,030,344	$1,167,957
Taxes payable	2,806,214	2,879,172
Due to a related party	452,668	265,223
Preferred stock dividend payable	604,666	738,903
Total current liabilities	4,893,892	5,051,255
Total liabilities	4,893,892	5,051,255
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value,1,000,000 shares authorized, 77,776 shares and 110,066 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively; aggregate liquidation preference amount:$2,177,728 and $3,081,848, plus accrued but unpaid dividend of $604,666and $738,903, at June 30, 2014 and December 31, 2013, respectively	1,773,772	2,510,183

Common stock, $0.001 par value, 190,000,000 shares authorized, 16,908,541 shares issued and 16,864,986 shares outstanding at June 30, 2014; 16,421,161 shares issued and 16,377,606 shares outstanding at December 31, 2013	16,909	16,422

Additional paid-in capital	21,012,795	19,934,551
Statutory reserves	4,989,036	4,983,935
Treasury stock, at cost, 43,555 shares as of June 30, 2014 and December 31,2013	(78,767)	(78,767)
Retained earnings	90,178,823	80,242,877
Accumulated other comprehensive income	7,505,755	8,576,497
Total stockholders' equity	125,398,323	116,185,698

Total liabilities and stockholders' equity	$130,292,215	$121,236,953

See accompanying notes to consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
NET REVENUE	$13,004,562	$11,874,334	$19,871,243	$19,285,470
Cost of goods sold	(2,953,060)	(2,731,416)	(4,581,314)	(4,503,704)
GROSS PROFIT	10,051,502	9,142,918	15,289,929	14,781,766
Selling expenses	(478,832)	(473,793)	(725,895)	(904,256)
General and administrative expenses	(533,618)	(696,752)	(1,206,633)	(1,289,267)
Income from operations	9,039,052	7,972,373	13,357,401	12,588,243
Other income (expenses):
Interest income	97,226	78,748	189,084	162,489
Foreign exchange differences	(1,639)	31,644	(19,728)	26,457
Change in fair value of warrants	-	173	-	173
Total other income	95,587	110,565	169,356	189,119
Income before income taxes	9,134,639	8,082,938	13,526,757	12,777,362
Provision for income taxes	(2,338,917)	(2,120,129)	(3,497,461)	(3,399,869)
NET INCOME	6,795,722	5,962,809	10,029,296	9,377,493
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(17,913)	1,389,545	(1,070,742)	1,629,292
COMPREHENSIVE INCOME	$6,777,809	$7,352,354	$8,958,554	$11,006,785
Earnings per share:
Basic	$0.40	$0.37	$0.59	$0.58
Diluted	$0.38	$0.35	$0.57	$0.55
Weighted average number of shares outstanding:
Basic	16,858,667	15,863,826	16,758,599	15,863,826
Diluted	17,694,270	16,993,926	17,657,471	16,993,926

See accompanying notes to consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	Preferred Stock		Common Stock
									Accumulated
					Additional				Other
	Number		Number of		Paid-In	Treasury	Statutory	Retained	Comprehensive
	of Shares	Amount	Shares	Amount	Capital	Stock	Reserves	Earnings	Income	Total

Balance at January 1, 2014	110,066	$2,510,183	16,377,606	$16,422	$19,934,551	$(78,767)	$4,983,935	$80,242,877	$8,576,497	$116,185,698
Net income	-	-	-	-	-	-	-	10,029,296	-	10,029,296
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(1,070,742)	(1,070,742)
Preferred stock converted into common stock	(32,290)	(736,411)	322,900	323	736,088	-	-	-	-	-
Issuance common stock for Preferred stock dividend	-	-	79,480	79	222,407	-	-	-	-	222,486
Preferred stock dividend	-	-	-	-	-	-	-	(88,249)	-	(88,249)
Appropriation of statutory reserves	-	-	-	-	-	-	5,101	(5,101)	-	-
Share-based payments to non employee (IR)	-	-	-	-	53,371	-	-	-	-	53,371
Share-based payment to independent directors and CFO	-	-	-	-	66,463	-	-	-	-	66,463
Issuance of restricted stock to non-employee (IR)	-	-	22,500	23	(23)	-	-	-	-	-
Issuance of restricted stock to employees	-	-	62,500	62	(62)	-	-	-	-	-

Balance at June 30, 2014 (Unaudited)	77,776	$1,773,772	16,864,986	$16,909	$21,012,795	$(78,767)	$4,989,036	$90,178,823	$7,505,755	$125,398,323

See accompanying notes to consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,029,296	$9,377,493
Adjustments to reconcile net income to cash provided by operating activities:
Change in fair value of warrants	-	(173)
Consultant restricted stock expense	53,371	-
Depreciation and amortization	743,052	731,128
Share-based compensation expense	66,463	108,613
(Increase) decrease in assets:
Accounts receivable	(37,370)	(8,537)
Inventories	(136,651)	(265,896)
Prepayments and other receivables	(68,381)	885,634
Increase (decrease) in liabilities:
Other payables and accruals	(127,833)	305,355
Advance from related party	179,980	-
Taxes payable	(46,908)	(197,651)
Net cash provided by operating activities	10,655,019	10,935,966

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from/(Repayment to) related party	29,704	(27,009)
Net cash provided by/(used in) financing activities	29,704	(27,009)

Foreign currency translation adjustment	(960,635)	1,412,437

INCREASE IN CASH AND CASH EQUIVALENTS	9,724,088	12,321,394
CASH AND CASH EQUIVALENTS, at the beginning of the period	102,599,186	75,526,533

CASH AND CASH EQUIVALENTS, at the end of the period	$112,323,274	$87,847,927

NON-CASH TRANSACTIONS
Preferred stock and dividend converted into common stock	$958,897	$-
Preferred stock dividend payable	88,249	112,246
Share-based payment to officers and directors under equity incentive plan	66,463	108,613
Share-based payment – IR warrants	53,371	-
SUPPLEMENTAL DISCLOSURE INFORMATION
Income taxes paid	$3,502,450	$3,468,821

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

As of June 30, 2014, details of the subsidiaries and affiliates of the Company are as follows:

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

Use of estimates
The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the periods ended June 30, 2014 and 2013 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life
(In years)
Buildings	20 - 40
Machinery and motor vehicles	5-10
Office equipment	5

Intangible assets
The Company’s intangible assets include a ten-year exclusive right to use a proprietary process and computer software. The Company’s amortization policy on intangible assets is as follows:

Useful Life
(In years)
Exclusive right	10
Computer software	4

The Company accounts for its intangible assets pursuant to FASB ASC Subtopic 350-30, “General Intangibles Other Than Goodwill”. Under ASC 350-30-35, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Under FASB ASU No.2012-02 Intangible-Goodwill and Other (Topic 350), the Company assesses qualitative factors to determine whether it is necessary to perform a quantitative impairment test. The Company would not be required to calculate the fair value of an indefinite-lived intangible asset unless the Company determines, based on a qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. If the qualitative assessment fails, intangibles with indefinite lives are further evaluated quantitatively for impairment by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology.

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

Research and development costs
Research and development costs are expensed as incurred, and are charged to general and administrative expenses. Research and development costs were $79,678and $79,699 for the six months ended June 30, 2014 and 2013, respectively.

Advertising costs
The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were nil and $10,356 for the six months ended June 30, 2014 and 2013, respectively.

Shipping and handling costs
Substantially all costs of shipping and handling of products to customers are included in selling expense. Shipping and handling costs for the six months ended June 30, 2014 and 2013 were insignificant.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	June 30, 2014	December 31, 2013
Balance sheet items, except for equity accounts	US$1=RMB6.1528	US$1=RMB6.0969

	Three months ended June 30,
	2014	2013
Items in the statements of income and cash flows	US$1=RMB6.1581	US$1=RMB6.2053

	Six months ended June 30,
	2014	2013
Items in the statements of income and cash flows	US$1=RMB6.1386	US$1=RMB6.2416

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

The Company believes that during the three and six months ended June 30, 2014 and 2013, it operated in three business segments – growing and sales of Cordyceps Militaris, which is widely used for Chinese medicine, manufacturing and sale of functional health beverages featuring the Cordyceps Militaris as a core ingredient, and sales of organic and specialty products. The manufacturing and sale of Cordyceps Militaris functional health beverages was launched in the fourth quarter of 2010.

Throughout the three and six months ended June 30, 2014 and 2013, all of the Company’s operations were carried out in one geographical segment - China.

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

Recent accounting pronouncements
In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05, Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), to resolve a diversity in accounting for the cumulative translation adjustment of foreign currency upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 requires the parent to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Further, ASU 2013-05 clarified that the parent should apply the guidance in subtopic 810-10 if there is a sale of an investment in a foreign entity, including both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. ASU 2013-05 is effective prospectively for the Company in our first quarter of fiscal 2014, with early adoption permitted. The adoption of this update did not have a significant impact on the Company’s consolidated results of operations and financial condition.

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

Recent accounting pronouncements (continued)
These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of this update did not have a significant impact on the Company’s consolidated results of operations and financial condition.

In May 2014, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning July 1, 2017 and early adoption is not permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and is currently not yet in a position to determine such effects.

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

There was no asset or liability measured at fair value on a non-recurring basis as of June 30, 2014 and December 31, 2013.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2014	December 31, 2013
Accounts receivable	$93,668	$56,922
Less: Allowance for doubtful debts	-	-
Accounts receivable, net	$93,668	$56,922

No allowance was deemed necessary as of June 30, 2014 and December 31, 2013.

NOTE 5	INVENTORIES

Inventories by major categories are summarized as follows:

	June 30, 2014	December 31, 2013

Raw materials	$235,236	$240,498
Work in progress	561,476	404,190
Finished goods	25,185	47,159

Total	$821,897	$691,847

NOTE 6	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	June 30, 2014	December 31, 2013
Prepayments for raw material purchasing	$1,340,320	$1,271,672
Other receivables, net of $nil allowance	16,104	28,340
	$1,356,424	$1,300,012

NOTE 7	INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	June 30, 2014	December 31, 2013

Computer software, cost	$1,614	$1,629
Exclusive right to use a secret process, cost	4,877,787	4,922,509
Less: Accumulated amortization	(4,025,592)	(3,816,401)

	$853,809	$1,107,737

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

Amortization expense was $244,427 and $240,445for the six months ended June 30, 2014 and 2013, respectively, and $121,802 and $121,354 for the three months ended June 30,2014 and 2013 respectively. The estimated expense of the intangible assets over each of the next three years will be:

Remainder of fiscal 2014	$243,958
Fiscal 2015	487,822
Fiscal 2016	122,029

$853,809

NOTE 8	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	June 30, 2014	December 31, 2013
Cost:
Buildings	$19,603,878	$19,783,618
Office equipment	28,948	29,213
Machinery	136,563	137,815
Motor vehicles	118,162	119,246
Total cost	19,887,551	20,069,892
Less: Accumulated depreciation	(5,044,428)	(4,588,643)
Net book value	$14,843,123	$15,481,249

Depreciation expense was $498,625 and $490,683 for the six months ended June 30, 2014 and 2013 respectively, and $248,473 and $246,778 for the three months ended June 30, 2014 and 2013, respectively.

NOTE 9	OTHER PAYABLES, ACCRUALS AND TAXES PAYABLE

Other payables and accruals consisted of the following:

	June 30, 2014	December 31, 2013
Accrued staff costs	$984,523	$1,086,644
Other payables	45,821	81,313
	$1,030,344	$1,167,957

Taxes payable consisted of the following:

	June 30, 2014	December 31, 2013

Value added tax	$349,716	$451,340
Income tax	2,290,240	2,316,261
Others	166,258	111,571
	$2,806,214	$2,879,172

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10	STOCKHOLDERS’ EQUITY

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10	STOCKHOLDERS’ EQUITY (CONTINUED)

Allocation of Proceeds in the Private Placement (continued)

The following table sets out the allocation of the proceeds from the Private Placement:

Proceeds of the private placement on June 7, 2010	$3,524,342
Allocation of proceeds to Series C Warrants to investors	(718,698)
Allocation of proceeds to beneficial conversion feature	(1,143,198)
Amortization of discount resulting from the accounting for a beneficial conversion feature	1,143,198
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	2,805,644
Preferred stock converted into common stock	(85,546)
Convertible Series A Preferred Stock at December 31, 2011	2,720,098
Preferred stock converted into common stock	(689,392)
Convertible Series A Preferred Stock at December 31, 2012 and2013	$2,030,706
Preferred stock converted into common stock	(509,535)
Convertible Series A Preferred Stock at June 30, 2014	$1,521,171

Proceeds of the private placement on June 28, 2010	$2,121,938
Allocation of proceeds to Series C Warrants to investors	(418,668)
Allocation of proceeds to beneficial conversion feature	(644,532)
Amortization of discount resulting from the accounting for a beneficial conversion feature	644,532
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	1,703,270
Preferred stock converted into common stock	(1,052,162)
Convertible Series A Preferred Stock at December 31, 2011	651,108
Preferred stock converted into common stock	(104,490)
Convertible Series A Preferred Stock at December 31, 2012	546,618
Preferred stock converted into common stock	(67,141)
Convertible Series A Preferred Stock at December 31, 2013	$479,477
Preferred stock converted into common stock	(226,876)
Convertible Series A Preferred Stock at June 30, 2014	$252,601

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10	STOCKHOLDERS’ EQUITY (CONTINUED)

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

Accounting for Series A Preferred Stock (continued)

During the six months ended June30, 2014 and 2013, 32,290 shares and nil, respectively, of Series A Preferred Stock were converted into 322,900 shares and nil shares of common stock, respectively, at a 1 for 10 ratio. In addition, during the three months ended June 30, 2014, 79,480 shares of common stock were issued to the investors as settlement of stock dividends of $222,486.

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

Accounting for Series A, Series B and Series C Warrants

Series A and Series B Warrants issued to certain investors on December 17, 2009 to purchase 500,000 shares of the Company’s common stock had a term of three years and exercise prices of $3.25 and $4.00 per share, respectively. These warrants contain standard anti-dilution provisions for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction. Because these warrants do not contain any contingent exercise provisions and their settlement amount will equal the difference between the fair value of a fixed number of the Company’s equity shares and a fixed strike price, these warrants, which are freestanding instruments, qualify for the scope exception under the guidance provided in ASC 815-40-15-5 through 815-40-15-8, and are considered indexed to the Company’s own stock. Accordingly, Series A and Series B Warrants have been classified as equity. Series A and Series B Warrants expired on December 16, 2012. (note 3)

Since the Series C Warrants issued to the investors and the placement agent in June 2010 contain reset exercise price provisions, the Company had determined to classify these warrants as derivative liabilities. The reset exercise provisions of the warrants issued to the investors and the placement agent in June 2010 were recorded at their relative fair values at issuance of $1,182,860 and will continue to be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense). These warrants will continue to be reported as a liability until such time when they are exercised or expire. The fair value of these warrants is estimated using Monte-Carlo simulation methods. Since all Series C Warrants expired on June 28, 2013, the Company recorded nil and $173 in other income related to the change in the fair value of the Series C Warrants during the six months ended June 30, 2014 and 2013, respectively. (note 3)

IR Warrants

On May 27, 2010, the Company entered into an investor relations agreement with a consultant in which the consultant would provide certain consulting services to the Company for a term of one year. In exchange for the consulting services provided, the consultant should receive (i) a cash fee of $100,000 and (ii) 100,000 warrants (the “IR Warrants”) at an exercise price of $3.80 and a term of three years from issuance date. The above 100,000 IR Warrants were issued on July 1, 2010. The grant date fair value of these IR warrants was estimated at $89,435 using the Black-Scholes valuation model and $nil was charged as general and administrative expenses for the six months ended June 30, 2014 and 2013. Series IR Warrants expired on June 7, 2013.

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

The Company was authorized to issue an aggregate of 2,500,000 shares of its common stock under the 2009 Equity Incentive Plan (“Plan”) as equity awards of incentive stock options, non-statutory stock options, restricted stock, and other equity incentives to employees, officers, directors and consultants. The Plan expires in 2019 and as of June 30, 2014, there were 580,000 shares of common stock available for grant pursuant to the Plan.

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

On August 8, 2013, the Company entered into a stock option agreement with Mr. Tick, under the Company’s 2009 Equity Incentive Plan. Pursuant to the terms of the stock option agreement, Mr. Tick was granted options to purchase an aggregate of 75,000 shares of common stock of the Company, consisting of, an option to purchase 37,500 shares that would vest in November 15, 2013 with an exercise price of $0.83 per share, and an option to purchase 37,500 shares that would vest in April 15, 2014 with an exercise price of $0.83 per share. Each of these options expires three years after their respective vesting dates.

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

Expected volatility	73%
Expected dividend	0%
Expected terms (in year)	1
Risk-free rate	0.12%

A summary of options issued and outstanding at June 30, 2014 and the movements since January 1, 2013 to June 30, 2014 are as follows:

		Weighted-
	Number of	Average	Aggregate	Weighted- Average
	Underlying	Exercise Price	Intrinsic	Contractual Life
	Shares	Per Share	Value (1)	Remaining in Years

Outstanding at January 1, 2013	150,000	$3.50	-	2.25
Granted	75,000	$0.28	96,750	3.08
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited			-
Outstanding at December 31, 2013	225,000	$2.61	$96,750	1.86
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(25,000)	$0.44	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2014	200,000	$2.50	$108,750	1.36
Exercisable at June 30, 2014	200,000	$2.50	$108,750	1.36

(1)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on June 30, 2014. The intrinsic value of a stock option is the excess of the Company’s closing stock price on June 30, 2014 of $2.28 per share over the exercise price $0.83 per share, multiplied by the number of shares subject to the option.

The Company recognized compensation expense of $7,371, and nil in relation to the options granted to Mr. Tick for the six months ended June 30, 2014 and 2013, respectively.

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

The Restricted Shares vest under the following schedule:

Number of Shares	Vesting Date
25,000	December 31, 2010
25,000	June 30, 2011
25,000	December 31, 2011
25,000	June 30, 2012
20,000	November 26, 2012
25,000	December 31, 2012
25,000	June 30, 2013
37,500	November 15, 2013
37,500	April15, 2014

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

Accordingly, the Company recognized compensation expense of $3,486 and $25,896, related to the restricted shares granted to Mr. Tick for the three months and six months ended June 30, 2014 ; and $37,917 and $75,417for the three and six months ended June 30, 2013, respectively, based on the estimated grant-date fair value of the Company’s common stock of $0.83 on August 8, 2013, $1.15 on November 26, 2012 and $3.00 on July 16, 2010.

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

Accordingly, the Company recognized compensation expense of $414,000 related to the restricted shares granted to these employees for the year ended December 31, 2013, based on the estimated grant-date fair value of the Company’s common stock of $1.12.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted shares granted to independent directors (continued)

Accordingly, the Company recognized a total compensation expense of $33,196 and $33,196 related to the restricted shares granted to the directors for the six month ended June 30, 2014 and 2013, respectively, based on the estimated grant-date fair values of the Company’s common stock of $2.98 on October 5, 2010, $3.28 on January 24, 2011 and $2.41 on August 11, 2011 and $1.15 on November 26, 2012.

Restricted shares granted to consultant

On August 3, 2013, the Company entered into an investor relations agreement (the “Agreement”) under the Company’s Plans with a consultant. Pursuant to the terms of the Agreement, the Company would grant a total of 25,000 restricted shares to the Company’s investor relations consultant for consulting services provided by the consultant during the period August 2013 to June 2014. The Company issued 15,000 shares on September 16, 2013 (vesting date) and issued another 10,000 restricted shares on Jan 1, 2014. The Company recognized total compensation expense of $9,188 and $nil for the three months ended June 30, 2014 and 2013; and $23,746 and $nil for the six months ended June 30, 2014 and 2013, based on the fair values of the Company’s common stock of US$1.05 on September 16, 2013 for the 15,000 shares issued and the fair value of the Company's common stock of $2.58 on January 1, 2014 for the 10,000 shares issued. Pursuant to the terms of the Agreement, if during any three-month period, the Average Closing Price is $2.00 per share or greater, the Company shall issue 12,500 (twelve thousand five hundred) Incentive Shares to the consultant. During the first three-month period of 2014, the Average Closing Price is $2.84 per share. The Company then issued 12,500 shares to the consultant on April 2,2014. The Company recognized total compensation expense of $29,625 and nil for the six months ended June 30, 2014 and 2013, based on the fair values of the Company’s common stock of US$2.37 on April 2,2014 for the 12,500 shares issued.

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

Daqing Shuaiyi, Harbin Shuayi and Heilongjiang Shuaiyi are subject to an EIT rate of 25% for the six months ended June 30, 2014and year ended December 31, 2013. No provision for PRC taxes was made for Heilongjiang Shuaiyi which had no taxable income in the PRC.

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

The Company’s income tax expense consisted of:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Current income tax – PRC	$2,338,917	$2,120,129	$3,497,461	$3,399,869
Deferred	-	-	-	-

	$2,338,917	$2,120,129	$3,497,461	$3,399,869

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Pre-tax income	$9,134,639	$8,082,938	$13,526,757	$12,777,362

U.S. federal corporate income tax rate	34%	34%	34%	34%
Income tax computed at U.S. federal corporate income tax rate	3,105,777	2,748,199	4,599,097	4,344,303
Reconciling items:
Loss not recognized as deferred tax assets	81,592	119,306	182,364	185,841
Change in fair value of warrants	-	(59)	-	(59)
Rate differential for PRC earnings	(839,553)	(753,489)	(1,255,598)	(1,193,597)
Non-deductible expenses and non-reportable income	(8,899)	6,172	(28,402)	63,381
Effective tax expense	$2,338,917	$2,120,129	$3,497,461	$3,399,869

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13	INCOME TAXES (CONTINUED)

The Company had deferred tax assets as follows:

	June 30,2014	December 31,2013

Net operating losses carried forward	$1,943,901	$1,799,625
Less: Valuation allowance	(1,943,901)	(1,799,625)
Net deferred tax assets	$-	$-

As of June 30, 2014 and December 2013, Nutrastar had $5,717,356 and $5,293,016, respectively, of net operating loss carry forwards available to reduce future taxable income which will expire in various years through 2030. Management believes it is more-likely-than-not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of June 30, 2014 and December 2013, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three and six months ended June 30, 2014 and 2013, and no provision for interest and penalties is deemed necessary as of June 30, 2014 and December 31,2013.

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

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the two years presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Income available to common stockholders:
- Net income	$6,795,722	$5,962,809	$10,029,296	$9,377,493
Less: Preferred stock dividend	(41,573)	(56,854)	(88,249)	(112,246)
Income available to common stockholders (Basic)	$6,754,149	$5,905,955	$9,941,047	$9,265,247
Add: Preferred stock dividend	41,573	56,854	88,249	112,246
Income available to common shareholders (Diluted)	6,795,722	5,962,809	10, 029,296	9,377,493
Weighted average number of shares:
- Basic	16,858,667	15,863,826	16,758,599	15,863,826
- Effect of dilutive preferred stock	777,760	1,130,100	835,287	1,130,100
- Effect of dilutive restricted stock units	11,681	-	13,495	-
- Effect of dilutive options	46,162	-	50,090	-
- Diluted	17,694,270	16,993,926	17,657,471	16,993,926
Net income per share
- Basic	$0.40	$0.37	$0.59	$0.58
- Diluted	$0.38	$0.35	$0.57	$0.55

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14	EARNINGS PER SHARE (CONTINUED)

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding to assume the issuance of all dilutive potential common shares upon conversion.

The diluted earnings per share calculation for the six months ended June 30, 2014 did not include management options to purchase up to125,000 shares of common stock, respectively, because their effect was anti-dilutive.

The diluted earnings per share calculation for the three months ended June 30, 2014 did not include management options to purchase up to 125,000 shares of common stock, respectively, because their effect was anti-dilutive.

NOTE 15	RELATED PARTY TRANSACTIONS

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:-

(a)	Due to related parties

	June 30, 2014	December 31, 2013

Due to Ms. Lianyun Han, Chairperson, CEO and President of the Company	$452,668	$265,223

The amount due to Ms. Han was non-interest bearing, unsecured and without a fixed repayment date.

(b)	Lease of land

For the six months ended June 30, 2014 and 2013, the Company paid rental expense of $29,445and $28,959, respectively, for the land leased from Heilongjiang Shuaiyi Technology Development Co., Ltd. (“Shuaiyi Technology”). Shuaiyi Technology and the Company are under common control and management.

For the three months ended June 30, 2014 and 2013, the Company paid rental expense of $14,673 and $14,565 for the land leased from Shuaiyi Technology, respectively.

(c)	Acquisition of corporate headquarter premise

On April 15, 2011, Heilongjiang Shuaiyi entered into an asset transfer agreement (the “Transfer Agreement”) with Ms. Han. Pursuant to the Transfer Agreement, Heilongjiang Shuiayi acquired an office building located at 54-1 Ganshui Road, Xiangfang District, Harbin, with a construction area of 1854.1 square meters, from Ms. Han at a cash consideration of RMB12.75 million (approximately $1.95 million including other incidental costs), which was fully paid in April 2011. The purchase price was determined based on a real property valuation report issued by an independent appraisal firm, Harbin Guoxin Real Estate Appraisal and Consulting Co., Limited on November 11, 2010 and reflected approximately equal valuation which Ms. Han originally paid when she acquired such property for the Company. Management believes that based on the property valuation report issued by the independent appraisal firm, the terms of the purchase transaction and the consideration that the Company paid in connection with this transaction were comparable to the terms available and the amounts that would be paid in an arm’s-length transaction.

It is the current intention of the Company to move the Company headquarters to this office building in the foreseeable future.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16	CONCENTRATION RISK

a)	Concentration of credit risk

As of June 30, 2014 and December 31, 2013, approximately 99.8% and 99.8%, respectively of the Company’s cash including cash on hand and deposits in accounts are maintained with one financial institution within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover such bank deposits in the event of bank failure. However, the Company has not experienced any losses in this financial institution and monitors the soundness and the credit ratings of this financial institution on a periodic basis, thus believes it is currently not exposed to any material risks on its bank deposits in bank accounts with this financial institution.

For the six months ended June 30, 2014 and 2013, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of June 30, 2014 and December 31, 2013also arose in the PRC.

The following individual customer accounted for 10% or more of the Group’s revenues for the three and six months ended June 30, 2014 and 2013:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Lai En Century Co. Ltd	32.5%	22.1%	27.9%	27.0%

Individual customer accounts receivable that represented 10% or more of total accounts receivable as of June 30, 2014 and as of December 31, 2013were as follows:

	Percentage of accounts receivable as of
	June 30, 2014	December 31, 2013
Great Northern Wilderness Grain and Oil Warehouse Market	52.7%	30.0%
Shenzhen South Ocean Gift Trade Co., Ltd	17.6%	-
Dalian Exalts Trade Co., Ltd	15.1%	-
Shandong Jinan Qing Jie Company	14.5%	23.8%

For the six months ended June 30, 2014 and2013, all of the Company’s purchases arose in the PRC. In addition, all accounts payable as of June 30,2014 and December 31, 2013also arose in the PRC.

The following suppliers accounted for 10% or more of the Group’s procurement for the three and six months ended June 30,2014 and 2013:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Heilongjiang Xianfeng Agricultural Materials Trading Co., Ltd	41.7%	23.3%	25.8%	26.6%
Zhangjiagang NongNong Drinking and Food Ltd Co. Ltd	-	32.4%	24.1%	19.9%
Harbin Reservation During The Oil Co., Ltd.	31.3%	17.8%	20.8%	22.1%

No other individual supplier accounted for 10% or more of total accounts payable as of June 30, 2014 and as of December 31, 2013.

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

The Company has entered into tenancy agreements for the leases of an exhibition hall and land with a third party and a related company, Shuaiyi Technology (see 15(b)), respectively, for the purposes of the operation of its VIEs. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of June 30, 2014 are as follows:

	Related Parties	Non-related Parties	Total

Remainder of fiscal year ending December 31, 2014	$29,377	$16,090	$45,467
Fiscal year ending December 31, 2015	58,754	10,497	69,251
Fiscal year ending December 31, 2016	58,754	-	58,754
Fiscal year ending December 31, 2017	58,754	-	58,754
Fiscal year ending December 31, 2018	58,754	-	58,754
Thereafter	699,438	-	699,438

Total	$963,831	$26,587	$990,418

During the six months ended June 30, 2014 and 2013, rental expenses under operating leases amounted to $49,563 and $52,991, respectively.

During the three months ended June 30, 2014 and 2013, rental expenses under operating leases amounted to $24,779 and $25,218, respectively.

(b)	PRC employee costs

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

During the three and six months ended June 30, 2014 and 2013, all of the Company’s operations were carried out in one geographical segment - China.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18	SEGMENT INFORMATION (CONTINUED)

The Company’s segment revenue and results for the six months ended June 30, 2014 and 2013 are as follows:

		Six Months Ended June 30, 2014
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$16,752,179	$1,985,070	$1,133,994	$-	$19,871,243

Segment income before income taxes	$13,165,302	$825,899	$115,771	$(580,215)	$13,526,757
Income before income taxes					$13,526,757

Segment assets	$126,809,032	$61,934	$1,423,109	$1,998,140	$130,292,215
Total assets					$130,292,215

Other segment information:
Depreciation and amortization	$687,429	$2,779	$1,396	$51,448	$743,052
Expenditure for segment assets	$-	$-	$-	$-	$-

		Six Months Ended June 30, 2013
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$14,878,845	$3,323,531	$1,083,094	$-	$19,285,470

Segment income before income taxes	$11,364,647	$1,919,102	$64,790	$(571,177)	$12,777,362
Income before income taxes					12,777,362

Segment assets	$102,955,633	$64,439	$1,479,757	$2,247,835	$106,747,664

Total assets					$106,747,664

Other segment information:
Depreciation and amortization	$676,136	$2,737	$1,369	$50,886	$731,128
Expenditure for segment assets	$-	$-	$-	$-	$-

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18	SEGMENT INFORMATION (CONTINUED)

The Company’s segment revenue and results for the three months ended June 30, 2014 and 2013 are as follows:

		Three Months Ended June 30, 2014
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$10,690,516	$1,750,018	$564,028	$-	$13,004,562

Segment income before income taxes	$8,557,968	$783,550	$51,605	$(258,484)	$9,134,639
Income before income taxes					9,134,639

Segment assets	$126,809,032	$61,934	$1,423,109	$1,998,140	$130,292,215

Total assets					$130,292,215

Other segment information:
Depreciation and amortization	$341,859	$2,081	$-	$26,335	$370,275
Expenditure for segment assets	$-	$-	$-	$-	$-

		Three Months Ended June 30, 2013
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$8,797,304	$2,535,341	$541,689	$-	$11,874,334

Segment income before income taxes	$6,922,978	$1,442,079	$31,562	$(313,681)	$8,082,938
Income before income taxes					$8,082,938

Segment assets	$102,955,633	$64,439	$1,479,757	$2,247,835	$106,747,664

Total assets					$106,747,664

Other segment information:
Depreciation and amortization	$341,416	$1,376	$8	$25,332	$368,132
Expenditure for segment assets	$-	$-	$-	$-	$-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or proved incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Certain Terms

Except as otherwise indicated by the context, references in this report to:

•	“BVI” refers to the British Virgin Islands;
•	“China,” and “PRC” refer to the People’s Republic of China;
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.
•

“Nutrastar,” “we,” “us,” “our company” and “our” refer to Nutrastar International Inc., a Nevada corporation, its subsidiaries, and, in the context of describing our operations and business and consolidated financial information, include our VIE Entities;

•	“Renminbi” and “RMB” refer to the legal currency of China;
•	“SEC” refers to the United States Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended;
•	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States; and
•

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

Our primary product is Cordyceps Militaris, which is a species of parasitic fungus that is typically found in north-eastern China. It is a precious ingredient in traditional Chinese medicine, as Cordyceps Militaris is widely believed in China to offer high medical and health benefits by nourishing the yin, boosting the yang, and invigorating the meridians of the lungs and kidneys. According to Georges Halpern's Healing Mushrooms, certain research has shown that Cordyceps Militaris may boost the immune system, and can be used as a supplement for combating certain effects of fatigue and aging, the occurrences of certain tumors, and combating arteriosclerosis and certain gastrointestinal disorders, as well as reducing blood pressure. In addition, Cordyceps Militaris has significantly high economic values and according to Halpern, wild Cordyceps Militaris can cost as much as $10,000 per kilogram. Due to the extremely sensitive growing conditions of Cordyceps Militaris, it is very difficult to grow the plant in a man-made environment. After several years of laboratory tests, we developed a technology to commercially grow and produce Cordyceps Militaris in 2006. Through our VIE entity, Daqing Shuaiyi, we generated 82.2% and 74.1% of our revenues from Cordyceps Militaris for the second quarter of 2014 and 2013, respectively. We plan to continue to focus on Cordyceps Militaris related based consumer products, which is our fastest growing product line with the greatest market demand and a significantly higher profit margin.

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

Second Quarter Financial Performance Highlights

We continued to experience strong demand for our products during the second quarter of 2014, which resulted in continued growth in our revenues and net income for the quarter.

The following are some financial highlights for the second quarter of 2014:

•	Net Revenue: Our net revenue was approximately $13.00 million for the second quarter of 2014, an increase of 9.5% from $11.87 million of the same quarter of last year.

•	Gross Margin: Gross margin was 77.3% for the second quarter of 2014, as compared to 77.0% for the same period in 2013.

•	Operating Profit: Operating profit was approximately $9.04 million for the second quarter of 2014, an increase of 13.4% from $7.97 million for the same period last year.

•	Net Income: Net income was approximately $6.80 million for the second quarter of 2014, an increase of 14.0% from $5.96 million for the same period of last year.

•	Basic and fully diluted earnings per share were $0.40 and $0.38 for the three months ended June 30, 2014.

•	Basic and fully diluted earnings per share were $0.59 and $0.57 for the six months ended June 30, 2014

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2013
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues
Net revenue	$13,005	100%	$11,874	100%
Cost of goods sold	(2,953)	(22.7) %	(2,731)	(23.0) %
Gross profit	10,052	77.3%	9,143	77.0%
Selling expenses	(479)	(3.7) %	(474)	(4.0) %
General and administrative expenses	(534)	(4.1)%	(697)	(5.9) %
Income from operations	9,039	69.5%	7,972	67.1%
Other income and (expenses):
Interest income	97	0.7%	79	0.7%
Foreign exchange differences	(1)	- %	32	0.3%
Total other income	96	0.7%	111	1.0%
Income before income tax	9,135	70.2%	8,083	68.1%
Provision for income tax	(2,339)	(18.0) %	(2,120)	(17.9) %
Net income	$6,796	52.2%	$5,963	50.2%

Net Revenue. Net revenue increased approximately $1.13million, or 9.5%, to approximately $13.00 million for the three months ended June 30, 2014, from approximately $11.87 million for the same period in 2013. This increase was mainly attributable to the continued increase in market demand for our core product, Cordyceps Militaris, by $1.89 million, offset by a decrease in sale of our beverage products by approximately $0.79 million compared with the same period in 2013. To meet the change in market demand, we realigned the beverage product lines by suspending the 160ml beverage product since January 2014, increasing production and quantity sold of the 210ml and 310ml beverage products and introduced the powder solution product. Net revenue from the powder solution product is classified into the Cordyceps Militaris business segment category, thus causing the significant increase in net revenue for the Cordyceps Militaris business segment. Without the effect of this classification, the increase in sales for the Cordyceps Militaris products would be approximately $0.91 million for the three months ended June 30, 2014.

Business Segment Information

Our business operations can be categorized into three segments based on the type of products we produce and sell, specifically (i) Cordyceps Militaris, (ii) functional health beverages and (iii) organic and specialty food products. The following table illustrates the revenue from each of these three segments as well as the change of percentage for the periods indicated:

Net Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30,		Percent
	2014	2013	Change
Components of Net Revenue
Cordyceps Militaris	$10,691	$8,797	21.5%
Functional Health Beverages	1,750	2,535	(31.0%	)
Organic and Specialty Food Products	564	542	4.1%
Total revenues	$13,005	$11,874	9.5%

We expect that majority of our revenue for 2014 will continue to be generated from our Cordyceps Militaris related products. In addition, we expect to see an increase in the percentage of revenue coming from the powder solution and beverage products in the future if we are successful in expanding our distribution channel of such products. We anticipate that sales and marketing related costs associated with branding, marketing and advertising of the functional health beverages will increase as a percentage of revenue.

Additional information regarding our products can be found at Note 18, Segment Information in our unaudited condensed consolidated financial statements contained under Part I, Item I “FINANCIAL STATEMENTS” above.

Cost of Goods Sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of goods sold increased by $0.22 million, or 8.1%, to approximately $2.95 million for the three months ended June30, 2014 from approximately $2.73 million during the same period in 2013. This increase in cost of goods sold in dollar terms was commensurate with the increase in total production costs associated with the quantity sold of powder solution products and the increase in quantity sold of Cordyceps Militaris. As a percentage of net revenue, the cost of goods sold decreased to 22.7% for the three months ended June30, 2014 from 23.0% during the same period in 2013. The decrease in cost of goods sold as a percentage of revenue was mainly attributable to the increase in net revenue and the economies of scale commensurate with an increase in capacity and utilization which outpaced the increase in associated costs.

Gross Profit. Our gross profit increased by approximately $0.91 million, or 9.9%, to approximately $10.05 million for the three months ended June 30, 2014 from approximately $9.14million during the same period in 2013. Gross profit as a percentage of net revenue, or gross margin, was 77.3% for the three months ended June 30, 2014, anincrease of0.3% from 77.0% during the same period in 2013. Such percentage increase was mainly due to the increase in the sales of our core Cordyceps Militaris products in the product mix which have a higher gross margin as compared to our beverages and organic and specialty foods and the decrease in production cost due to our large scale of production.

Selling Expenses. Our selling expenses include sales commissions, cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, and other sales related costs. Selling expenses increased by approximately $0.01 million, or 1.1%, to approximately $0.48 million for the three months ended June 30, 2014 from approximately $0.47 million during the same period in 2013. The increase in selling expenses in dollar terms for the three months ended June 30, 2014 was mainly attributable to the slight increase in marketing expenses, like entertainment expenses we incurred, relating to our selling activities in this quarter. As a percentage of net revenue, selling expenses decreased to 3.7% for the three months ended June 30, 2014 from 4.0% for the same period in 2013. The decrease in selling expenses as a percentage of revenue was mainly due to the increase in net revenue which outpaced the increase in selling expenses.

General and Administrative Expense. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, depreciation charges for fixed assets, and professional fees paid to third parties. General and administrative expenses decreased by approximately $0.17million, or 23.4%, to approximately $0.53million for the three months ended June 30, 2014 from approximately $0.70 million for the same period in 2013. The decrease dollar terms was mainly attributable to the decrease in payments for third party professional services. As a percentage of net revenue, general and administrative expenses were 4.1% for the three months ended June 30, 2014 as compared to 5.9% for the same period of 2013. The decrease of general and administrative expenses as a percentage of revenue was mainly attributable to the increase in net revenue combined with the decrease in general and administrative expenses.

Income Before Income Tax. Income before income tax increased by approximately $1.05 million, or 13.0%, to approximately $9.13million during the three months ended June 30, 2014 from approximately $8.08 million during the same period in 2013. As a percentage of net revenue, income before income tax increased to 70.2% during the three months ended June 30, 2014 from 68.1% during the same period in 2013. The increase of income before income tax in dollar terms and as a percentage of net revenue is mainly attributable to the increase in gross profit of $0.91 million.

Income Taxes. Nutrastar International Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Nutrastar International Inc. had no U.S. source income taxable in the United States for the three months ended June 30, 2014 and 2013. New Resources was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes. Oriental Global was formed in Hong Kong and under the current laws of Hong Kong, is not subject to income taxes. Our PRC subsidiary and the VIEs are subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. China promulgated a new Enterprise Income Tax Law, or the New EIT Law, and its implementing regulations, both of which became effective on January 1, 2008.

Each of VIE entities, Both Daqing Shuaiyi and Harbin Shuaiyi have been subject to an income tax rate of 25% since 2011.

Income tax increased by approximately $0.22 million to approximately $2.34 million for the three months ended June 30, 2014 from approximately $2.12 million for the same period in 2013. Income tax expense for the three months ended June 30, 2014increased because of the increase in net revenue and taxable income.

Net Income. Net income increased by approximately $0.83million, or 14.0% to approximately $6.80million for the three months ended June 30, 2014 from approximately $5.96million for the same period of 2013, as a result of the factors described above.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues
Net revenue	$19,871	100%	$19,285	100%
Cost of goods sold	(4,581)	(23.1) %	(4,503)	(23.4) %
Gross profit	15,290	76.9%	14,782	76.6%

Selling expenses	(726)	(3.7) %	(904)	(4.7) %
General and administrative expenses	(1,207)	(6.1) %	(1,290)	(6.7) %
Income from operations	13,357	67.1%	12,588	65.3%

Other income and (expenses):
Interest income	189	1.0%	163	0.9%
Foreign exchange differences	(20)	(0.1) %	27	0.1%
Change in fair value of warrants	-	-	-	-
Total other income	169	0.9%	190	1.0%
Income before income tax	13,526	68.0%	12,778	66.3%

Provision for income tax	(3,497)	(17.6) %	(3,400)	(17.6) %
Net income	$10,029	50.4%	$9,378	48.6%

Net Revenue. Net revenue increased approximately $0.59 million, or 3.0%, to approximately $19.87 million for the six months ended June 30, 2014, from approximately $19.29 million for the same period in 2013. This increase was mainly attributable to the increase in sales of our core product, Cordyceps Militaris by $1.87 million, offset by a decrease in revenue in our beverage products by $1.34 million. We realigned our product offerings to meet changes in market demand by suspending the 160ml beverage product since January 2014, increasing production of the 210ml and 310ml beverage products and introduced the powder solution product. In addition, net revenue from the powder solution product is classified into the Cordyceps Militaris business segment category, thus causing the significant increase in net revenue for the Cordyceps Militaris business segment.

Business Segment Information

Our business operations can be categorized into three segments based on the type of products we produce and sell, specifically (i) Cordyceps Militaris, (ii) functional health beverages and (iii) organic and specialty food products. The following table illustrates the revenue from each of these three segments as well as the change of percentage for the periods indicated:

Net Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended June 30,		Percent
	2014	2013	Change
Components of Net Revenue
Cordyceps Militaris	$16,752	$14,879	12.6%
Functional Health Beverages	1,985	3,324	(40.3%	)
Organic and Specialty Food Products	1,134	1,082	4.8%
Total revenues	$19,871	$19,285	3.0%

Cost of Goods Sold. Our cost of goods sold increased by $0.08 million, or 1.7%, to approximately $4.58 million for the six months ended June 30, 2014 from approximately $4.50 million during the same period in 2013. This increase in dollar terms was commensurate with the increase in production costs associated with the increase in sales of Cordyceps Militaris. As a percentage of net revenue, the cost of goods sold decreased to 23.1% for the six months ended June 30, 2014 from 23.4% during the same period in 2013. Such decrease of cost of goods sold as a percentage of net revenue was mainly attributable to the economies of scale commensurate with an increase in capacity and utilization which outpaced the increase in associated costs.

Gross Profit. Our gross profit increased by approximately $0.51 million, or 3.4%, to approximately $15.29 million for the six months ended June 30, 2014 from approximately $14.78million during the same period in 2013. Gross profit as a percentage of net revenue, or gross margin, was 76.9% for the six months ended June 30, 2014, an increase of0.3% from 76.6% during the same period in 2013. Such percentage increase was mainly due to the increase in the sales of our core Cordyceps Militaris products in the product mix which have a higher gross margin as compared to our beverages and organic and specialty foods.

Selling Expenses. Selling expenses decreased by approximately $0.18 million, or 19.7%, to approximately $0.73 million for the six months ended June 30, 2014 from approximately $0.90 million during the same period in 2013. The decrease in selling expenses in dollar terms for the six months ended June30, 2014 was mainly attributable to the decrease in advertising activities for the beverage products due to the realignment of the product offerings. As a percentage of net revenue, selling expenses decreased to 3.7% for the six months ended June 30, 2014 from 4.7% for the same period in 2013. The percentage decrease was mainly due to the decrease in the amount of selling expenses combined with the increase in net revenue.

General and Administrative Expense. General and administrative expenses decreased by approximately $0.08million, or 6.4%, to approximately $1.21million for the six months ended June 30, 2014 from approximately $1.29 million for the same period in 2013. The decrease in dollar terms was mainly attributable to a decrease in payments for third party professional services. As a percentage of net revenue, general and administrative expenses were 6.1% for the six months ended June 30, 2014 as compared to 6.7% for the same period of 2013. The percentage decrease was mainly was mainly due to the increase in net revenue combined with the decrease in general and administrative expenses.

Income Before Income Tax. Income before income tax increased by approximately $0.75 million, or 5.9%, to approximately $13.53 million during the six months ended June 30, 2014 from approximately $12.78 million during the same period in 2013. As a percentage of net revenue, income before income tax increased to 68.0% during the six months ended June 30, 2014 from 66.3% during the same period in 2013. The increase of income before income tax in dollar terms and as a percentage of net revenue is mainly attributable to the increase in gross profit of $0.51 million combined with a decrease in selling, general and administrative expenses of $0.26 million for the six months ended June 30, 2014 as compared to the same period in 2013.

Income Taxes. Income tax increased by approximately $0.10 million to approximately $3.50 million for the six months ended June 30, 2014 from approximately $3.40 million for the same period in 2013. Income tax expense for the six months ended June 30, 2014 increased because of the increase in net revenue and taxable income.

Net Income. Net income increased by approximately $0.65 million, or7.0% to approximately $10.03 million for the six months ended June 30, 2014 from approximately $9.38 million for the same period of 2013, as a result of the factors described above.

Liquidity and Capital Resources

General

As of June 30, 2014, we had cash and cash equivalents of approximately $112.32 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$10,655	$10,936
Net cash provided by investing activities	-	-
Net cash provided by / (used in) provided by financing activities	30	(27)
Foreign currency translation adjustment	(961)	1,412
Net cash flow	$9,724	$12,321

Operating Activities

Net cash provided by operating activities was approximately $10.66 million for the six month period ended June 30, 2014, which is a decrease of approximately $0.28 million from approximately $10.94 million for the same period of 2013. The decrease in the cash provided by operating activities was mainly attributable to:

1)	$0.65 million increase in net income for the six months ended June 30, 2014 compared to the same period in 2013;

2)	$0.18 million operating cash inflow through the advancement from related party for payments of US$ denominated expenses during the period; and

3)	$0.15 million increase in operating cash flows from payment of income tax in advance last year but not required in the current period; offset by

4)	$0.43 million decrease in payables and $0.82 million increase in operating activities contributions such as inventories and prepayments.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

For the six-month period ended June 30, 2014 and six-month period ended June 30, 2013, there was no net cash used in or provided by investing activities. After we completed the Cordyceps Militaris capacity expansion and scaled back the expansion plan relating to the organic and specialty food segment of the business, we did not incur expenses for the acquisition of property, plant or equipment during these periods.

Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2014was approximately $30,000, an increase of approximately $57,000 from approximately $27,000 net cash used in financing activities for the same period of 2013.Theincreaseof the cash used in financing activities was mainly attributable to the additional advance from a related party for operating costs for the six-months period ended June 30, 2014.

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

Seasonality

The production and sale of our primary product, Cordyceps Militaris, have not been historically subject to material seasonal variations. However since all of our sales are in China, the timing of the various Chinese holidays such as Lunar Chinese New Year, May and October holidays may have some impact to our operating results and operating cash flows.

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

Use of estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the periods ended June 30, 2014 and 2013 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	June 30, 2014	December 31, 2013
Balance sheet items, except for equity accounts	US$1=RMB6.1528	US$1=RMB6.0969

	Three months ended June 30,
	2014	2013
Items in the statements of income and cash flows	US$1=RMB6.1581	US$1=RMB6.2053

	Six months ended June 30,
	2014	2013
Items in the statements of income and cash flows	US$1=RMB6.1386	US$1=RMB6.2416

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

The Company believes that during the three and six months ended June 30, 2014 and 2013, it operated in three business segments – growing and sales of Cordyceps Militaris, which is widely used for Chinese medicine, manufacturing and sale of functional health beverages featuring the Cordyceps Militaris as a core ingredient, and sales of organic and specialty products. The manufacturing and sale of Cordyceps Militaris functional health beverages was launched in the fourth quarter of 2010.

Throughout the three and six months ended June 30, 2014 and 2013, all of the Company’s operations were carried out in one geographical segment - China.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lianyun Han and Mr. Robert Tick, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Lianyun Han and Mr. Robert Tick concluded that as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 contains a detailed discussion of risk factors that could materially adversely affect our business, our operating results, or our financial condition. There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended June 30, 2014 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

101

The following financial information from The Nutrastar International Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 13, 2014

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

101

The following financial information from The Nutrastar International Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith.