Form 10-Q
period 2014-09-30
Nutrastar International Inc.
filed 2014-11-13
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_]    No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 10, 2014 is as follows:

Class of Securities	Shares Outstanding
Common stock, $0.001 par value	16,909,986

PART I FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Condensed Consolidated Balance Sheets	F-2
Condensed Consolidated Statements of Income and Comprehensive Income	F-3
Condensed Consolidated Statements of Stockholders’ Equity	F-4
Condensed Consolidated Statements of Cash Flows	F-5
Notes to Condensed Consolidated Financial Statements	F-6 – F-35

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	September 30, 2014	December 31, 2013
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$118,570,679	$102,599,186
Accounts receivable	95,745	56,922
Inventories	1,311,948	691,847
Prepayments and other receivables	844,211	1,300,012
Total current assets	120,822,583	104,647,967
OTHER ASSETS
Intangible assets, net	731,913	1,107,737
Property, plant and equipment, net	14,595,098	15,481,249

Total assets	$136,149,594	$121,236,953

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Other payables and accruals	$1,078,043	$1,167,957
Taxes payable	2,411,915	2,879,172
Due to a related party	510,649	265,223
Preferred stock dividend payable	647,337	738,903
Total current liabilities	4,647,944	5,051,255
Total liabilities	4,647,944	5,051,255

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 77,776 shares and 110,066 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively; aggregate liquidation preference amount: $2,177,728 and $3,081,848, plus accrued but unpaid dividend of $647,337 and $738,903, at September 30, 2014 and December 31, 2013, respectively	1,773,772	2,510,183

Common stock, $0.001 par value, 190,000,000 shares authorized, 16,953,541 shares issued and 16,909,986 shares outstanding at September 30, 2014; 16,421,161 shares issued and 16,377,606 shares outstanding at December 31, 2013	16,954	16,422

Additional paid-in capital	21,089,712	19,934,551
Statutory reserves	4,989,031	4,983,935
Treasury stock, at cost, 43,555 shares as of September 30, 2014 and December 31,2013	(78,767)	(78,767)
Retained earnings	96,195,815	80,242,877
Accumulated other comprehensive income	7,515,133	8,576,497
Total stockholders' equity	131,501,650	116,185,698

Total liabilities and stockholders' equity	$136,149,594	$121,236,953

See accompanying notes to consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
NET REVENUE	$11,164,809	$10,935,950	$31,036,052	$30,221,420
Cost of goods sold	(2,172,840)	(2,159,255)	(6,754,154)	(6,662,959)
GROSS PROFIT	8,991,969	8,776,695	24,281,898	23,558,461
Selling expenses	(326,760)	(435,920)	(1,052,655)	(1,340,176)
General and administrative expenses	(575,352)	(588,375)	(1,781,985)	(1,877,642)
Income from operations	8,089,857	7,752,400	21,447,258	20,340,643
Other income (expenses):
Interest income	102,481	72,633	291,565	235,122
Foreign exchange differences	(7,899)	21,517	(27,627)	47,974
Change in fair value of warrants	-	-	-	173
Total other income	94,582	94,150	263,938	283,269
Income before income taxes	8,184,439	7,846,550	21,711,196	20,623,912
Provision for income taxes	(2,124,781)	(2,066,105)	(5,622,242)	(5,465,974)
NET INCOME	6,059,658	5,780,445	16,088,954	15,157,938
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	9,378	521,176	(1,061,364)	2,150,468
COMPREHENSIVE INCOME	$6,069,036	$6,301,621	$15,027,590	$17,308,406
Earnings per share:
Basic	$0.36	$0.36	$0.95	$0.94
Diluted	$0.34	$0.34	$0.91	$0.89
Weighted average number of shares outstanding:
Basic	16,878,627	15,919,261	16,799,048	15,882,507
Diluted	17,702,788	17,060,119	17,684,076	17,018,122

See accompanying notes to consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

									Accumulated
	Preferred Stock		Common Stock		Additional				Other
	Number		Number of		Paid-In	Treasury	Statutory	Retained	Comprehensive
	of Shares	Amount	Shares	Amount	Capital	Stock	Reserves	Earnings	Income	Total

Balance at January 1, 2014	110,066	$2,510,183	16,377,606	$16,422	$19,934,551	$(78,767)	$4,983,935	$80,242,877	$8,576,497	$116,185,698
Net income	-	-	-	-	-	-	-	16,088,954	-	16,088,954
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(1,061,364)	(1,061,364)
Preferred stock converted into common stock	(32,290)	(736,411)	322,900	323	736,088	-	-	-	-	-
Issuance common stock for Preferred stock dividend	-	-	79,480	79	222,407	-	-	-	-	222,486
Preferred stock dividend	-	-	-	-	-	-	-	(130,920)	-	(130,920)
Appropriation of statutory reserves	-	-	-	-	-	-	5,096	(5,096)	-	-
Share-based payments to non employee (IR)	-	-	-	-	92,371	-	-	-	-	92,371
Share-based payments to employees	-	-	-	-	104,425	-	-	-	-	104,425
Issuance of unregistered common stock to non-employee (IR)	-	-	42,500	43	(43)	-	-	-	-	-
Issuance of restricted stock to employees	-	-	87,500	87	(87)	-	-	-	-	-

Balance at September 30, 2014 (Unaudited)	77,776	$1,773,772	16,909,986	$16,954	$21,089,712	$(78,767)	$4,989,031	$96,195,815	$7,515,133	$131,501,650

See accompanying notes to consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,088,954	$15,157,938
Adjustments to reconcile net income to cash provided by operating activities:
Change in fair value of warrants	-	(173)
Depreciation and amortization	1,113,418	1,101,320
Share-based compensation expense	104,425	142,653
IR unregistered stock compensation expense	92,371	4,767
(Increase) decrease in assets:
Accounts receivable	(39,386)	(6,347)
Inventories	(627,118)	(645,094)
Prepayments and other receivables	444,593	127,818
Increase (decrease) in liabilities:
Other payables and accruals	(80,074)	421,181
Advance from related party	237,956	-
Taxes payable	(441,777)	(489,557)
Net cash provided by operating activities	16,893,362	15,814,506

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from/(repayment to) related party	29,620	(36,106)
Net cash provided by/(used in) financing activities	29,620	(36,106)

Foreign currency translation adjustment	(951,489)	1,855,165

INCREASE IN CASH AND CASH EQUIVALENTS	15,971,493	17,633,565
CASH AND CASH EQUIVALENTS, at the beginning of the period	102,599,186	75,526,533

CASH AND CASH EQUIVALENTS, at the end of the period	$118,570,679	$93,160,098

NON-CASH TRANSACTIONS
Preferred stock and dividend converted into common stock	$958,897	$-
Preferred stock dividend payable	130,920	170,601
Share-based payment to officers and directors under equity incentive plan	104,425	142,653
Share-based payment – IR unregistered stock compensation expense	92,371	4,767
SUPPLEMENTAL DISCLOSURE INFORMATION
Income taxes paid	$5,839,167	$5,605,361

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1      DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

As of September 30, 2014, details of the subsidiaries and affiliates of the Company are as follows:

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

Use of estimates
The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the periods ended September 30, 2014 and 2013 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Research and development costs
Research and development costs are expensed as incurred, and are charged to general and administrative expenses. Research and development costs were $119,383 and $119,452 for the nine months ended September 30, 2014 and 2013, respectively.

Advertising costs
The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were nil and $10,401 for the nine months ended September 30, 2014 and 2013, respectively.

Shipping and handling costs
Substantially all costs of shipping and handling of products to customers are included in selling expense. Shipping and handling costs for the nine months ended September 30, 2014 and 2013 were insignificant.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	September 30, 2014	December 31, 2013
Balance sheet items, except for equity accounts	US$1=RMB6.1525	US$1=RMB6.0969

	Three months ended September 30,
	2014	2013
Items in the statements of income	US$1=RMB6.1568	US$1=RMB6.1678

	Nine months ended September 30,
	2014	2013
Items in the statements of income and cash flows	US$1=RMB6.1450	US$1=RMB6.2149

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

The Company believes that during the three and nine months ended September 30, 2014 and 2013, it operated in three business segments – growing and sales of Cordyceps Militaris, which is widely used for Chinese medicine, manufacturing and sale of functional health beverages featuring the Cordyceps Militaris as a core ingredient, and sales of organic and specialty products. The manufacturing and sale of Cordyceps Militaris functional health beverages was launched in the fourth quarter of 2010.

Throughout the three and nine months ended September 30, 2014 and 2013, all of the Company’s operations were carried out in one geographical segment - China.

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

Recent accounting pronouncements
In April 2014, the FASB issued ASU 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal that “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Entities may “early adopt” the guidance for new disposals. The Company is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" which clarifies and improves the principles for recognizing revenue and develops a common revenue standard for United States generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS) that among other things, improves comparability of revenue recognition practices and provides more useful information to users of financial statements through improved disclosure requirements. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently reviewing the effect of ASU 2014-09 on its revenue recognition.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718)" which provides explicit guidance on the treatment of awards with performance targets that could be achieved after the requisite service period. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

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

There was no asset or liability measured at fair value on a non-recurring basis as of September 30, 2014 and December 31, 2013.

NOTE 4      ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	September 30, 2014	December 31, 2013
Accounts receivable	$95,745	$56,922
Less: Allowance for doubtful debts	-	-
Accounts receivable, net	$95,745	$56,922

No allowance was deemed necessary as of September 30, 2014 and December 31, 2013.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5      INVENTORIES

Inventories by major categories are summarized as follows:

	September 30, 2014	December 31, 2013

Raw materials	$221,836	$240,498
Work in progress	521,071	404,190
Finished goods	569,041	47,159

Total	$1,311,948	$691,847

NOTE 6      PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	September 30, 2014	December 31, 2013

Prepayments for raw material purchasing	$818,409	$1,271,672
Other receivables, net of $nil allowance	25,802	28,340

	$844,211	$1,300,012

NOTE 7      INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	September 30, 2014	December 31, 2013

Computer software, cost	$1,614	$1,629
Exclusive right to use a secret process, cost	4,878,025	4,922,509
Less: Accumulated amortization	(4,147,726)	(3,816,401)

	$731,913	$1,107,737

In April 2006, the Company purchased from a third party a ten-year exclusive right to use a secret process and method in the cultivation and growing of Cordyceps Militaris, which is widely used for traditional Chinese medicine, for a cash consideration of RMB30,000,000, payable over five years. The exclusive right is amortized over its term of ten years using the straight-line method.

Amortization expense was $366,259 and $362,217 for the nine months ended September 30, 2014 and 2013, respectively, and $121,832 and $121,772 for the three months ended September 30, 2014 and 2013 respectively. The estimated expense of the intangible assets over each of the next three years will be:

Remainder of fiscal 2014	$122,033
Fiscal 2015	487,846
Fiscal 2016	122,034

$731,913

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8      PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30, 2014	December 31, 2013
Cost:
Buildings	$19,604,834	$19,783,618
Office equipment	28,949	29,213
Machinery	136,570	137,815
Motor vehicles	118,168	119,246
Total cost	19,888,521	20,069,892
Less: Accumulated depreciation	(5,293,423)	(4,588,643)
Net book value	$14,595,098	$15,481,249

Depreciation expense was $747,159 and $739,103 for the nine months ended September 30, 2014 and 2013 respectively, and $248,534 and $248,420 for the three months ended September 30, 2014 and 2013, respectively.

NOTE 9      OTHER PAYABLES, ACCRUALS AND TAXES PAYABLE

Other payables and accruals consisted of the following:

	September 30, 2014	December 31, 2013
Accrued staff costs	$1,030,483	$1,086,644
Other payables	47,560	81,313
	$1,078,043	$1,167,957

Taxes payable consisted of the following:

	September 30, 2014	December 31, 2013

Value added tax	$240,503	$451,340
Income tax	2,078,668	2,316,261
Others	92,744	111,571
	$2,411,915	$2,879,172

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10      STOCKHOLDERS’ EQUITY (CONTINUED)

Allocation of Proceeds in the Private Placement (continued)

The following table sets out the allocation of the proceeds from the Private Placement:

Proceeds of the private placement on June 7, 2010	$3,524,342
Allocation of proceeds to Series C Warrants to investors	(718,698)
Allocation of proceeds to beneficial conversion feature	(1,143,198)
Amortization of discount resulting from the accounting for a beneficial conversion feature	1,143,198
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	2,805,644
Preferred stock converted into common stock	(85,546)
Convertible Series A Preferred Stock at December 31, 2011	2,720,098
Preferred stock converted into common stock	(689,392)
Convertible Series A Preferred Stock at December 31, 2012 and 2013	$2,030,706
Preferred stock converted into common stock	(509,535)
Convertible Series A Preferred Stock at September 30, 2014	$1,521,171

Proceeds of the private placement on June 28, 2010	$2,121,938
Allocation of proceeds to Series C Warrants to investors	(418,668)
Allocation of proceeds to beneficial conversion feature	(644,532)
Amortization of discount resulting from the accounting for a beneficial conversion feature	644,532
Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	1,703,270
Preferred stock converted into common stock	(1,052,162)
Convertible Series A Preferred Stock at December 31, 2011	651,108
Preferred stock converted into common stock	(104,490)
Convertible Series A Preferred Stock at December 31, 2012	546,618
Preferred stock converted into common stock	(67,141)
Convertible Series A Preferred Stock at December 31, 2013	$479,477
Preferred stock converted into common stock	(226,876)
Convertible Series A Preferred Stock at September 30, 2014	$252,601

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

IR Warrants

On May 27, 2010, the Company entered into an investor relations agreement with a consultant in which the consultant would provide certain consulting services to the Company for a term of one year. In exchange for the consulting services provided, the consultant should receive (i) a cash fee of $100,000 and (ii) 100,000 warrants (the “IR Warrants”) at an exercise price of $3.80 and a term of three years from issuance date. The above 100,000 IR Warrants were issued on July 1, 2010. The grant date fair value of these IR warrants was estimated at $89,435 using the Black-Scholes valuation model and $nil was charged as general and administrative expenses for the nine months ended September 30, 2014 and 2013. Series IR Warrants expired on June 7, 2013.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10      STOCKHOLDERS’ EQUITY (CONTINUED)

Accounting for Series A Preferred Stock (continued)

During the nine months ended September 30, 2014, 32,290 shares of Series A Preferred Stock were converted into 322,900 shares of common stock, at a 1 for 10 ratio. In addition, during the nine months ended September 30, 2014, 79,480 shares of common stock were issued to the investors as settlement of stock dividends of $222,486. During the nine months ended September 30, 2013, no Series A Preferred Stock were converted into common stock and no common stock was issued to the investors as settlement of stock dividends.

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

Accounting for Series A, Series B and Series C Warrants

Series A and Series B Warrants issued to certain investors on December 17, 2009 to purchase 500,000 shares of the Company’s common stock had a term of three years and exercise prices of $3.25 and $4.00 per share, respectively. These warrants contain standard anti-dilution provisions for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction. Because these warrants do not contain any contingent exercise provisions and their settlement amount will equal the difference between the fair value of a fixed number of the Company’s equity shares and a fixed strike price, these warrants, which are freestanding instruments, qualify for the scope exception under the guidance provided in ASC 815-40-15-5 through 815-40-15-8, and are considered indexed to the Company’s own stock. Accordingly, Series A and Series B Warrants have been classified as equity. Series A and Series B Warrants expired on December 16, 2012. (Note 3)

Since the Series C Warrants issued to the investors and the placement agent in June 2010 contain reset exercise price provisions, the Company had determined to classify these warrants as derivative liabilities. The reset exercise provisions of the warrants issued to the investors and the placement agent in June 2010 were recorded at their relative fair values at issuance of $1,182,860 and will continue to be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense). These warrants will continue to be reported as a liability until such time when they are exercised or expire. The fair value of these warrants is estimated using Monte-Carlo simulation methods. Since all Series C Warrants expired on June 28, 2013, the Company recorded nil and $173 in other income related to the change in the fair value of the Series C Warrants during the nine months ended September 30, 2014 and 2013, respectively. (Note 3)

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11      STATUTORY RESERVES

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

NOTE 12      SHARE-BASED COMPENSATION

The Company was authorized to issue an aggregate of 2,500,000 shares of its common stock under the 2009 Equity Incentive Plan (“Plan”) as equity awards of incentive stock options, non-statutory stock options, restricted stock, and other equity incentives to employees, officers, directors and consultants. The Plan expires in 2019 and as of September 30, 2014, there were 432,500 shares of common stock available for grant pursuant to the Plan.

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

According to the stock option agreement, in the event Mr. Tick’s employment with the Company is terminated for any reason except for death or disability, he may exercise these options only to the extent that these options would have been exercisable on the termination date and no later than three months after the termination date. If Mr. Tick’s employment is terminated because of his death or disability, these options may be exercised only to the extent that these options would have been exercisable by Mr. Tick on the termination date and must be exercised by Mr. Tick no later than twelve months after the termination date. If the employment is terminated for Cause as defined in the stock option Agreement, these options will terminate immediately. In no event will these options be exercised later than December 31, 2015. As of September 30, 2014, a total of 37,500 options granted on July 16, 2010, which vested on Jume 30, 2011, had expired.

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

Expected volatility	73%
Expected dividend	0%
Expected terms (in year)	1
Risk-free rate	0.12%

A summary of options issued and outstanding at September 30, 2014 and the movements since January 1, 2013 to September 30, 2014 are as follows:

		Weighted-
	Number of	Average	Aggregate	Weighted- Average
	Underlying	Exercise Price	Intrinsic	Contractual Life
	Shares	Per Share	Value (1)	Remaining in Years

Outstanding at January 1, 2013	150,000	$3.50	-	2.25
Granted	75,000	$0.83	96,750	3.08
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited			-
Outstanding at December 31, 2013	225,000	$2.61	$96,750	1.86
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(37,500)	$3.50	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2014	187,500	$2.43	$84,000	1.38
Exercisable at September 30, 2014	187,500	$2.43	$84,000	1.38

(1)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on September 30, 2014. The intrinsic value of a stock option is the excess of the Company’s closing stock price on September 30, 2014 of $1.95 per share over the exercise price $0.83 per share, multiplied by the number of shares subject to the option.

The Company recognized compensation expense of $nil and $7,371 in relation to the options granted to Mr. Tick for the three and nine months ended September 30, 2014. In addition, the Company recognized compensation expense of $3,721 and $3,721 in relation to the options granted to Mr. Tick for the three and nine months ended September 30, 2013.

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

The Restricted Shares vest under the following schedule:

Number of Shares	Vesting Date
25,000	December 31, 2010
25,000	June 30, 2011
25,000	December 31, 2011
25,000	June 30, 2012
20,000	November 26, 2012
25,000	December 31, 2012
25,000	June 30, 2013
37,500	November 15, 2013
37,500	April 15, 2014

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

Accordingly, the Company recognized compensation expense of $nil and $25,896, related to the restricted shares granted to Mr. Tick for the three months and nine months ended September 30, 2014 ; and $13,446 and $88,862 for the three and nine months ended September 30, 2013, respectively, based on the estimated grant-date fair value of the Company’s common stock of $0.83 on August 8, 2013, $1.15 on November 26, 2012 and $3.00 on July 16, 2010.

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

On August 15, 2014, the Company entered into separate restricted shares grant agreements with the Company’s independent directors Mr. Henry Ngan, Ms. Virginia P’an, Mr. Jianbing Zhong and Mr. Richard E. Fearon, Jr. Pursuant to the agreements, the Company granted, under the Company’s 2009 Equity Incentive Plan, 40,000 restricted shares to each person, as compensation for the services to be provided by them as independent directors.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted shares granted to independent directors (continued)

Accordingly, the Company recognized a total compensation expense of $71,158 and $50,070 related to the restricted shares granted to the directors for the nine month ended September 30, 2014 and 2013 and a total compensation expense of $37,962 and $16,874 related to the restricted shares granted to the directors for the three months ended September 30, 2014, and 2013, respectively, based on the estimated grant-date fair values of the Company’s common stock of $2.98 on October 5, 2010, $3.28 on January 24, 2011, $2.41 on August 11, 2011 , $1.15 on November 26, 2012 and $2.05 on August 15, 2014.

Unregistered shares granted to consultant

On August 3, 2013, the Company entered into an investor relations agreement (the “Agreement”) under the Company’s Plans with a consultant. Pursuant to the terms of the Agreement, the Company would grant a total of 25,000 unregistered shares to the Company’s investor relations consultant for consulting services provided by the consultant during the period August 2013 to June 2014. The Company issued 15,000 shares on September 16, 2013 (vesting date) and issued another 10,000 unregistered shares on Jan 1, 2014. The Company recognized total compensation expense of $nil and $4,767 for the three months ended September 30, 2014 and 2013; and $23,746 and $4,767 for the nine months ended September 30, 2014 and 2013, based on the fair values of the Company’s common stock of US$1.05 on September 16, 2013 for the 15,000 shares issued and the fair value of the Company’s common stock of $2.58 on January 1, 2014 for the 10,000 shares issued. Pursuant to the terms of the Agreement, if during any three-month period, the Average Closing Price is $2.00 per share or greater, the Company shall issue 12,500 (twelve thousand five hundred) Incentive Shares to the consultant. During the first three-month period of 2014, the Average Closing Price is $2.84 per share. The Company then issued 12,500 shares to the consultant on April 2, 2014. The Company recognized total compensation expense of $29,625 and nil for the nine months ended September 30, 2014 and 2013, based on the fair values of the Company’s common stock of US$2.37 on April 2, 2014 for the 12,500 shares issued, and no compensation expense had been recognized for the three months ended September 30, 2014 and 2013.

On August 15, 2014, the Company and American Capital Ventures (the “Consultant”) entered into certain Investor Relations Agreement (the “2014 Agreement”). The Company retained the Consulting Services provided by the Consultant from August 15, 2014 to June 30, 2015. Pursuant to the terms of the 2014 Agreement, the Company has agreed to issue up to 60,000 shares of unregistered common stock to the consultant and its designee, among which 20,000 shares were earned and vested as of August 18, 2014. During the service period, the consultant is entitled to receive additional 15,000 unregistered shares of common stock if the average closing price of the common stock as reported on the Over-the Counter Bulletin Board or any other market on which the common stock is listed or quoted for trading on the date in question (the “Average Closing Price”) is at or above $3.00 but lower than $4.00. The consultant is entitled to receive further 25,000 unregistered shares of common stock if the Average Closing Price is $4.00 per share or greater and the company qualifies, files and is approved for a NASDAQ uplisting. The Company recognized total compensation expense of $39,000 for the three and nine months ended September 30, 2014 and no compensation expense had been recognized for the three and nine months ended September 30, 2013, based on the fair values of the Company’s common stock of US$1.95 on September 22, 2014 for the 20,000 shares issued.

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

Daqing Shuaiyi, Harbin Shuayi and Heilongjiang Shuaiyi are subject to an EIT rate of 25% for the nine months ended September 30, 2014 and year ended December 31, 2013. No provision for PRC taxes was made for Heilongjiang Shuaiyi which had no taxable income in the PRC.

Harbin Baixin has been subject to an EIT rate of 25% since its incorporation. No provision for PRC taxes was made as Harbin Baixin had no taxable income in the PRC.

No provision for other overseas taxes is made as none of Nutrastar, New Resources and Oriental Global has any taxable income in the U.S., British Virgin Islands or Hong Kong, respectively.

The Company’s income tax expense consisted of:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Current income tax – PRC	$2,124,781	$2, 066,105	$5,622,242	$5,465,974
Deferred	-	-	-	-

	$2,124,781	$2, 066,105	$5,622,242	$5,465,974

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Pre-tax income	$8,184,439	$7,846,550	$21,711,196	$20,623,912

U.S. federal corporate income tax rate	34%	34%	34%	34%
Income tax computed at U.S. federal corporate income tax rate	2,782,709	2,667,827	7,381,806	7,012,130
Reconciling items:
Loss not recognized as deferred tax assets	67,729	74,475	250,093	260,316
Change in fair value of warrants	-	-	-	(59)
Rate differential for PRC earnings	(750,521)	(723,087)	(2,005,836)	(1,916,684)
Non-deductible expenses and non-reportable income	24,580	46,890	(3,821)	110,271
Effective tax expense	$2,124,497	$2, 066,105	$5,622,242	$5,465,974

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13      INCOME TAXES (CONTINUED)

The Company had deferred tax assets as follows:

	September 30, 2014	December 31, 2013

Net operating losses carried forward	$1,995,421	$1,799,625
Less: Valuation allowance	(1,995,421)	(1,799,625)
Net deferred tax assets	$-	$-

As of September 30, 2014 and December 2013, Nutrastar had $5,868,886 and $5,293,016, respectively, of net operating loss carry forwards available to reduce future taxable income which will expire in various years through 2030. Management believes it is more-likely-than-not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of September 30, 2014 and December 2013, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three and nine months ended September 30, 2014 and 2013, and no provision for interest and penalties is deemed necessary as of September 30, 2014 and December 31, 2013.

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

NOTE 14      EARNINGS PER SHARE

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the two years presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Income available to common stockholders:
- Net income	$6,059,658	$5,780,445	$16,088,954	$15,157,938
Less: Preferred stock dividend	(42,671)	(58,355)	(130,920)	(170,601)
Income available to common stockholders (Basic)	$6,016,987	$5,722,090	$15,958,034	$14,987,337
Add: Preferred stock dividend	42,671	58,355	130,920	170,601
Income available to common shareholders (Diluted)	6,059,658	5,780,445	16,088,954	15,157,938
Weighted average number of shares:
- Basic	16,878,627	15,919,261	16,799,048	15,882,507
- Effect of dilutive preferred stock	777,760	1,130,100	815,901	1,130,100
- Effect of dilutive restricted stock units	1,485	10,758	20,586	5,515
- Effect of dilutive options	44,916	-	48,541	-
- Diluted	17,702,788	17,060,119	17,684,076	17,018,122
Net income per share
- Basic	$0.36	$0.36	$0.95	$0.94
- Diluted	$0.34	$0.34	$0.91	$0.89

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14      EARNINGS PER SHARE (CONTINUED)

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding to assume the issuance of all dilutive potential common shares upon conversion.

The diluted earnings per share calculation for the nine months ended September 30, 2014 did not include management options and contingent unregistered shares to purchase up to 112,500 shares and 40,000 shares of common stock, respectively, because their effect was anti-dilutive.

The diluted earnings per share calculation for the three months ended September 30, 2014 did not include management options and contingent unregistered shares to purchase up to 112,500 shares and 40,000 shares of common stock, respectively, because their effect was anti-dilutive.

NOTE 15      RELATED PARTY TRANSACTIONS

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:-

(a)	Due to related parties

	September 30, 2014	December 31, 2013

Due to Ms. Lianyun Han, Chairperson, CEO and President of the Company	$510,649	$265,223

The amount due to Ms. Han was non-interest bearing, unsecured and without a fixed repayment date. The balance was mainly for the payment of US $ denominated expences.

(b)	Lease of land

For the nine months ended September 30, 2014 and 2013, the Company paid rental expense of $44,067 and $43,625, respectively, for the land leased from Heilongjiang Shuaiyi Technology Development Co., Ltd. (“Shuaiyi Technology”). Shuaiyi Technology and the Company are under common control and management.

For the three months ended September 30, 2014 and 2013, the Company paid rental expense of $14,623 and $14,666 for the land leased from Shuaiyi Technology, respectively.

(c)	Acquisition of corporate headquarter premise

On April 15, 2011, Heilongjiang Shuaiyi entered into an asset transfer agreement (the “Transfer Agreement”) with Ms. Han. Pursuant to the Transfer Agreement, Heilongjiang Shuiayi acquired an office building located at 54-1 Ganshui Road, Xiangfang District, Harbin, with a construction area of 1854.1 square meters, from Ms. Han at a cash consideration of RMB12.75 million (approximately $1.95 million including other incidental costs),which was fully paid in April 2011. The purchase price was determined based on a real property valuation report issued by an independent appraisal firm, Harbin Guoxin Real Estate Appraisal and Consulting Co., Limited on November 11, 2010 and reflected approximately equal valuation which Ms. Han originally paid when she acquired such property for the Company. Management believes that based on the property valuation report issued by the independent appraisal firm, the terms of the purchase transaction and the consideration that the Company paid in connection with this transaction were comparable to the terms available and the amounts that would be paid in an arm’s-length transaction.

It is the current intention of the Company to move the Company headquarters to this office building in the foreseeable future.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16      CONCENTRATION RISK

a)	Concentration of credit risk

As of September 30, 2014 and December 31, 2013, approximately 99.3% and 99.8%, respectively of the Company’s cash including cash on hand and deposits in accounts are maintained with one financial institution within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover such bank deposits in the event of bank failure. However, the Company has not experienced any losses in this financial institution and monitors the soundness and the credit ratings of this financial institution on a periodic basis, thus believes it is currently not exposed to any material risks on its bank deposits in bank accounts with this financial institution.

For the three and nine months ended September 30, 2014 and 2013, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of September30, 2014 and December 31, 2013 also arose in the PRC.

The following individual customer accounted for 10% or more of the Group’s revenues for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Lai En Century Co. Ltd	24.8%	24.2%	26.8%	26.0%

Individual customer accounts receivable that represented 10% or more of total accounts receivable as of September 30, 2014 and as of December 31, 2013 were as follows:

	Percentage of accounts receivable as of
	September 30, 2014	December 31, 2013
Great Northern Wilderness Grain and Oil Warehouse Market	53.5%	30.0%
Shenzhen South Ocean Gift Trade Co., Ltd	17.3%	-
Dalian Exalts Trade Co., Ltd	15.0%	-
Shandong Jinan Qing Jie Company	14.2%	23.8%

For the three and nine months ended September 30, 2014 and 2013, all of the Company’s purchases arose in the PRC. In addition, all accounts payable as of September 30,2014 and December 31, 2013 also arose in the PRC.

The following suppliers accounted for 10% or more of the Group’s procurement for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Zhangjiagang NongNong Drinking and Food Ltd Co.Ltd	39.6%	38.1%	29.8%	26.2%
Heilongjiang Xianfeng Agricultural Materials Trading Co., Ltd	18.9%	23.1%	23.2%	25.4%
Harbin Reservation During The Oil Co., Ltd.	17.7%	22.1%	19.7%	21.8%

No individual supplier accounted for 10% or more of total accounts payable as of September 30, 2014 and as of December 31, 2013.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16      CONCENTRATION RISK (CONTINUED)

(b)	Concentration of operating risk

Substantially all of the Company’s operations and assets are conducted in and located inside China. The Company’s operations and assets are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company’s operations and assets are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

NOTE 17      COMMITMENTS AND CONTINGENCIES

(a)	Operating leases

The Company has entered into tenancy agreements for the leases of an exhibition hall and land with a third party and a related company, Shuaiyi Technology (see 15(b)), respectively, for the purposes of the operation of its VIEs. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of September 30, 2014 are as follows:

	Related Parties	Non-related	Total
		Parties

Remainder of fiscal year ending December 31, 2014	$14,689	10,589	25,278
Fiscal year ending December 31, 2015	58,757	10,971	69,728
Fiscal year ending December 31, 2016	58,757	-	58,757
Fiscal year ending December 31, 2017	58,757	-	58,757
Fiscal year ending December 31, 2018	58,757	-	58,757
Thereafter	699,472	-	699,472

Total	$949,189	$21,560	$970,749

During the nine months ended September 30, 2014 and 2013, rental expenses under operating leases amounted to $74,775 and $82,936, respectively.

During the three months ended September 30, 2014 and 2013, rental expenses under operating leases amounted to $25,212 and $29,945, respectively.

(b)	PRC employee costs

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

During the three and nine months ended September 30, 2014 and 2013, all of the Company’s operations were carried out in one geographical segment - China.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18      SEGMENT INFORMATION (CONTINUED)

The Company’s segment revenue and results for the nine months ended September 30, 2014 and 2013 are as follows:

	Nine Months Ended September 30, 2014
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$26,507,662	$2,827,151	$1,701,239	$-	$31,036,052

Segment income before income taxes	$20,922,323	$1,416,397	$170,710	$(798,234)	$21,711,196
Income before income taxes					$21,711,196

Segment assets	$132,691,382	$61,937	$1,480,294	$1,915,981	$136,149,594
Total assets					$136,149,594

Other segment information:
Depreciation and amortization	$1,030,070	4,170	1,390	77,788	1,113,418
Expenditure for segment assets	$-	$-	$-	$-	$-

	Nine Months Ended September 30, 2013
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$23,907,000	$4,681,127	$1,633,293	$-	$30,221,420

Segment income before income taxes	$18,532,932	$2,801,354	$92,400	$(802,774)	$20,623,912
Income before income taxes					20,623,912

Segment assets	$109,326,450	$63,371	$1,511,933	$2,031,240	$112,932,994
Total assets					$112,932,994

Other segment information:
Depreciation and amortization	$1,018,562	$4,123	$1,374	$77,261	$1,101,320
Expenditure for segment assets	$-	$-	$-	$-	$-

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18      SEGMENT INFORMATION (CONTINUED)

The Company’s segment revenue and results for the three months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30, 2014
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$9,755,483	$842,081	$567,245	$-	$11,164,809

Segment income before income taxes	$7,757,021	$590,498	$54,939	$(218,019)	$8,184,439
Income before income taxes					8,184,439

Segment assets	$132,691,382	$61,937	$1,480,294	$1,915,981	$136,149,594

Total assets					$136,149,594

Other segment information:
Depreciation and amortization	$342,641	$1,387	$-	$26,338	$370,366
Expenditure for segment assets	$-	$-	$-	$-	$-

	Three Months Ended September 30, 2013
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$9,028,155	$1,357,596	$550,199	$-	$10,935,950

Segment income before income taxes	$7,168,285	$882,252	$27,610	$(231,597)	$7,846,550
Income before income taxes					7,846,550

Segment assets	$109,326,450	$63,371	$1,511,933	$2,031,240	$112,932,994

Total assets					$112,932,994

Other segment information:
Depreciation and amortization	$342,426	$1,386	$5	$26,375	$370,192
Expenditure for segment assets	$-	$-	$-	$-	$-

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

Our primary product is Cordyceps Militaris, also known as Chinese Golden Grass. Cordyceps Militaris is a species of parasitic fungus that is typically found in Northeastern China. It is a precious ingredient in traditional Chinese medicine, as Cordyceps Militaris is widely believed in China to offer high medical and health benefits by nourishing the yin, boosting the yang, and invigorating the meridians of the lungs and kidneys. According to Georges Halpern's Healing Mushrooms, certain research has shown that Cordyceps Militaris may boost the immune system, and can be used as a supplement for combating certain effects of fatigue and aging, the occurrences of certain tumors, and combating arteriosclerosis and certain gastrointestinal disorders, as well as reducing blood pressure. In addition, Cordyceps Militaris has significantly high economic values and according to Halpern, wild Cordyceps Militaris can cost as much as $10,000 per kilogram. Due to the extremely sensitive growing conditions of Cordyceps Militaris, it is very difficult to grow the plant in a man-made environment. After several years of laboratory tests, we developed a technology to commercially grow and produce Cordyceps Militaris in 2006. Through Daqing Shuaiyi, we generated 87.4% and 82.6% of our revenues from Cordyceps Militaris for the third quarter of 2014 and 2013, respectively. We plan to continue to focus on Cordyceps Militaris related based consumer products, which is our fastest growing product line with the greatest market demand and a significantly higher profit margin.

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

Third Quarter Financial Performance Highlights

We continued to experience strong demand for our products during the third quarter of 2014, which resulted in continued growth in our revenues and net income for the quarter.

The following are some financial highlights for the third quarter of 2014:

  Net Revenue: Our net revenue was approximately $11.16 million for the third quarter of 2014, an increase of 2.1% from $10.94 million of the same quarter of last year.
  Gross Margin: Gross margin was 80.5% for the third quarter of 2014, as compared to 80.3% for the same period in 2013.
  Operating Profit: Operating profit was approximately $8.09 million for the third quarter of 2014, an increase of 4.4% from $7.75 million of the same period last year.
  Net Income: Net income was approximately $6.06 million for the third quarter of 2014, an increase of 4.9% from $5.78 million the same period of last year.
  Basic and fully diluted earnings per share were $0.36 and $0.34 for the third quarter of 2014.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following table sets forth the key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Three Months Ended September 30, 2014		Three Months Ended
			September 30, 2013
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues
Net revenue	$11,165	100%	$10,936	100%
Cost of goods sold	(2,173)	(19.5) %	(2,159)	(19.7) %
Gross profit	8,992	80.5%	8,777	80.3%
Selling expenses	(327)	(2.9) %	(436)	(4.0) %
General and administrative expenses	(575)	(5.1) %	(588)	(5.4) %
Income from operations	8,090	72.5%	7,752	70.9%
Other income and (expenses):
Interest income	103	0.9%	73	0.7%
Foreign exchange differences	(8)	(0.1) %	22	0.2%
Total other income	96	0.8%	95	0.9%
Income before income tax	8,185	73.3%	7,847	71.8%
Provision for income tax	(2,125)	(19.0) %	(2,066)	(18.9) %
Net income	$6,060	54.3%	$5,781	52.9%

Net Revenue. Net revenue increased approximately $0.23 million, or 2.1%, to approximately $11.16 million for the three months ended September 30, 2014, from approximately $10.94 million for the same period in 2013. This increase was mainly attributable to the continued increase in the quantity sold of our core product, Cordyceps Militaris, resulting in an increase in net revenue of $0.73 million, offset by a decrease in the quantity sold of our beverage products, resulting in a decrease in net revenue of approximately $0.52 million compared with the same period in 2013. To meet the change in market demand, we realigned the beverage product lines by suspending the 160ml beverage product since January 2014, increasing production and quantity sold of the 210ml and 310ml beverage products and introduced the powder solution product. Net revenue from the powder solution product is classified into the Cordyceps Militaris business segment category, thus causing the increase in net revenue for the Cordyceps Militaris business segment.

Business Segment Information

Our business operations can be categorized into three segments based on the type of products we produce and sell, specifically (i) Cordyceps Militaris, (ii) functional health beverages and (iii) organic and specialty food products. The following table illustrates the revenue from each of these three segments as well as the percentage change for the periods indicated:

Net Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended
	September 30,		Percent
	2014	2013	Change
Components of Net Revenue
Cordyceps Militaris	$9,756	$9,028	8.1%
Functional Health Beverages	842	1,358	(38.0%	)
Organic and Specialty Food Products	567	550	3.1%
Total revenues	$11,165	$10,936	2.1%

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

Cost of Goods Sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of goods sold increased by $0.01 million, or 0.6%, to approximately $2.17 million for the three months ended September 30, 2014 from approximately $2.16 million during the same period in 2013. This slight increase in cost of goods sold in dollar terms was commensurate with the increase in production costs associated with the increase in the quantity sold of Cordyceps Militaris. As a percentage of net revenue, the cost of goods sold decreased to 19.5% for the three months ended September 30, 2014 from 19.7% during the same period in 2013. The decrease in cost of goods sold as a percentage of revenue was mainly attributable to the increase in net revenue and the economies of scale commensurate with an increase in capacity and utilization which outpaced the increase in associated costs.

Gross Profit. Gross profit increased by approximately $0.22 million, or 2.5%, to approximately $8.99 million for the three months ended September 30, 2014 from approximately $8.78 million during the same period in 2013. Gross profit as a percentage of net revenue, or gross margin, was 80.5% for the three months ended September 30, 2014, an increase of 0.2% from 80.3% during the same period in 2013. Such percentage increase was mainly due to the increase in the sales of our core Cordyceps Militaris products in the product mix which have a higher gross margin as compared to our beverages and organic and specialty foods.

Selling Expenses. Our selling expenses include sales commissions, cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, and other sales related costs. Selling expenses decreased by approximately $0.11 million, or 25.0%, to approximately $0.33 million for the three months ended September 30, 2014 from approximately $0.44 million during the same period in 2013. The decrease in selling expenses in terms of dollars for the three months ended September 30, 2014 was mainly attributable to the decrease in selling and marketing expenses incurred relating to advertising activities, as well as the decrease in sales personnel’s fringe expenses, because we have already established and maintained a good trading relationship with our major customers. As a percentage of net revenue, selling expenses decreased to 2.9% for the three months ended September 30, 2014 from 4.0% for the same period in 2013, which was mainly due to the increase in net revenue combined with the decrease in selling expenses.

General and Administrative Expense. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, depreciation charge for fixed assets, and professional fees paid to third parties. General and administrative expenses decreased by approximately $0.01 million, or 2.2%, to approximately $0.58 million for the three months ended September 30, 2014 from approximately $0.59 million for the same period in 2013. The decrease in terms of dollars was mainly attributable to the slight decrease in consulting and administrative staff’s fringe expenses during the period. As a percentage of net revenue, general and administrative expenses were 5.1% for the three months ended September 30, 2014 as compared to 5.4% for the same period of 2013. The decrease of general and administrative expenses as a percentage of revenue was mainly attributable to the increase in net revenue combined with a slight decrease in general and administrative expenses.

Income Before Income Tax. Income before income tax increased by approximately $0.34 million, or 4.4%, to approximately $8.09 million during the three months ended September 30, 2014 from approximately $7.75 million during the same period in 2013. As a percentage of net revenue, income before income tax increased to 72.5% during the three months ended September 30, 2014 from 70.9% during the same period in 2013. The increase of income before income tax in dollar terms and as a percentage of net revenue is mainly attributable to the increase in gross profit of $0.22 million and the decrease of $0.12 million in selling, general and administrative expenses.

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

Each of the VIE entities, Heilongjiang Shuaiyi New Energy Development Co., Ltd. and Daqing Shuaiyi Biotech Co., Ltd. have been subject to an income tax rate of 25% since 2011.

Income tax increased by approximately $0.59 million to approximately $2.12 million for the three months ended September 30, 2014 from approximately $2.07 million for the same period in 2013. Income tax expense for the three months ended September 30, 2014 increased because of the increase in net revenue and taxable income.

Net Income. Net income increased by approximately $0.28 million, or 4.8% to approximately $6.06 million for the three months ended September 30, 2014 from approximately $5.78 million for the same period of 2013, as a result of the factors described above.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table sets forth the key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues
Net revenue	$31,036	100%	$30,221	100%
Cost of goods sold	(6,754)	(21.8) %	(6,663)	(22.0) %
Gross profit	24,282	78.2%	23,558	78.0%
Selling expenses	(1,053)	(3.4) %	(1,340)	(4.4) %
General and administrative expenses	(1,782)	(5.7) %	(1,878)	(6.2) %
Income from operations	21,447	69.1%	20,340	67.4%
Other income and (expenses):
Interest income	292	0.9%	236	0.8%
Foreign exchange differences	(28)	(0.1)%	48	0.1%
Total other income	264	0.9%	284	0.9%
Income before income tax	21,711	70.0%	20,624	68.3%
Provision for income tax	(5,622)	(18.1)%	(5,466)	(18.1)%
Net income	$16,089	51.8%	$15,158	50.2%

Net Revenue. Net revenue increased approximately $0.81 million, or 2.7%, to approximately $31.04 million for the nine months ended September 30, 2014, from approximately $30.22 million for the same period in 2013. This increase was mainly attributable to the increase in the quantity sold of our core product, Cordyceps Militaris, resulting in an increase in net revenue of $2.60 million, offset by a decrease in the quantity sold of  our beverage products, resulting in a decrease in net revenue of $1.85 million. We realigned our product offerings to meet changes in market demand by suspending the 160ml beverage product since January 2014, increasing production of the 210ml and 310ml beverage products and introduced the powder solution product. As part of the realignment, net revenue from the powder solution product is classified into the Cordyceps Militaris business segment category, thus causing the increase in net revenue for the Cordyceps Militaris business segment.

Business Segment Information

Our business operations can be categorized into three segments based on the type of products we produce and sell, specifically (i) Cordyceps Militaris, (ii) functional health beverages and (iii) organic and specialty food products. The following table illustrates the revenue from each of these three segments as well as the percentage change for the periods indicated:

Net Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended
	September 30,		Percent
	2014	2013	Change
Components of Net Revenue
Cordyceps Militaris	$26,508	$23,907	10.9%
Functional Health Beverages	2,827	4,681	(39.6%	)
Organic and Specialty Food Products	1,701	1,633	4.2%
Total revenues	$31,036	$30,221	2.7%

Cost of Goods Sold. Our cost of goods sold increased by $0.09 million, or 1.4%, to approximately $6.75 million for the nine months ended September 30, 2014 from approximately $6.66 million during the same period in 2013. This increase in dollar terms was commensurate with the increase in production costs associated with the increase in quantity sold of Cordyceps Militaris. As a percentage of net revenue, the cost of goods sold decreased to 21.8% for the nine months ended September 30, 2014 from 22.0% during the same period in 2013. Such decrease of cost of goods sold as a percentage of net revenue was mainly attributable to the economies of scale commensurate with an increase in capacity and utilization which outpaced the increase in associated costs.

Gross Profit. Our gross profit increased by approximately $0.72 million, or 3.1%, to approximately $24.28 million for the nine months ended September 30, 2014 from approximately $23.56 million during the same period in 2013. Gross profit as a percentage of net revenue, or gross margin, was 78.2% for the nine months ended September 30, 2014, an increase of 0.2% from 78.0% during the same period in 2013. Such percentage increase was mainly due to the increase in the sales of our core Cordyceps Militaris products in the product mix which have a higher gross margin as compared to our beverages and organic and specialty foods.

Selling Expenses. Selling expenses decreased by approximately $0.29 million, or 21.5%, to approximately $1.05 million for the nine months ended September 30, 2014 from approximately $1.34 million during the same period in 2013. The decrease in selling expenses in terms of dollars for the nine months ended September 30, 2014 was mainly attributable to the decrease in selling and marketing expenses incurred relating to advertising activities for the beverage products due to the realignment of the product offerings, as well as the decrease in sales personnel’s fringe expenses including the business entrainment expenses and business traveling expenses etc., as we have already established and maintained a good business relationship with our major customers. As a percentage of net revenue, selling expenses decreased to 3.4% for the nine months ended September 30, 2014 from 4.4% for the same period in 2013. The percentage decrease was mainly due to the increase in net revenue combined with the decrease in selling expenses.

General and Administrative Expense. General and administrative expenses decreased by $0.1 million, or 5.1%, to approximately $1.78 million for the nine months ended September 30, 2014 from approximately $1.88 million during the same period in 2013. The decrease in terms of dollars was mainly attributable to the decrease in consulting and administrative staff's fringe expenses during the nine months ended September 30, 2014 as compared to the same period of 2013.  As a percentage of net revenue, general and administrative expenses were 5.7% for the nine months ended September 30, 2014 as compared to 6.2% for the same period of 2013. The percentage decrease was mainly due to the increase in net revenue combined with the decrease in general and administrative expenses.

Income Before Income Tax. Income before income tax increased by approximately $1.09 million, or 5.3%, to approximately $21.71 million during the nine months ended September 30, 2014 from approximately $20.62 million during the same period in 2013. As a percentage of net revenue, income before income tax increased to70.0% during the nine months ended September 30, 2014 from 68.3% during the same period in 2013. The increase of income before income tax in dollar terms and as a percentage of net revenue is mainly attributable to the increase in gross profit of $0.72 million combined with a decrease in selling, general and administrative expenses of $0.38 million.

Income Taxes. Income tax increased by approximately $0.16 million to approximately $5.62 million for the nine months ended September 30, 2014 from approximately $5.47 million for the same period in 2013. Income tax expense for the nine months ended September 30, 2014 increased because of the increase in net revenue and taxable income.

Net Income. Net income increased by approximately $0.93 million, or 6.1% to approximately $16.09 million for the nine months ended September 30, 2014 from approximately $15.16 million for the same period of 2013, as a result of the factors described above.

Liquidity and Capital Resources

General

As of September 30, 2014, we had cash and cash equivalents of approximately $118.57 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$16,893	$15,815
Net cash provided by investing activities	-	-
Net cash provided by (used in) financing activities	30	(36)
Foreign currency translation adjustment	(952)	1,855
Net cash flow	$15,971	$17,634

Operating Activities

Net cash provided by operating activities was approximately $16.89 million for the nine month period ended September 30, 2014, which is an increase of approximately $1.08 million from approximately $15.82 million for the same period of 2013. The increase in the cash provided by operating activities was mainly attributable to:

a)  $0.93 million increase in net income for the nine months ended September 30, 2014 compared to the same period in 2013;

b) $0.24 million operating cash inflow through the advancement from related party for payments of US$ denominated expenses during the period;

c)  $0.32 million operating cash inflow through utilization of prepayments and collection from other receivables; and

d) $0.41 million cash outflow for other operating activities contribution.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

For the nine-month period ended September 30, 2014 and 2013, there was no net cash used in or provided by investing activities. After we completed the Cordyceps Militaris capacity expansion and scaled back the expansion plan relating to the organic and specialty food segment of the business, we did not incur expenses for the acquisition of property, plant or equipment during these periods.

Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2014 was approximately $30,000, an increase of approximately $66,000 from approximately $36,000 net cash used in financing activities for the same period of 2013. The increase in cash provided by financing activities was mainly attributable to cash advanced from a related party for general purpose for the nine-month period ended September 30, 2014. Also, we repaid approximately $36,000 to the related party last year while no repayment has been made in 2014.

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

Use of estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the periods ended September 30, 2014 and 2013 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	September 30, 2014	December 31, 2013
Balance sheet items, except for equity accounts	US$1=RMB6.1525	US$1=RMB6.0969

	Three months ended September 30,
	2014	2013
Items in the statements of income	US$1=RMB6.1568	US$1=RMB6.1678

	Nine months ended September 30,
	2014	2013
Items in the statements of income and cash flows	US$1=RMB6.1450	US$1=RMB6.2149

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

The Company believes that during the three and nine months ended September 30, 2014 and 2013, it operated in three business segments – growing and sales of Cordyceps Militaris, which is widely used for Chinese medicine, manufacturing and sale of functional health beverages featuring the Cordyceps Militaris as a core ingredient, and sales of organic and specialty products. The manufacturing and sale of Cordyceps Militaris functional health beverages was launched in the fourth quarter of 2010.

Throughout the three and nine months ended September 30, 2014 and 2013, all of the Company’s operations were carried out in one geographical segment - China.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lianyun Han and Mr. Robert Tick, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Lianyun Han and Mr. Robert Tick concluded that as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended September 30, 2014 that were not previously required to disclose in a current report on Form 8-K that was filed during that period.

On August 15, 2014, the Company entered into an investor relations agreement with a consultant in which the consultant would provide certain consulting services to the Company for a term of ten months. In exchange for the consulting services provided, the consultant should receive 20,000 unregistered shares, which were issued to the consultant and its designees during the fiscal quarter ended September 30, 2014. The issuance of the shares to the consultants was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for the offer and sale of securities not involving a public offering, Regulation D promulgated thereunder.

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

101

The following financial information from The Nutrastar International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income and Comprehensive

Income for the three months and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 13, 2014

NUTRASTAR INTERNATIONAL INC.

By: /s/ Lianyun Han
Lianyun Han
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Robert Tick
Robert Tick
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from The Nutrastar International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith.