Form 10-K
period 2014-12-31
Nutrastar International Inc.
filed 2015-03-30
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes [   ]      No [X]

As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $19.69 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 16,996,396 shares of the registrant’s common stock outstanding as of March 24, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NUTRASTAR INTERNATIONAL INC.

Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2014

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
  “U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States; and
  “VIE Entities” means our consolidated variable interest entities, including Heilongjiang Shuaiyi New Energy Development Co., Ltd. and its subsidiaries as depicted in our organizational chart on page 5 below.

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

Our primary product is Cordyceps Militaris related consumer products. Cordyceps Militaris is a species of parasitic fungus that is typically found in north-eastern China. It is a precious ingredient in traditional Chinese medicine and widely believed in China to offer high medical and health benefits by nourishing the yin, boosting the yang, and invigorating the meridians of the lungs and kidneys. According to Georges Halpern's Healing Mushrooms, certain research has shown that Cordyceps Militaris may boost the immune system, and can be used as a supplement for combating certain effects of fatigue and aging, the occurrences of certain tumors, and combating arteriosclerosis and certain gastrointestinal disorders, as well as reducing blood pressure. In addition, Cordyceps Militaris has significantly high economic values. According to Halpern, wild Cordyceps Militaris (a.k.a. Cordyceps Sinensis) can cost as much as $10,000 per kilogram. Due to the extremely sensitive growing conditions of Cordyceps Militaris, it is very difficult to grow the plant in a man-made environment. After several years of laboratory tests, we developed a technology to commercially grow and produce Cordyceps Militaris in 2006. We generated 85.5% and 77.7% of our revenues from Cordyceps Militaris for fiscal years 2014 and 2013, respectively. We believe that we own approximately 18% of the worldwide market share in the cultivated Cordyceps Militaris industry. We plan to continue to focus on Cordyceps Militaris based consumer products in the near future, which is our fastest growing product line with the greatest market demand and a significantly higher profit margin.

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

Our Industry

Widespread economic development in China has not only increased the disposable income of Chinese consumers, it has also lead to an increase in consumer awareness of the risks of dietary imbalances, environment issues and the importance of maintaining appropriate levels of vitamins and minerals in the human body. According to the National Bureau of Statistics, China’s urban population was approximately 690 million at the end of year 2012 with more than 300 million considered to be in the middle class. The study by the Institute of Urban and Environmental Studies of Chinese Academy of Social Sciences anticipates that China’s urban population will rise to 976 million by 2030. Along with a growing middle class, all of these facts have rapidly increased Chinese consumers’ demand for nutraceutical products. In the 2012 Blue paper on the dietary supplement industry published by the China Health Care Association, which is the prominent government-appointed association to oversee the industry and is an association affiliated with China's Ministry of Health, it is estimated that the Chinese dietary supplements industry, representing products that were officially registered with China’s State Food and Drug Administration (SFDA) or commonly referred to in as a “blue hat” is worth approximately $15.8 billion. We believe that the next era of nutrition will focus on naturally occurring properties provided from plants, fruits, and vegetables, which support good health.

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

International markets for Cordyceps Militaris are mainly in the Hong Kong, Japan, South Korea, Southeast Asia, and North America. The European and Australian markets are also emerging. According to Market Survey of Cordyceps Militaris 2014, published by Qianinfo Consulting in 2014, the estimated market demand for Cordyceps Militaris will reach over 1,556 tons a year by year 2016 with current Cordyceps Militaris manufacturers in China having an aggregate production capacity of only 550 tons a year, there is a big gap between supply and demand and therefore a great potential for our Cordyceps Militaris market.

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

  Leading market position and significantly high margin. We believe we have established ourselves as a dominant player in China’s Cordyceps Militaris industry. Based on the Market Survey of Cordyceps Militaris 2014, published by Qianinfo Consulting, we believe that we currently own approximately 18% of the production in the world market of Cordyceps Militaris. By successfully commercializing our Cordyceps Militaris planting technology, we believe that we have achieved economies of scale and accordingly significantly high margin that no other material competitor can match in the near future.

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

  Introducing new products. We constantly evaluate our products and seek to adapt to changing market conditions by updating our products to reflect new trends in consumer preferences. We endeavor to expand our market presence by introducing additional competitive nutraceutical products to our product offerings. Our new products being introduce to the market include Cordyceps Militaris based alcoholic products and instant soluble powder oral liquids.

  Increase production capacity. Our existing production lines of Cordyceps Militaris have been running at close to full capacity while the market demand for our existing products continues to increase. In order to meet the raw material needs of our products and expand sales of small packages and beverages of our Cordyceps Militaris products, we added 10 plants to our production line, which have been substantially completed as of December 2013 and operations commenced in 2013. Annual production capacity of Cordyceps Militaris was increased to approximately 100 tons in 2013, up from 87 tons in 2012. We may convert more buildings into biotechnologically controlled cultivation plants to grow and process Cordyceps Militaris in the future.

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

  International Expansion. Currently all of our sales are domiciled in China and we have created economies of scale by investing and building capacity in recent years. Our next strategy within our initiative is to expand growth through exploring opportunities beyond our current domestic market by targeting expansion into new international markets. We believe there are various opportunities in North America, where there is large demand for nutraceutical products, and in other Asia countries where there is increasing demand for such products. We’re currently in the process of prototyping new formats that may expand Nutrastar’s reach into these select international markets. Our target plan of an international expansion strategy evaluation will include selection of primary focus markets, determination of target customer and channel strategy, resource allocation, product offerings, brand positioning, and creation of an operating model. We believe a thorough and successful market penetration strategy ensures the most suitable and efficient use of our corporate resources and helps us to increase our success.

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

Our present production capacity of Cordyceps Militaris is approximately 100 tons annually. We generated 85.5% and 77.7% of our revenues from Cordyceps Militaris for the years ended December 31, 2014 and 2013, respectively. We believe that we own approximately 18% of the worldwide market share in the entire cultivated Cordyceps Militaris industry. We plan to continue to focus on Cordyceps Militaris, which is our fastest growing product with the greatest market demand and a significantly higher profit margin. To achieve this end, we completed the additional production facilities to produce Cordyceps Militaris in 2013 and may expand our production capacity to meet increase demand in the future.

Organic and Specialty Food

Growth in domestic demand for organic products has been driven by rising incomes in China. Through Harbin Shuaiyi, we act as either a sales agent or a distributor to market and sell organic and specialty food products supplied by third-party producers. These products mainly include Northeast Peculiar Rice. Northeast Peculiar Rice is grown in accordance with organic product standards established by the Chinese Ministry of Agriculture. To qualify as “organic,” food must be produced in an environment which relies upon natural resources, without the use of conventional pesticides or artificial fertilizers, in an appropriate ecological environment, and must undergo a series of scientific and technological quality control processes. Our Northeast Peculiar Rice is rich in protein, fiber fats, amino acids and calcium, iron, zinc, selenium and other elements and vitamins. After years of development, we believe we have become the largest wholesale distributor of organic and specialty food in Heilongjiang Province, China. We plan to increase our focus in our organic and specialty food products business, including efforts to become a producer and increasing our distribution capabilities in the future.

Functional Health Beverages

Through development by our Research and Development team, we introduced the functional beverages featuring the Cordyceps Militaris as a core ingredient in 2010. The beverage products were developed with the health benefits of enhancing immunity, reducing fatigue, enhancing circulations, among other benefits derived from our Cordyceps Militaris. These products became available in select areas in Jiangsu and Anhui Province and Harbin City in 2013. We generated 9.2% and 17.2% of our revenues from our functional health beverages for the years ended December 31, 2014 and 2013, respectively. We plan to continue our marketing efforts to target mass consumer markets by increasing our distribution channels in the future.

New products under development

We plan to further diversify our Cordyceps Militaris based product mix to cater to different customer tastes and preferences. Currently, we have the following product under development.

  Cordyceps based tablets and capsules. As an extension of our different Cordyceps based products, we endeavor to expand our market presence by developing additional competitive nutraceutical products to our product offerings. Our new products under development include Cordyceps Militaris based tablets and capsules.

Marketing and Sales

Currently, we have 149 experienced sales and marketing personnel who are responsible for direct sales activities, market research, promotion and advertisement. We strengthen our market presence by employing various types of marketing strategies. We participate in trade shows and offer seminars and lectures to local communities regarding the health benefits of our products. These activities help promote our reputation and name recognition in the industry.

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

The following table lists major suppliers accounted for 10% or more of our raw materials in 2014:

(All amounts in thousands of US dollars):

		Purchasing Value
Rank	Company Name	in 2014	Location
1	Harbin Zijiang Packing Co. Ltd.	$2,466	Harbin
2	Zhangjiagang Nong Nong Drinking and Food Co. Ltd.	$2,104	Zhangjiagang
3	Harbin Reservation During The Oil Co. Ltd.	$1,852	Harbin

Our Major Customers

The following table provides information on our major client accounted for 10% or more of our revenue in fiscal year 2014:

(All amounts in thousands of US dollars):

				Percentage
				of
Rank	Name	Description of Client	Sales	Total Sales
1	Lai En Century Co. Ltd.	Trading Company in China	$11,089	26%

Our Competition

Most of our competitors for sales of Cordyceps Militaris products are small-sized local producers and generally have a much lower production capacity. Compared to these competitors, we believe we have a much higher production capacity and more advanced growing and production technology. Our major competitors in China include Liaoning Limin Cordyceps Co. Ltd., Hebei Cangzhou Cordyceps Co. Ltd., Henan Huazhong Biotech Co. Ltd., Anshan Huayu Biotech Co. Ltd., Dalian Lanshi Cordyceps Biotech Co. Ltd., Beijing Jingdu Cordyceps Biotech Co. Ltd., Ningqiang Likangfuxi Biotech Co. Ltd., Shenyang Juxin Cordyceps Co. Ltd. and Shangdong Rui Zhi Biotech Co., Ltd.

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

As described below, on April 10, 2006, we spent RMB 30 million (approximately $4.4 million) in acquiring the technologies of Cordyceps Militaris cultivation from Mr. Runjiao Wang. In 2014 and 2013, our research and development expenses were $159,229 and $173,881, respectively.

Intellectual Property

We currently have applied for the following patents. We have been notified that additional information is needed in order to determine its eligibility and are subject to further review procedures. The Company intend to provide such additional information requested in year 2015:

		Patent No. /	Expiration
Patent Name	Patent type	Application No.	Date	Status
Technology of Using Plastic Ware to Cultivate Cordyceps Militaris	Invention	200810064305.3	N/A	Pending
Formulation of Cordyceps Militaris and Green Bean Paste Beverage	Invention	200810064387.1	N/A	Pending
Formulation of Cordyceps Militaris and Corn Beverage	Invention	200810064389.0	N/A	Pending
Formulation of Cordyceps Militaris and Millet Beverage	Invention	200810064390.3	N/A	Pending
Formulation of Cordyceps Militaris and Red Bean Paste Beverage	Invention	200810064388.6	N/A	Pending
Formulation of Golden Grass wine	Invention	201010228010.2	N/A	Pending
Formulation of Golden Grass oral liquids	Invention	201010228002.8	N/A	Pending

On April 10, 2006, Daqing Shuaiyi entered into an exclusive licensing agreement with Mr. Runjiao Wang, pursuant to which Mr. Wang agreed to grant Daqing Shuaiyi an exclusive right to use the cultivation technology of Cordyceps Militaries that Mr. Wang developed. According to this licensing agreement, Daqing Shuaiyi is allowed to use this technology exclusively in China for ten years beginning on April 10, 2006. In consideration of the rights granted to Daqing Shuaiyi under this licensing agreement, Daqing Shuaiyi agreed to pay Mr. Wang a licensing fee in an amount of RMB 30 million (approximately $4.4 million). In addition, Daqing Shuaiyi has the right of first refusal with respect to the cultivation technology when the licensing agreement expires and thus may be continually renewed thereafter. We currently intend to negotiate with Mr. Wang to renew the licensing agreement when it expires in April 2016.

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

We are also subject to the PRC’s foreign currency regulations. The PRC government has controlled RMB reserves primarily through direct regulation of the conversion of RMB into other foreign currencies. Although foreign currencies, which are required for “current account” transactions, can be bought freely at authorized PRC banks, the proper procedural and approval requirements prescribed by PRC law must be met. At the same time, PRC companies are also required to sell their foreign exchange earnings to authorized PRC banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the PRC government.

Our Employees

As of December 31, 2014, we employed a total of 336 full-time employees. The following table sets forth the number of our employees by function.

Function	Number of Employees
Capital Department	5
Sales Department	149
Production Department	123
R&D Department	21
Finance Department	13
Administrative Office	25
TOTAL	336

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

RISKS RELATED TO OUR BUSINESS

Our current business is significantly based on a single product, Cordyceps Militaris, which currently accounts for approximately 86 percent of our revenues, and we may not be able to generate significant revenue if this product fails.

Approximately 86% of our sales for the year ended December 31, 2014 come from a single product, Cordyceps Militaris, and our business may suffer a material adverse impact if this product fails. If we experience difficulties or obstacles in the manufacture and sale of Cordyceps Militaris, we may not be able to generate significant revenues, our business may fail and you would lose all or part of your investment in our company.

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

Our client base is highly concentrated. For the years ended December 31, 2014 and 2013, our five largest clients by revenue represented approximately 47.0% and 44.4%, respectively, of our total revenue, with one client, Lai En Century Co. Ltd., representing approximately 26% and 24%, respectively, of our total revenue in year 2014 and 2013. We expect that a relatively small number of clients will continue to account for a significant portion of our revenue for the foreseeable future. The loss of one or more of our clients, including the loss of any of our larger clients, whether through acquisitions, consolidations, bankruptcies or otherwise, or the failure to retain a significant amount of business from our clients, could harm our business, results of operations and financial condition.

We may not be able to manage our expansion of operations effectively.

We are in the process of expanding our business in order to meet the increasing demand for our products, as well as capture new market opportunities. As we continue to grow, we must continue to improve our operational and financial systems, procedures and controls, increase manufacturing capacity and output, and expand, train and manage our growing employee base. In order to fund our on-going operations and our future growth, we need to have sufficient internal sources of liquidity or access to additional financing from external sources. Furthermore, our management will be required to maintain and strengthen our relationships with our customers, suppliers and other third parties. As a result, our continued expansion has placed, and will continue to place, significant strains on our management personnel, systems and resources. We also will need to further strengthen our internal control and compliance functions to ensure that we will be able to comply with our legal and contractual obligations and minimize our operational and compliance risks. Our current and planned operations, personnel, systems, internal procedures and controls may not be adequate to support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

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

Our success depends on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and product preferences. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, achieve a favorable mix of products, and refine our approach as to how and where we market and sell our products. Through development by our Research and Development team, we introduced the functional beverages featuring the Cordyceps Militaris as a core ingredient in 2010. The beverage products were available in select areas in Jiangsu Providence and Anhui Province and Harbin City in 2013. We generated 9.2% of our revenues from our functional health beverages in 2014. Starting from 2012 till now, we have been targeting mass consumer markets by introducing additional varieties of specialty beverage products with the health benefits of enhancing immunity, reducing fatigue, enhancing circulation, among other benefits derived from our Cordyceps Militaris. While we have devoted and will continue to devote considerable effort and resources to shape, analyze and respond to consumer preferences by developing new products, consumer spending patterns and preferences cannot be predicted with certainty and can change rapidly. Our failure to adapt our product offering to respond to such changes may result in reduced demand and lower prices for our products, resulting in a material adverse effect on our sales volumes, sales and profits.

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

Our business has grown and evolved rapidly in recent years as demonstrated by our growth in net income for the fiscal year ended December 31, 2014 to $22.7 million, from $3.7 million for the fiscal year ended December 31, 2008. We may not be able to achieve similar growth in future periods, and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Moreover, our ability to achieve satisfactory production results at higher volumes is unproven. Therefore, you should not rely on our past results or our historical rate of growth as an indication of our future performance.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. Under current law, we are subject to this requirement beginning with our annual report for the fiscal year ended December 31, 2007. A report of our management is included under Item 9A of this report, in which our management concluded that our internal controls over our financial reporting were effective for the year ended December 31, 2014. However, in the future, our management may conclude that our internal controls over our financial reporting are not effective due to the identification of one or more material weaknesses. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

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

Our operations are solely located in the Peoples’ Republic of China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the PRC authorities. Our auditors are located in Hong Kong, a special administrator region of China, a jurisdiction where the PCAOB is currently unable to conduct full inspections without the approval of the Chinese authorities. In May 2013, the PCAOB announced that it had entered into a Memorandum of Understanding on Enforcement Cooperation with the China Securities Regulatory Commission (”CSRC”) and the PRC Ministry of Finance, which establishes a cooperative framework between the parties for the production and exchange of audit documents relevant to investigations undertaken by the PCAOB, the CSRC or the PRC Ministry of Finance in the United States and the PRC, respectively. The PCAOB continues to be in discussions with the CSRC and the PRC Ministry of Finance to permit joint inspections in the PRC of audit firms that are registered with the PCAOB and audit Chinese companies that trade on U.S. exchanges.

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

Administrative proceedings instituted by the SEC against five PRC-based accounting firms could result in adverse impact on our business and price of our stock.

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

In February 2015, four China-based accounting firms “big four” each agreed to censure and to pay a fine to the SEC to settle the dispute and avoid suspension of their ability to practice before the SEC and audit U.S. listed companies. The settlement required the firms to follow detailed procedures and to seek to provide the SEC with access to Chinese firm’s audit documents via the CSRC. If future document productions fail to meet specified criteria, the SEC retains authority to impose a variety of additional remedial measures, e.g. imposing penalties such as suspensions, restarting the administrative proceedings etc., on the firms depending on the nature of the failure.

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

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in the economic and political policies of the PRC government could have a material and adverse effect on our business and operations.

We conduct substantially all our business operations in China. Accordingly, our results of operations, financial condition and prospects are significantly dependent on economic and political developments in China. China’s economy differs from the economies of developed countries in many aspects, including the level of development, growth rate and degree of government control over foreign exchange and allocation of resources. While China’s economy has experienced significant growth in the past 30 years, the growth has been uneven across different regions and periods and among various economic sectors in China. We cannot assure you that China’s economy will continue to grow, or that if there is growth, such growth will be steady and uniform, or that if there is a slowdown, such slowdown will not have a negative effect on its business and results of operations.

The PRC government exercises significant control over China’s economic growth through the allocation of resources, control over payment of foreign currency-denominated obligations, implementation of monetary policy, and preferential treatment of particular industries or companies. Certain measures adopted by the PRC government may restrict loans to certain industries, such as changes in the statutory deposit reserve ratio and lending guidelines for commercial banks by the People’s Bank of China, or PBOC. These current and future government actions could materially affect our liquidity, access to capital, and ability to operate our business.

The global financial markets experienced significant disruptions in 2008 and the United States, Europe and other economies went into recession. Since 2012, growth of the Chinese economy has slowed down. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall PRC economy but may also have a negative effect on us. Our financial condition and results of operation could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. In addition, any stimulus measures designed to boost the Chinese economy, may contribute to higher inflation, which could adversely affect our results of operations and financial condition.

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

All our sales revenue and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the “current account,” which may include dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC subsidiaries and VIE Entities may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

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

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident beneficial owners or our company to liabilities or penalties, limit our ability to contribute capital to our PRC entities, limit the ability of our PRC entities to increase their registered capital or distribute profits to us, or otherwise materially and adversely affect us.

On July 14, 2014, the SAFE issued the Circular Relating to Foreign Exchange Administration of Offshore Investment, Financing and Roundtrip Investment by Domestic Residents Through Special Purpose Vehicles, or Circular 37. Circular 37 repeals and replaces the Notice Concerning Foreign Exchange Controls on Domestic Residents’ Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or Circular 75. Under Circular 37, PRC residents are required to register with the SAFE or its local branches prior to establishing, or acquiring control of, an offshore company for the purpose of investment or financing that offshore company with equity interests in, or assets of, a PRC enterprise or with offshore equity interest or assets legally held by such PRC resident. In addition, PRC residents are required to amend their registrations with the SAFE and its local branches to reflect any material changes with respect to such PRC resident’s investment in such offshore company, including changes to basic information of such PRC resident, increase or decrease in capital, share transfer or share swap, merger or division. In the event that a PRC shareholder fails to make the required registration or update the previously filed registration, the PRC subsidiaries of that offshore special purpose vehicle may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company, and the offshore parent company may also be prohibited from contributing additional capital into its PRC subsidiaries. Furthermore, failure to comply with the various foreign exchange registration requirements described above could result in liability under the PRC laws for evasion of applicable foreign exchange restrictions.

We have requested our relevant shareholders who are subject to the SAFE regulations to make the necessary registrations under the SAFE regulations. However, we may not be fully informed of the identities of the beneficial owners of our company. We do not have control over our beneficial owners and cannot assure you that all of our PRC resident beneficial owners will comply with SAFE regulations. The failure of our beneficial owners who are PRC residents to comply with these SAFE registrations may subject such beneficial owners or our PRC entities to fines and legal sanctions. Furthermore, since Circular 37 was recently promulgated and it is unclear how this regulation, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant PRC government authorities, we cannot predict how these regulations will affect our business operations or future strategy. Failure to register or comply with relevant requirements may also limit our ability to contribute additional capital to our PRC entities and limit our PRC entities’ ability to distribute dividends to our company. These risks may have a material adverse effect on our business, financial condition and results of operations.

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

Heightened scrutiny of acquisition transactions by PRC tax authorities may have a negative impact on Chinese company’s business operations and its acquisition strategy.

Pursuant to the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or SAT Circular 698, effective on January 1, 2008, and the Announcement on Several Issues Related to Enterprise Income Tax for Indirect Asset Transfer by Non-PRC Resident Enterprises , or SAT Announcement 7, effective on February 3, 2015, issued by the SAT, if a non-resident enterprise transfers the equity interests of or similar rights or interests in overseas companies which directly or indirectly own PRC taxable assets through an arrangement without a reasonable commercial purpose, but rather to avoid PRC corporate income tax, the transaction will be re-characterized and treated as a direct transfer of PRC taxable assets subject to PRC corporate income tax. SAT Announcement 7 specifies certain factors that should be considered in determining whether an indirect transfer has a reasonable commercial purpose. However, as SAT Announcement 7 is newly issued, there is uncertainty as to the application of SAT Announcement 7 and the interpretation of the term “reasonable commercial purpose.”

Under SAT Announcement 7, the entity which has the obligation to pay the consideration for the transfer to the transferring shareholders has the obligation to withhold any PRC corporate income tax that is due. If the transferring shareholders do not pay corporate income tax that is due for a transfer and the entity which has the obligation to pay the consideration does not withhold the tax due, the PRC tax authorities may impose a penalty on the entity that so fails to withhold, which may be relieved or exempted from the withholding obligation and any resulting penalty under certain circumstances if it reports such transfer to the PRC tax authorities.

Although SAT Announcement 7 is generally effective as of February 3, 2015, it also applies to cases where the PRC tax treatment of a transaction that took place prior to its effectiveness has not yet been finally settled. As a result, SAT Announcement 7 could be determined by PRC tax authorities to be applicable to the historical reorganization, and it is possible that these transactions could be determined by PRC tax authorities to lack a reasonable commercial purpose. As a result, the transfer of shares by certain shareholders to other parties could be subject to corporate income tax of up to 10% on capital gains generated from such transfers, and PRC tax authorities could impose tax obligations on the transferring shareholders. If the transferring shareholders do not pay such obligations, PRC tax authorities could also impose penalty to the entity that fails to withhold such tax.

SAT Announcement 7 and its interpretation by relevant PRC authorities clarify that an exemption provided by SAT Circular 698 for transfers of shares in a publicly-traded entity that is listed overseas is available if the purchase of the shares and the sale of the shares both take place in open-market transactions. However, if a shareholder of an entity that is listed overseas purchases shares in the open market and sells them in a private transaction, or vice-versa, PRC tax authorities might deem such a transfer to be subject to SAT Circular 698 and SAT Announcement 7, which could subject such shareholder to additional reporting obligations or tax burdens. Accordingly, if a holder of company’s common stock purchases such common stock in the open market and sells them in a private transaction, or vice-versa, and fails to comply with SAT Circular 698 or SAT Announcement 7, the PRC tax authorities may take actions, including requesting to provide assistance for their investigation or impose a penalty on it, which could have a negative impact on the company’s business operations.

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

The conversion of preferred stock we issued in our previous private placements may result in dilution to the holders of our common stock and cause the price of our common stock to decline.

Dilution of the per share value of our common stock could result from the conversion of our outstanding Series A Preferred Stock issued to the investors in our previous private placement transactions. As of March 24, 2015, there were 74,276 shares of our Series A Preferred Stock outstanding, which may be converted into our common stock at the option of the holders of the Series A Preferred Stock in whole or in part at any time at an initial conversion ratio of 1-for-10. When the conversion price of the Series A Preferred Stock is less than the trading price of our common stock, the conversion of Series A Preferred Stock would have a dilutive effect on our shareholders. The possibility of the issuance of shares of our common stock upon the conversion of Series A Preferred Stock could cause the trading price of our common stock to decline as well.

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

We currently have one main operating production line and twenty supplemental production lines of Cordyceps Militaris with an aggregate processing capacity of approximately 100 tons annually.

Harbin Shuaiyi entered into a premise lease agreement with a PRC individual, Liye Qian, on December 28, 2005, pursuant to which Harbin Shuaiyi leased the premise located at 2nd Floor, 2nd Building, No. 41 Xiangdian Street, Xiangfang District, Harbin with an area of 2,400 square meters. The lease term is from January 1, 2006 to December 31, 2010. Harbin Shuaiyi used the facility as an exhibit center for our more than 800 green foods. We paid a monthly rent of RMB 13,000 approximately $1,625) for using this facility. On October 1, 2010, as Harbin Shuaiyi’s legal representative, Xinjun Li entered into a lease agreement with Qingling Zhang, pursuant to which, Harbin Shuaiyi leased the premise located at No. 8, F Suite, Yueshan International Building, Harbin Development Zone with an area of 262.11 square meters. The lease term was from October 1, 2010 to October 1, 2013. We use the facility as an exhibit center for our organic and specialty food products. We paid an annual rent of RMB 240,000 (approximately $38,100) for the first year and such rent increases by 10% annually thereafter. As a result of this new lease agreement, we terminated our lease agreement with Liye Qian. On December 3, 2013, Harbin Shuaiyi entered into a lease agreement with a PRC individual, Shen Xiao Hui, pursuant to which Harbin Shuaiyi leased the premise located at 2-4 Wen Hua Street, Nangang District, Harbin, with an area of 89 square meters. The lease term is from January 1 to December 31, 2014. Total rent for the lease is RMB 50,000. Harbin Shuaiyi had paid the full amount of the rent in advance in accordance with terms of the lease agreement. On August 8, 2014, Harbin Shuaiyi entered into a lease agreement with a PRC individual, Shenjie Wang, pursuant to which Harbin Shuaiyi leased the premise located at No. 272, Hongqi Street, Nangang District, Harbin, with an area of 140 square meters. The lease term is from August 10, 2014 to August 10, 2015. Total rent for the lease is RMB 100,000. Harbin Shuaiyi had paid the full amount of the rent in advance in accordance with terms of the lease agreement.

On April 15, 2011, Heilongjiang Shuaiyi entered into an asset transfer agreement or the Transfer Agreement with Ms. Han. Pursuant to the Transfer Agreement, Heilongjiang Shuiayi acquired an office building located at 54-1 Ganshui Road, Xiangfang District, Harbin, with a construction area of 1,854.1 square meters, from Ms. Han at a cash consideration of RMB 12.75 million (approximately $1.95 million including other incidental costs), which was fully paid in April 2011. The purchase price was determined based on a real property valuation report issued by an independent appraisal firm, Harbin Guoxin Real Estate Appraisal and Consulting Co., Limited on November 11, 2010 and reflected approximately equal valuation which Ms. Han originally paid when she acquired such property for the Company. Management believes the terms of the purchase transaction and the consideration that the Company paid in connection with this transaction were comparable to the terms available and the amounts that would be paid in an arm’s-length transaction. The Company intended to move the corporate headquarters in China to this new office building in 2012, however, due to changes in market conditions, this plan has been delayed. As a result, the Company decided to rent out 2 floors of the currently unoccupied building to an unrelated tenant at an annual rent of RMB 200,000 (approximately $32,700). The tenant is responsible for all the leasehold improvements. It is the intent of the Company to move the corporate headquarters in China to this new office building when the market condition allows in the future.

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

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2014
1st Quarter	$3.45	$1.85
2nd Quarter	2.51	1.85
3rd Quarter	2.28	1.92
4th Quarter	1.95	1.50

Year Ended December 31, 2013
1st Quarter	$1.50	$0.72
2nd Quarter	1.05	0.85
3rd Quarter	1.20	0.81
4th Quarter	2.25	1.00

(1) The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 24, 2015, there were approximately 270 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2014 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2014 fiscal year.

Purchases of Equity Securities

The Company did not repurchase any equity securities during the fiscal year ended December 31, 2014.

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

Our primary product is commercially cultivated Cordyceps Militaris, which is developed from wild strains of Cordyceps Militaris. We sell our products through an extensive nationwide sales and distribution network covering ten provinces and ten cities in China. Our Cordyceps Militaris products are grown and processed by Daqing Shuiayi, and are mainly sold to pharmaceutical companies which are further processed into drugs and nutraceutical products or sold directly to consumers in the form of raw material or incorporated into our beverage products. We generated 85.5% and 77.7% of our revenues from Cordyceps Militaris for fiscal years 2014 and 2013, respectively. We believe that we own approximately 18% of the market share in the entire cultivated Cordyceps Militaris industry in China.

We also sell organic and specialty food products through our VIE Entity, Harbin Shuaiyi, which was formed in 2001. After years of development, we believe that we have become the largest wholesale distributor of organic and specialty food in Heilongjiang Province, China.

We introduced the Cordyceps functional health beverages in the fourth quarter of 2010. The non-carbonized beverage products were developed internally and contain the Cordyceps Militaris as a key ingredient. The products are currently being marketed directly to consumers in select cities in Jiangsu and Anhui Province through various distribution channels. We generated 9.2% and 17.2% of our revenues from Cordyceps functional health beverages for fiscal years 2014 and 2013, respectively. The functional health beverages are in the initial commercialization cycle in the Chinese consumer market.

Our sales revenue was approximately $43.33 million in the fiscal year ended December 31, 2014 compared to approximately $43.35 million in year 2013. Our gross margin for 2014 was 78.5%, as compared to 77.8% for 2013.

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

  Aging Population: The average age of the Chinese population is increasing. According to United Nations, Department of Economic and Social Affairs, World Population Prospects: 2012 Revision, (published in June 2013), China’s population is projected to increase from approximately 1.360 billion in 2010 to 1.385 billion in 2050, of which the percentage of elderly persons (those 65 years or older) in China is projected to increase from approximately 8.3% in year 2010 to approximately 23.9% in year 2050, a total of 331 million people. We believe that these consumers are significantly more likely to use health supplements than younger persons and have higher levels of disposable income to pursue healthy lifestyles.

  Rising Healthcare Costs and Use of Preventive Measures: Out of pocket healthcare related costs have increased substantially in China. According to the data from the 2011 report by the China National Health Development Research Center, spending on out-of-pocket health expenditures as a share of total health spending in China increased to 35.5% in 2010. To reduce medical costs and avoid the complexities of dealing with the healthcare system, and given increasing incidence of medical problems and concern over the use and effects of prescription drugs, many consumers take preventive measures, including alternative medicines and nutritional supplements.

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

PRC

In 2007, the PRC government promulgated the New EIT Law, and the relevant implementation rules, which became effective on January 1, 2008. Under the New EIT Law and its implementation rules, all domestic and foreign investment companies will be subject to a uniform enterprise income tax at the rate of 25%. As a result, our PRC subsidiaries and VIE Entities are subject to enterprise income tax at the rates of 25% in 2014 and 2013.

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

In 2014, our sales revenue from our Cordyceps Militaris was approximately $37.05 million, sales revenue from our organic and specialty food products was approximately $2.27 million and sales revenue from our functional health beverages was $4.00 million.

We expect that majority of our revenue for 2015 will still come from our Cordyceps Militaris products, with an increase in the percentage of revenue coming from the functional health beverages as we expand our distribution channels. We also expect that sales and marketing related costs associated with branding and advertising of the functional health beverages may increase as a percentage of revenue.

Additional information regarding our products can be found at Note 18 in our audited consolidated financial statements contained elsewhere in this annual report.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

(All amounts, other than percentage, in thousands of US dollars)

	Year Ended December 31, 2014			Year Ended December 31, 2013
		As a			As a
	In	Percentage of		In	Percentage
	Thousands	Revenue		Thousands	of Revenue
Net revenue	$43,328	100%		$43,349	100%
Cost of goods sold	(9,316)	(21.5%	)	(9,633)	(22.2%	)
Gross profit	34,012	78.5%		33,716	77.8%
Selling expenses	(1,467)	(3.4%	)	(1,848)	(4.3%	)
General and administrative expenses	(2,377)	(5.5%	)	(3,216)	(7.4%	)
Gain on re-measurement of accrued staff fringe and social benefits	-	-%		934	2.1%
Income from operations	30,168	69.6%		29,586	68.2%
Other income
Interest income	400	0.9%		324	0.8%
Foreign exchange differences	(11)	- %		64	0.1%
Other income	33	0.1%		8	0.1%
Income before income taxes	30,590	70.6%		29,982	69.1%
Provision for income taxes	(7,870)	(18.2%	)	(7,812)	(18.0%	)
Net income	$22,720	52.4%		$22,170	51.1%

Net Revenue. Our revenues are generated from the sale of our Cordyceps Militaris products, functional health beverages and organic and specialty food products. Revenues decreased by $0.02 million, or 0.05%, to $43.33 million in 2014, from $43.35 million in 2013. Due to our current fully utilized production capacity and to meet the changes in market demand, we realigned the beverage product lines by suspending the 160ml beverage product since January 2014, increasing production and quantity sold of the 210ml and 310ml beverage products and introduced the powder solution product, which is a concentrated instant soluble powder version of the Cordyceps Militaris. As a result, the total quantity sold of our beverages products decreased while the total quantity sold of our Cordyceps Militaris products increased in year 2014 as compared to 2013 since net revenue from the powder solution product is classified into the Cordyceps Militaris business segment category. Revenue from sale of the Cordyceps Militaris business segment increased by $3.36 million, offset by $3.47 million decline in beverage products, resulting in slight decrease in net revenue for the year 2014 compared with 2013.

Our business operations can be categorized into three segments based on the type of products we manufacture and sell, specifically (i) Cordyceps Militaris, (ii) organic and specialty food products and (iii) functional health beverages. The following table shows the different segments comprising our total sales revenue for the Cordyceps Militaris, beverages and other agricultural products:

Sales Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Year Ended December 31,		Percent
	2014	2013	Change

Components of Sales Revenue
Cordyceps Militaris	$37,050	$33,686	10.0%
Functional Health Beverages	4,004	7,474	(46.4)%
Organic and Specialty Food Products	2,274	2,189	3.9%
Total revenues	$43,328	$43,349	(0.05)%

Cost of Goods Sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of goods sold decreased by $0.32 million, or 3.3%, to approximately $9.32 million in 2014 from $9.63 million in 2013. As a percentage of revenues, the cost of goods sold decreased to 21.5% for the year ended December 31, 2014 from 22.2% for the year 2013. This decrease in the amount of cost of goods sold and as a percentage of revenue was mainly attributable to the economies of scale due to our full capacity utilization.

Gross Profit. Our gross profit increased approximately $0.30 million, or 0.9%, to approximately $34.01 million in 2014 from $33.72 million in 2014. Gross profit as a percentage of revenues was 78.5% in 2014, an increase of 0.7% from 77.8% in 2013. Such percentage increase was mainly due to the economies of scale as a result of the full utilization of capacity.

Selling Expenses. Our selling expenses include sales commissions, cost of advertising and promotional materials, salaries and fringe and social benefits of sales personnel, and other sales related costs. Selling expenses decreased $0.38 million or 20.6% to $1.47 million in 2014 from $1.85 million in 2013. As a percentage of revenues, selling expenses decreased to 3.4% for 2014 from 4.3% for 2013. The decrease in selling expenses in dollar terms and as a percentage of revenue was mainly attributable to the decrease in selling and marketing expenses incurred relating to: i) advertising and entertainment expenses for our beverages products due to the realignment of our product offerings, ii) sales personnel’s fringe expenses and their business travelling expenses as we have already established and maintained a good business relationship with our major customers, and iii) a reduction of our sales’ office expenses like sales office rental expenses and daily utility costs as a result of our better cost control management strategy executed in current year.

General and Administrative Expenses. General and administrative expenses include the personnel costs associated with staff and support personnel who manage our business activities, depreciation of fixed assets, and professional fees paid to third parties. General and administrative expenses decreased $0.84 million or 26.1% to $2.38 million in 2014 from $3.22 million in 2013. As a percentage of revenues, general and administrative expenses decreased to 5.5% in 2014 from 7.4% in 2013. The decrease in general and administrative expenses in dollar terms and as a percentage of revenue was mainly due to $0.59 million decrease in stock based compensation expenses and decrease in professional fees in 2014.

Gain on re-measurement of accrued staff fringe and social benefits. For the past periods, we followed the prevailing laws and regulations of the PRC, to accrue the social benefits to our staff, but we did not make contributions to social benefits plans for the amounts accrued since the plans had not been formally established. Since December 2013, we began to contribute to the plans for all currently eligible employees after they are established. As a result, we re-measured our liabilities in accordance to the relevant regulations of the PRC and recorded $0.93 million gain on re-measurement of accrued staff fringe and social benefits in our income statement for the year 2013.

Income Before Income Taxes. Income before income taxes increased approximately $0.61 million, or 2.0%, to approximately $30.59 million in 2014 from $29.98 million in 2013. As a percentage of revenues, income before income taxes increased by 1.5% to 70.6% in 2014 from 69.1% in 2013. The increase in income before income taxes in dollar terms and as a percentage of revenue is mainly attributable to the slight increase in the amount of our gross profit, combined with slight decrease in operating expenses resulting in an increase in income from operations of $0.58 million.

Income Taxes. Nutrastar International Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Nutrastar International Inc. had no U.S. source income taxable in the United States for the year ended December 31, 2014 or 2013. New Resources was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes. Oriental Global was formed in Hong Kong and under the current laws of Hong Kong, is not subject to income taxes. Our PRC subsidiary and the VIEs are subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing regulations, both of which became effective on January 1, 2008.

The New EIT Law provides for a grandfathering on tax holidays which were granted under the then effective tax laws and regulations. Therefore, Daqing Shuaiyi had continued to be entitled to a three-year 50% income tax reduction until December 31, 2010. Both entities were subject to an income tax rate of 25% in 2014 and 2013.

Income taxes increased by approximately $0.06 million to $7.87 million in 2014 from $7.81 million in 2013. We paid more taxes in 2014 because of the increase in taxable income described above.

Net Income. Net income increased approximately $0.55 million, or 2.5%, to $22.72 million in 2014 from $22.17 million in 2013, as a result of the factors described above.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of approximately $126.54 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Year Ended December 31,
	2014	2013
Net cash provided by operating activities	$24,203	$24,307
Net cash provided by investing activities	-	-
Net cash provided by financing activities	16	46
Foreign currency translation adjustment	(276)	2,720
Net cash flow	$23,943	$27,073

Operating Activities

Net cash provided by operating activities was $24.20 million in year ended December 31, 2014, a decrease of $0.11 million from $24.31 million in year ended December 31, 2013. The decrease in the cash provided by operating activities was mainly attributable to the $0.55 million increase in net income generated in 2014 compared to 2013, offset by an increase in $0.49 cash settlement to supplier and an increase of $0.56 million in prepayment and other operating activities contributions.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

For the year ended December 31, 2014 and December 31, 2013, there was no net cash provided by or used for investing activities.

Financing Activities

Net cash provided by financing activities decreased approximately $0.03 million for year ended December 31, 2014 from the year 2013. The decrease in the net cash provided by financing activities was mainly attributable to the decrease of $0.03 million in advance from a related party for general corporate purpose in 2014.

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

Use of estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the year ended December 31, 2014 and 2013 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments.

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

Research and development costs
Research and development costs are expensed as incurred, and are charged to general and administrative expenses. Research and development costs were $159,229 and $173,881 for the years ended December 31, 2014 and 2013, respectively.

Advertising costs
The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were nil and $10,437 for the years ended December 31, 2014 and 2013, respectively.

Shipping and handling costs
Substantially all costs of shipping and handling of products to customers are included in selling expense. Shipping and handling costs for the years ended December 31, 2014 and 2013 were insignificant.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	December 31, 2014	December 31, 2013
Balance sheet items, except for equity accounts	US$1=RMB6.1190	US$1=RMB6.0969
Items in the statements of income and cash flows	US$1=RMB6.1428	US$1=RMB6.1932

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

The Company believes that during the years ended December 31, 2014 and 2013, it operated in three business segments – growing and sales of Cordyceps Militaris, which is widely used for Chinese medicine, manufacturing and sale of functional health beverages featuring the Cordyceps Militaris as a core ingredient, and sales of organic and specialty products. The manufacturing and sale of Cordyceps Militaris functional health beverages was launched in the fourth quarter of 2010.

Throughout the years ended December 31, 2014 and 2013, all of the Company’s operations were carried out in one geographical segment - China.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guideline is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2014 and 2013 begins on page F-1 of this annual report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2014, but was not reported.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

NAME	AGE	POSITION
Lianyun Han	56	Chairperson, Chief Executive Officer and President
Robert Tick	46	Director, Chief Financial Officer and Treasurer
Hongbing Hua	46	Chief Marketing Officer
Richard E. Fearon, Jr.	48	Director
Henry Ngan	41	Director
Virginia P’an	69	Director
Chunming Zhang	43	Director
Jianbing Zhong	29	Director

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

Robert Tick. Mr. Tick has extensive experience in accounting and finance. Mr. Tick was the Chief Financial Officer of ANDA Networks, Inc., a telecom equipment provider, from July 2007 to August 2010, Vice President of Finance from October 2005 to July 2007 and Corporate Controller from April 2003 to November 2004. From November 2004 to October 2005, Mr. Tick served as the Controller for T-RAM Semiconductors Inc., a fabless semiconductor company. Mr. Tick is a Certified Public Accountant and holds a B.S. in Accounting and Finance from San Francisco State University and an MBA from Washington State University.

Hongbing Hua. Mr. Hua has over 18 years experience in sales and marketing management. Prior to joining the Company, from 2003 to 2004, Mr. Hua was the Project General Planning Principle of Wanglaoji Herbal Tea, JDB Group, one of the largest herbal tea manufacturers in China. From 1998 to 2001, he was the VP Sales & Marketing of Beijing Huiyuan Beverage and Food Group Co., Ltd., a leading company engaged in the manufacture and sales of juice and other beverage products in China. Mr. Hua holds a Bachelor’s degree in international finance from Tianjin University.

Richard E. Fearon, Jr. Mr. Fearon founded Accretive Capital Partners in 2000, a 15-year-old private investment fund targeting undervalued small and micro-cap stocks of fundamentally strong public companies which represent attractive take-private candidates. The fund is long-only and employs the tools of private equity investing to its public market portfolio. Accretive Capital Partners has been nationally ranked by Morningstar, Barron’s, Bloomberg, Lipper, and Barclay Managed Funds, received HFM Week Magazine’s 2011 Best Single Manager Long-Term Performance award among all U.S. hedge funds under $250 million and Acquisition International‘s 2015 Hedge Fund Performance Award for Best for Long-Term Performance as an active value fund, and has been selected as finalist for PAM Magazine's 2015 Best Private Wealth Manager Performance award among all U.S. hedge funds under $5 billion.

Prior to founding Accretive Capital Partners, Mr. Fearon founded and managed the Chicago office of Allied Capital Corporation, a $3 billion private equity investment fund and the largest and oldest publicly-traded small business investment company in the United States, until acquired by Ares Capital Corporation. He was Managing Partner of Allied Capital Midwest and a Principal of Allied Capital Corporation from 1993-2000. Prior to Allied Capital, Mr. Fearon was an investment banker at Morgan Stanley & Co. and PaineWebber Incorporated. Mr. Fearon earned an MBA in Finance from the Wharton School of Business, where he also attended the Stockholm School of Economics, and graduated with a BA in Chemistry and Anthropology from Williams College. He was a graduate of the Hopkins School, where he was a 1984 Connecticut State and All-New England Wrestling Champion and a National Football Foundation and College Hall of Fame Scholar-Athlete. Mr. Fearon is a member of the Board of Directors of Nutrastar International Inc. (OTCQB: NUIN) and has served on the Board of 15 private companies, including as Chairman of Magna Card, Inc., where he was awarded United States Patent 7225568. He currently serves on the Hopkins School Alumni/ae Association Board of Directors and, since 2011, has served as an Advisory Board Member to the Catalyst Network Foundation, a non-profit organization offering career development and networking tools to under-served and high-potential inner-city youths and veterans.

Henry Ngan. Mr. Ngan has been the Founder and Managing Partner of HHN Capital LLC since April 2013. Mr. Ngan served as the Chief Financial Officer of ZST Digital Networks, Inc. (OTC: ZSTN) from March 2011 to March 2013, a company that is a developer, manufacturer and supplier of digital and optical network equipment to cable system operators and provider of GPS tracking devices and support services for transport-related enterprises in China. From February 2009 to January 2011, Mr. Ngan has served as the Chief Financial Officer of Highpower International, Inc. (NASDAQ: HPJ), a developer, manufacturer and marketer of nickel-metal hydride (Ni-MH) and lithium-ion (Li-ion) batteries and related products. Prior to joining the company, Mr. Ngan had served as Vice President and Senior Equity Analyst at Brean Murray, Carret & Co., a full service investment bank, in New York City from July 2008, an Equity Research Analyst at Buckingham Research Group in New York, an equity research firm, from June 2004 to January 2008 and at Robotti & Company, a diversified financial services boutique, from October 2002 until June 2004. During his tenure, Mr. Ngan accumulated a significant amount of experience in accounting, auditing, consulting and valuation analysis. Mr. Ngan received a Bachelor’s degree in Accounting from the University at Albany, State University of New York, and an MBA in finance, and information and communication systems from Gabelli School of Business at Fordham University. Mr. Ngan is also a Certified Public Accountant licensed in the State of New York.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
  been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in Item 13, “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Board Composition and Committees

Our Board of Directors is currently composed of seven members, Ms. Lianyun Han, Mr. Richard E. Fearon Jr., Mr. Henry Ngan, Ms. Virginia P’an, Mr. Robert Tick, Mr. Chunming Zhang, and Mr. Jianbing Zhong. Since October 2010, the Board of Directors has established three Committees: the Audit Committee, the Compensation Committee, and the Governance and Nominating Committee. Each of the Audit Committee, Compensation Committee and Governance and Nominating Committee are comprised entirely of our independent directors. From time to time, the Board of Directors may establish other committees. The Board of Directors has adopted a written charter for each of the committees which is available on the Company’s website http://www.nutrastarintl.com. Printed copies of each of our committee charters may be obtained, without charge, by contacting the Corporate Secretary, Nutrastar International Inc., 4/F Yushan Plaza, 51 Yushan Road, Nangang District, Harbin, China 150090.

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

Compensation Committee

Our Compensation Committee consists of three directors, Virginia P’an, Henry Ngan, and Jianbing Zhong. The members of the Compensation Committee are all independent directors within the meaning of applicable NASDAQ listing standards.

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

Governance and Nominating Committee

Our Governance and Nominating Committee consists of three directors: Jianbing Zhong, Virginia P’an, and Henry Ngan. The members of our Governance and Nominating Committee are all independent directors within the meaning of applicable NASDAQ listing standards.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in fiscal year 2014.

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

ITEM 11.      EXECUTIVE COMPENSATION.

Summary Compensation Table – 2014 and 2013

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (2) ($)	Total ($)
Lianyun Han, CEO and President	2014 2013	24,093 23,897	- -	- -	- -	24,093 23,897
Robert Tick, Chief Financial Officer and Director (1)	2014 2013	198,000 192,000	- -	25,896 111,771	7,371 10,179	231,267 313,950

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

Employment Agreements

Heilongjiang Shuaiyi entered into an employment agreement with our CEO and President, Ms. Lianyun Han. Ms. Han’s employment agreement has a five-year term beginning on December 7, 2008 and ended on December 7, 2013, which was renewed for an addition five-year term ending on December 7, 2018. Ms. Han’s employment agreement provides for a monthly salary of approximately $1,000 and an annual bonus of approximately $3,000. Ms. Han is subject to customary non-competition and confidentiality covenants under the agreement. The employment agreement does not entitle Ms. Han to severance payments or payments following a change in control.

On July 16, 2010, we and Mr. Robert Tick entered into an employment agreement. The term of the employment agreement is for three years commencing on July 16, 2010. The employment agreement provides, among other things, that Mr. Tick’s monthly base salary will be $12,650. During the term of the employment agreement, if either party terminates the employment for any reason, a minimum of sixty (60) days notice must be given in writing to the other party. The employment agreement also contains covenants prohibiting Mr. Tick from competing with us during his employment with us or disclosing any confidential information of us both during his employment and after the termination of employment. On January 24, 2010, we and Mr. Tick entered into an amendment No. 1 to the employment agreement, pursuant to which, effective January 1, 2011, Mr. Tick’s monthly base salary is increased from $12,650 to $16,000. On August 8, 2013, we and Mr. Tick entered into an amendment No. 2 to the employment agreement, pursuant to which the expiration date of the agreement was extended to June 30, 2014. On August 8, 2014, we and Mr. Tick entered into amendment No. 3 to the employment agreement, pursuant to which, effective July 1, 2014, Mr. Tick’s monthly base salary is increased from $16,000 to $17,000 and the term of Mr. Tick’s employment with the Company was changed to on an “at will basis”, unless otherwise earlier terminated in writing by both parties.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning the fiscal 2014 year-end value of unvested options and restricted shares for Mr. Robert Tick. No other executive officers received unexercised options or stock that has not vested or equity incentive plan awards that remained outstanding as of the end of the fiscal year 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
			Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Robert Tick	37,500			$3.50	6/30/2015	0	0	0	0
	37,500			$3.50	12/31/2015
	37,500			$0.83	11/15/2016
	37,500			$0.83	4/15/2017

On January 24, 2011, the Compensation Committee approved the repricing of the options that we granted to Mr. Tick on July 16, 2010. In addition, the vesting schedules of the outstanding options were changed from vesting on an annual basis to vesting on a semi-annual basis.

The terms of the options currently held by Mr. Tick are as follows:

Number of Options	Original Vesting Schedule	Modified Vesting Schedule	Original Exercise Price per Share	Modified Exercise Price per Share
37,500	December 31, 2012	June 30, 2012	$7.00	$3.50
37,500	December 31, 2012	December 31, 2012	$7.00	$3.50
37,500	November 15, 2013	-	$0.83	-
37,500	April 15, 2014	-	$0.83	-

Compensation of Directors

The table below sets forth the compensation of our directors for the fiscal year ended December 31, 2014:

	Fees			Non-Equity
	Earned or	Stock	Option	Incentive Plan	All Other
	Paid in	Awards	Awards	Compensation	Compensation	Total
Name	Cash ($)	($)(4)	($)(5)	($)	($)	($)
Lianyun Han(1)	-	-	-	-	24,093	24,093
Richard E. Fearon Jr.(2)	-	23,882	-	-	-	23,882
Henry Ngan	-	28,027	-	-	-	28,027
Virginia P’an	-	28,027	-	-	-	28,027
Robert Tick(3)	-	25,896	7,371	-	198,000	231,267
Chunming Zhang	-	-	-	-	12,747	12,747
Jianbing Zhong	-	23,882	-	-	-	23,882

(1)

Ms. Han does not receive additional compensation for her service as our director. The compensation disclosed herein is her compensation for serving as our CEO and President as disclosed in the Summary Compensation Table above.

(2)	Became our director on November 26, 2012.
(3)	Became our director on January 24, 2011. The compensation disclosed herein reflects the compensation Mr. Tick received as the Chief Financial Officer of our company.
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

On August 15, 2014, the Company entered into separate restricted shares grant agreements with Mr. Henry Ngan, Ms. Virginia P’an, Mr. Jianbing Zhong, and Mr. Richard E. Fearon, Jr., whereby the Company agreed to grant, under the Company’s 2009 Equity Incentive Plan, 40,000 restricted shares to each person, as compensation for the services to be provided by them as independent directors. On the same date, we also entered into separate restricted shares grant agreements with each of the above directors to evidence the grant of these restricted shares. The restricted shares will vest in equal installments on a semi-annual basis over a two-year period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 14, 2015 (i) by each person who is known by us to beneficially own more than 5% of our voting securities; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Nutrastar International Inc., 4/F Yushan Plaza, 51 Yushan Road, Nangang District, Harbin 150090, People’s Republic of China.

Name and Address of Beneficial Owner	Office, If Any	Shares Beneficially Owned(1)
		Common Stock(2)		Series A Preferred Stock(3)		% Total Voting Power (4)
		Shares	% of Class	Shares	% of Class
Directors and Officers
Lianyun Han	Chairperson, President and CEO	6,349,424(5)	37.03%	-	*	35.79%
Robert Tick	Director, Chief Financial Officer and Treasurer	271,900	1.59%	-	*	1.52%
Hongbin Hua	Chief Marketing Officer	-	*	-	*	*
Richard E. Fearon, Jr.	Director	1,680,056(6)	9.80%	47,750(6)	64.29%	12.35%
Henry Ngan	Director	80,000	*	-	*	*
Virginia P’an	Director	70,000	*	-	*	*
Chunming Zhang	Director	-	*	-	*	*
Jianbing Zhong	Director	50,000	*	-	*	*
All officers and directors as a group (7 persons named above)		8,501,380	49.58%	47,750	64.29%	50.19%
5% Security Holders
New Zealand WAYNE’s Investment Holdings Co., Ltd. 4/F, Yushan Plaza No.51 Yushan Road Harbin, China 150090 (5)		6,349,424(5)	37.03%	-	*	35.79%
Gal Shmuel Dymant Suite 1806, Building A Oriental Media Centre 4 Guanghua Road Chaoyang District, Beijing 100026 People's Republic of China		-	*	13,306	17.91%	*

Accretive Capital Partners, LLC(6) 16 Wall Street, 2nd Floor Madison, CT 06443		1,600,856	9.42%	47,750	64.29%	11.89%(6)
Lianyun Han	Chairperson, President and CEO	6,349,424(5)	37.03%	-	*	35.79%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)	Based on 16,996,396 shares of common stock issued and outstanding as of March 24, 2015.

(3)

Based on 74,276 shares of Series A Preferred Stock issued and outstanding as of March 24, 2015. Each share of Series A Preferred Stock is convertible initially into ten (10) shares of common stock (subject to customary adjustments for stock splits, combinations, or equity dividends on common stock). Holders of Series A Preferred Stock vote with the holders of common stock on all matters on an “as converted” basis.

(4)

Percentage of Total Capital Stock represents total ownership with respect to all shares of our common stock and Series A Preferred Stock, as a single class and on an “as-converted” to common stock basis.

(5)

Includes 6,349,424 shares of common stock owned by New Zealand WAYNE’s Investment Holdings Co., Ltd. Pursuant to the Earn-In Agreement, dated September 12, 2008, as amended, the Founders, including Ms. Han, have the options to acquire a majority interest in New Zealand WAYNE’s Investment Holdings Co., Ltd. upon the satisfaction of certain conditions set forth in the Earn-In Agreement. Upon the passage of six months after the date of Share Exchange Agreement, which was entered into among the Company, New Resources, along with the subsidiaries of New Resources, including Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi, and New Zealand WAYNE’s Investment Holdings Co., Ltd., dated December 23, 2008, Ms. Han will own at least a majority ownership of Investment Holdings if she exercises her option pursuant to the Earn-In Agreement. Ms. Han may be deemed to be a beneficial owner of the shares held by Investment Holdings.

(6)

Includes 1,600,856 shares of common stock and 47,750 shares of Series A Preferred Stock owned by Accretive Capital Partners, LLC. Richard E. Fearon, Jr. is the managing partner of Accretive Capital Management, LLC, which is the manager of Accretive Capital Partners, LLC, and he has sole voting and investment power over the securities held by Accretive Capital Partners, LLC. Each share of Series A Preferred Stock is convertible at a conversion ratio of one-to-ten into shares of the Company’s common stock.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of fiscal year 2014 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	150,000(2)	$2.17	470,000
Equity compensation plans not approved by security holders	-	-	-
Total	150,000(2)	$2.17	470,000

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

(2)

On July 16, 2010, we granted Mr. Robert Tick options to purchase an aggregate 150,000 shares of common stock under the Company’s 2009 Equity Incentive Plan. On January 24, 2011, the Compensation Committee of the Board approved the repricing of the options. As a result, each such option outstanding has an exercise price of $3.50 per share which is higher than the closing price of the Company’s common stock on the OTC Bulletin Board on that date. On August 8, 2013, we granted Mr. Robert Tick options to purchase an aggregate 75,000 shares of common stock under the Company’s 2009 Equity Incentive Plan. Each such option outstanding has an exercise price of $0.83 per share which is higher than the closing price of the Company’s common stock on the OTC Bulletin Board on that date. Each of these options expires three years after their respective vesting dates. As of December 31, 2014, an aggregate of 75,000 shares options expired.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2014 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

Parents of the Company

New Zealand WAYNE’s Investment Holdings Co., Ltd. currently owns 35.79% of Nutrastar International Inc.

Director Independence

Richard E. Fearon, Jr., Henry Ngan, Virginia P’an and Jianbing Zhong, each serves on our Board of Directors as an “independent director” as defined by Rule 5605(a)(2) of Listing Rules of The Nasdaq Stock Market, Inc. (the “Nasdaq Listing Rules”). Our Board of Directors currently has three standing committees which perform various duties on behalf of and report to the board of directors: (i) audit committee, (ii) compensation committee and (iii) governance and nominating committee. Each of the three standing committees is comprised entirely of Henry Ngan, Virginia P’an and Jianbing Zhong.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following table represents fees billed and to be billed to the Company for professional audit services rendered by the Company’s independent public accountants, Crowe Horwath (HK) CPA Limited.

	2014	2013

Audit fees (1)	$185,000	$175,000
Audit-related fees (2)	-	-
Tax fees	-	-
All other fees	-	-
Total	$185,000	$175,000
_____________________
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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors or the Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit services performed by our independent public accountants for our consolidated financial statements as of and for the year ended December 31, 2014. Our Board of Directors delegated its pre-approval authority regarding the non-audited services to its Chair. The Chair of our Board of Directors pre-approved the non-audit services performed by our independent public accountants for our consolidated financial statements as of and for the year ended December 31, 2014.

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

Exhibit No.	Description

3.4	Amended and Restated Bylaws, adopted October 5, 2010 [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

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

10.32
Amendment No. 2 to the Employee Labor Agreement, dated August 8, 2013 , by and between the Company and Robert Tick [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 12, 2013]

10.33
Amendment No. 3 to the Employee Labor Agreement, dated August 12, 2014 , by and between the Company and Robert Tick [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 13, 2014]

14.1	Amended and Restated Code of Ethics, adopted October 5, 2010 [Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on October 8, 2010].

21	Subsidiaries of the Company [Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed on March 29, 2011]

Exhibit No.	Description

23.1	Consent of Crowe Horwath (HK) CPA Limited, Independent Registered Public Accounting Firm.*

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document
101.SCH	Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized .

Date: March 30, 2015

NUTRASTAR INTERNATIONAL INC.

By:	/s/ Lianyun Han
Lianyun Han
Chief Executive Officer

By:	/s/ Robert Tick
Robert Tick
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lianyun Han	Chairperson, Chief Executive Officer and President	March 30, 2015
Lianyun Han	(Principal Executive Officer)

/s/ Robert Tick	Director, Chief Financial Officer and Treasurer	March 30, 2015
Robert Tick	(Principal Financial and Accounting Officer)

/s/ Hongbin Hua	Chief Marketing Officer	March 30, 2015
Hongbin Hua

/s/ Richard E. Fearon, Jr.	Director	March 30, 2015
Richard E. Fearon, Jr.

/s/ Henry Ngan	Director	March 30, 2015
Henry Ngan

/s/ Virginia P’an	Director	March 30, 2015
Virginia P’an

/s/ Chunming Zhang	Director	March 30, 2015
Chunming Zhang

/s/ Jianbing Zhong	Director	March 30, 2015
Jianbing Zhong

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Nutrastar International Inc.

We have audited the accompanying consolidated balance sheets of Nutrastar International Inc. (“Company”) and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2, the consolidated financial statements were prepared in accordance with Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities.

/s/ Crowe Horwath (HK) CPA Limited
Hong Kong, China
March 30, 2015

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	December 31,
	2014	2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$126,542,564	$102,599,186
Accounts receivable	93,066	56,922
Inventories	635,409	691,847
Prepayments and other receivables	1,489,800	1,300,012
Total current assets	128,760,839	104,647,967
OTHER ASSETS
Intangible assets, net	613,315	1,107,737
Property, plant and equipment, net	14,424,942	15,481,249

Total assets	$143,799,096	$121,236,953

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Other payables and accruals	$990,290	$1,167,957
Taxes payable	2,748,583	2,879,172
Due to a related party	511,054	265,223
Preferred stock dividend payable	690,662	738,903
Total current liabilities	4,940,589	5,051,255
Total liabilities	4,940,589	5,051,255
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 77,776 shares and 110,066 shares issued and outstanding, respectively; aggregate liquidation preference amount: $2,177,728 and $3,081,848, plus accrued but unpaid dividend of $690,662 and $738,903, at December 31, 2014 and 2013, respectively	1,773,772	2,510,183

Common stock, $0.001 par value, 190,000,000 shares authorized, 16,953,541 shares issued and 16,909,986 shares outstanding at December 31, 2014; 16,421,161 shares issued and 16,377,606 shares outstanding at December 31, 2013	16,954	16,422
Additional paid-in capital	21,122,372	19,934,551
Statutory reserves	4,989,033	4,983,935
Treasury stock, at cost, 43,555 shares as of December 31, 2014 and 2013	(78,767)	(78,767)
Retained earnings	102,783,308	80,242,877
Accumulated other comprehensive income	8,251,835	8,576,497
Total stockholders' equity	138,858,507	116,185,698

Total liabilities and stockholders' equity	$143,799,096	$121,236,953

See accompanying notes to consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLARS)

	Year Ended December 31,
	2014	2013

REVENUE	$43,328,218	$43,348,989

Cost of goods sold	(9,315,526)	(9,633,349)

GROSS PROFIT	34,012,692	33,715,640

Selling expenses	(1,467,320)	(1,848,488)
General and administrative expenses
	(2,376,873)	(3,216,459)
Gain on re-measurement of accrued staff fringe and social benefits	-	934,855

Income from operations	30,168,499	29,585,548

Other income (expenses):
Interest income	399,696	324,145
Foreign exchange differences	(10,765)	64,653
Change in fair value of warrants	-	173
Other income	32,558	8,073
Total other income (expenses)	421,489	397,044

Income before income taxes	30,589,988	29,982,592

Provision for income taxes	(7,870,214)	(7,812,222)

NET INCOME	22,719,774	22,170,370

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(324,662)	3,109,485

COMPREHENSIVE INCOME	$22,395,112	$25,279,855

Earnings per share
Basic	$1.34	$1.38
Diluted	$1.28	$1.30

Weighted average number of shares outstanding
Basic	16,827,010	15,949,537
Diluted	17,699,589	17,089,460

See accompanying notes to consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLARS)

	Preferred Stock		Common Stock
									Accumulated
					Additional				Other
	Number		Number of		Paid-In	Treasury	Statutory	Retained	Comprehensive
	of Shares	Amount	Shares	Amount	Capital	Stock	Reserves	Earnings	Income	Total

Balance at January 1, 2013	113,010	$2,577,324	15,863,826	$15,908	$19,029,586	$(78,767)	$4,960,023	$58,325,932	$5,467,012	$90,297,018
Net income	-	-	-	-	-	-	-	22,170,370	-	22,170,370
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	3,109,485	3,109,485
Preferred stock converted into common stock	(2,944)	(67,141)	29,440	29	67,112	-	-	-	-	-
Issuance of common stock for Preferred stock dividend	-	-	6,840	7	19,131	-	-	-	-	19,138
Preferred stock dividend	-	-	-	-	-	-	-	(229,513)	-	(229,513)
Appropriation of statutory reserves	-	-	-	-	-	-	23,912	(23,912)	-	-
Share-based payments to non- employee (IR)	-	-	-	-	17,804	-	-	-	-	17,804
Share-based payments to employees	-	-	-	-	801,396	-	-	-	-	801,396
Issuance of restricted stock to non- employee (IR)	-	-	15,000	15	(15)	-	-	-	-	-
Issuance of restricted stock to employees	-	-	462,500	463	(463)	-	-	-	-	-

Balance at December 31, 2013	110,066	$2,510,183	16,377,606	$16,422	$19,934,551	$(78,767)	$4,983,935	$80,242,877	$8,576,497	$116,185,698
Net income	-	-	-	-	-	-	-	22,719,774	-	22,719,774
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(324,662)	(324,662)
Preferred stock converted into common stock	(32,290)	(736,411)	322,900	323	736,088	-	-	-	-	-
Issuance of common stock for Preferred stock dividend	-	-	79,480	79	222,407	-	-	-	-	222,486
Preferred stock dividend	-	-	-	-	-	-	-	(174,245)	-	(174,245)
Appropriation of statutory reserves	-	-	-	-	-	-	5,098	(5,098)	-	-
Share-based payments to non- employee (IR)	-	-	-	-	92,371	-	-	-	-	92,371
Share-based payments to employees	-	-	-	-	137,085	-	-	-	-	137,085
Issuance of unregistered common stock to non-employee (IR)	-	-	42,500	43	(43)	-	-	-	-	-
Issuance of restricted stock to employees	-	-	87,500	87	(87)	-	-	-	-	-

Balance at December 31, 2014	77,776	$1,773,772	16,909,986	$16,954	$21,122,372	$(78,767)	$4,989,033	$102,783,308	$8,251,835	$138,858,507

See accompanying notes to consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)

	Year Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,719,774	$22,170,370
Adjustments to reconcile net income to cash provided by operating activities:
Change in fair value of warrants	-	(173)
Depreciation and amortization	1,485,039	1,473,496
Share-based compensation expense	137,085	801,396
IR unregistered stock compensation expense	92,371	17,804
(Increase) decrease in assets:
Accounts receivable	(36,209)	26,676
Inventories	53,730	298,548
Prepayments and other receivables	(193,731)	61,626
Increase (decrease) in liabilities:
Other payables and accruals	(173,184)	-
Advance from related party	237,956	(351,591)
Taxes payable	(119,724)	(191,162)
Net cash provided by operating activities	24,203,107	24,306,990

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related party	16,637	46,173
Net cash provided by financing activities	16,637	46,173

Foreign currency translation adjustment	(276,366)	2,719,490

INCREASE IN CASH AND CASH EQUIVALENTS	23,943,378	27,072,653
CASH AND CASH EQUIVALENTS, at the beginning of the period	102,599,186	75,526,533

CASH AND CASH EQUIVALENTS, at the end of the period	$126,542,564	$102,599,186

NON-CASH TRANSACTIONS
Preferred stock and dividend converted into common stock	$958,897	$86,279
Preferred stock dividend payable	174,245	229,513
Share-based payment to officers and directors under equity incentive plan	137,085	801,396
Share-based payment – IR unregistered stock compensation expense	92,371	17,804
SUPPLEMENTAL DISCLOSURE INFORMATION
Income taxes paid	$7,970,444	$7,683,689

See accompanying notes to consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

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
For the Years Ended December 31, 2014 and 2013

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

NOTE 1             DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

As of December 31, 2014, details of the subsidiaries and affiliates of the Company are as follows:

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
For the Years Ended December 31, 2014 and 2013

NOTE 2             SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Basis of preparation
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principle of consolidation
The accompanying consolidated financial statements include the financial statements of Nutrastar and its wholly-owned subsidiaries, New Resources, Oriental Global and Harbin Baixin, and its VIEs Heilongjiang Shuaiyi, Daqing Shuaiyi and Harbin Shuaiyi. All significant inter-company balances and transactions have been eliminated on consolidation.

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

Use of estimates
The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the year ended December 31, 2014 and 2013 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments.

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
For the Years Ended December 31, 2014 and 2013

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

The Company accounts for its intangible assets pursuant to FASB ASC Subtopic 350-30, “General Intangibles Other Than Goodwill”. Under ASC 350-30-35, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Under FASB ASU No.2012-02 Intangible-Goodwill and Other (Topic 350), the Company assesses qualitative factors to determine whether it is necessary to perform a quantitative impairment test. The Company would not be required to calculate the fair value of an indefinite-lived intangible asset unless the Company determines, based on a qualitative assessment, that it is not more likely than not that the indefinite-lived intangible asset is impaired. If the qualitative assessment fails, intangibles with indefinite lives are further evaluated quantitatively for impairment by comparing the asset’s estimated fair value with its carrying value, based on cash flow valuation methodology.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

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
For the Years Ended December 31, 2014 and 2013

NOTE 2             SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Research and development costs
Research and development costs are expensed as incurred, and are charged to general and administrative expenses. Research and development costs were $159,229 and $173,881 for the years ended December 31, 2014 and 2013, respectively.

Advertising costs
The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were nil and $10,437 for the years ended December 31, 2014 and 2013, respectively.

Shipping and handling costs
Substantially all costs of shipping and handling of products to customers are included in selling expense. Shipping and handling costs for the years ended December 31, 2014 and 2013 were insignificant.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	December 31, 2014	December 31, 2013
Balance sheet items, except for equity accounts	US$1=RMB6.1190	US$1=RMB6.0969
Items in the statements of income and cash flows	US$1=RMB6.1428	US$1=RMB6.1932

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

The Company believes that during the years ended December 31, 2014 and 2013, it operated in three business segments – growing and sales of Cordyceps Militaris, which is widely used for Chinese medicine; manufacturing and sale of functional health beverages featuring the Cordyceps Militaris as a core ingredient; and sales of organic and specialty products. The manufacturing and sale of Cordyceps Militaris functional health beverages was launched in the fourth quarter of 2010.

Throughout the years ended December 31, 2014 and 2013, all of the Company’s operations were carried out in one geographical segment - China.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

NOTE 2             SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" which clarifies and improves the principles for recognizing revenue and develops a common revenue standard for United States generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS) that among other things, improves comparability of revenue recognition practices and provides more useful information to users of financial statements through improved disclosure requirements. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently reviewing the impact on its consolidated financial statements of adopting this guidance.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guideline is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

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

There was no asset or liability measured at fair value on a non-recurring basis as of December 31, 2014 and December 31, 2013.

NOTE 4             ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	December 31,
	2014	2013

Accounts receivable	$93,066	$56,922
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$93,066	$56,922

No allowance was deemed necessary as of December 31, 2014 and 2013.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

NOTE 5             INVENTORIES

Inventories by major categories are summarized as follows:

	December 31,
	2014	2013

Raw materials	$169,025	$240,498
Work in progress	432,322	404,190
Finished goods	34,062	47,159

Total	$635,409	$691,847

NOTE 6             PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	December 31,
	2014	2013

Prepayments for raw material purchasing	$1,470,434	$1,271,672
Other receivables, net of $nil allowance	19,366	28,340

	$1,489,800	$1,300,012

NOTE 7             INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	December 31,
	2014	2013

Computer software, cost	$1,623	$1,629
Exclusive right to use a secret process, at cost	4,904,731	4,922,509
Less: Accumulated amortization	(4,293,039)	(3,816,401)

	$613,315	$1,107,737

In April 2006, the Company purchased from a third party a ten-year exclusive right to use a secret process and method in the cultivation and growing of Cordyceps Militaris, which is widely used for traditional Chinese medicine, for a cash consideration of RMB30,000,000, payable over five years. The exclusive right is amortized over its term of ten years using the straight-line method.

Amortization expense was $488,521 and $484,640 for the years ended December 31, 2014 and 2013, respectively. The estimated expense of the intangible assets over each of the next two years will be:

Fiscal 2015	$490,421
Fiscal 2016	122,894

$613,315

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

NOTE 8             PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31,
	2014	2013
Cost:
Buildings	$19,712,166	$19,783,618
Office equipment	29,108	29,213
Machinery	137,317	137,815
Motor vehicles	118,815	119,246
Total cost	19,997,406	20,069,892
Less: Accumulated depreciation	(5,572,464)	(4,588,643)
Net book value	$14,424,942	$15,481,249

Depreciation expense was $996,518 and $988,856 for the years ended December 31, 2014 and 2013 respectively.

NOTE 9             OTHER PAYABLES, ACCRUALS AND TAXES PAYABLE

Other payables and accruals consisted of the following:

	December 31,
	2014	2013

Accrued staff costs	$943,700	$1,086,644
Other payables	46,590	81,313
	$990,290	$1,167,957

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

Upon establishment of the plans in December 2013, the Company’s subsidiaries and VIEs began to contribute to the plans for all currently eligible employees. Based on the number of the eligible employees’ salaries and the prevailing laws and regulations of PRC at that time, the Company’s subsidiaries and VIEs re-measured the liabilities incurred to be $1,042,880. As a result, the Company derecognized $934,855 of previously accrued staff costs, resulting in a gain on re-measurement of accrued staff fringe and social benefits and recorded that amount in the income statement in the year 2013. No re-measurement made for the year 2014.

Taxes payable consisted of the following:

	December 31,
	2014	2013

Value added tax	$423,818	$451,340
Income tax	2,207,274	2,316,261
Others	117,491	111,571
	$2,748,583	$2,879,172

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

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
For the Years Ended December 31, 2014 and 2013

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

The following table sets out the allocation of the proceeds from the Private Placement:

Proceeds of the private placement on June 7, 2010	$3,524,342

Allocation of proceeds to Series C Warrants to investors	(718,698)

Allocation of proceeds to beneficial conversion feature	(1,143,198)

Amortization of discount resulting from the accounting for a beneficial conversion feature	1,143,198

Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	2,805,644

Preferred stock converted into common stock	(85,546)

Convertible Series A Preferred Stock at December 31, 2011	2,720,098

Preferred stock converted into common stock	(689,392)

Convertible Series A Preferred Stock at December 31, 2012 and 2013	$2,030,706

Preferred stock converted into common stock	(509,535)

Convertible Series A Preferred Stock at December 31, 2014	$1,521,171

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

NOTE 10           STOCKHOLDERS’ EQUITY (CONTINUED)

Allocation of Proceeds in the Private Placement (continued)

Proceeds of the private placement on June 28, 2010	$2,121,938

Allocation of proceeds to Series C Warrants to investors	(418,668)

Allocation of proceeds to beneficial conversion feature	(644,532)

Amortization of discount resulting from the accounting for a beneficial conversion feature	644,532

Convertible Series A Preferred Stock (net of fees and expenses) at December 31, 2010	1,703,270

Preferred stock converted into common stock	(1,052,162)

Convertible Series A Preferred Stock at December 31, 2011	651,108

Preferred stock converted into common stock	(104,490)

Convertible Series A Preferred Stock at December 31, 2012	546,618

Preferred stock converted into common stock	(67,141)

Convertible Series A Preferred Stock at December 31, 2013	$479,477

Preferred stock converted into common stock	(226,876)

Convertible Series A Preferred Stock at December 31, 2014	$252,601

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

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
For the Years Ended December 31, 2014 and 2013

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

NOTE 10           STOCKHOLDERS’ EQUITY (CONTINUED)

Accounting for Series A Preferred Stock (continued)

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

During the year ended December 31, 2014 and 2013, 32,290 shares and 2,944 shares of Series A Preferred Stock were converted into 322,900 shares and 29,440 shares of common stock, at a 1 for 10 ratio. In addition, during the year ended December 31, 2014, 79,480 shares and 6,840 shares of common stock were issued to the investors as settlement of stock dividends of $222,486 and $19,138, respectively.

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

The exercise price and number of shares of common stock issuable upon exercise of the Series C Warrants may be adjusted for: 1) upon issuance of additional stock lower than the exercise price, 2) upon subdivision or combination of common stocks; or 3) upon distribution of assets and other dilutive events.

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

Since the Series C Warrants issued to the investors and the placement agent in June 2010 contain reset exercise price provisions, the Company had determined to classify these warrants as derivative liabilities. The reset exercise provisions of the warrants issued to the investors and the placement agent in June 2010 were recorded at their relative fair values at issuance of $1,182,860 and will continue to be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense). These warrants will continue to be reported as a liability until such time when they are exercised or expire. The fair value of these warrants is estimated using Monte-Carlo simulation methods. Since all Series C Warrants expired on June 28, 2013, the Company recorded nil and $173 in other income related to the change in the fair value of the Series C Warrants for the year ended December 31, 2014 and 2013, respectively.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

NOTE 11           STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company’s PRC subsidiaries and VIEs are required to transfer 10% of their profits after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve. However, the Company’s PRC subsidiaries and VIEs are not required to transfer any profit after tax to the statutory surplus reserve after the accumulated statutory surplus reserves reaches 50% of registered capital of the Company’s PRC subsidiaries and VIEs. The statutory surplus reserve is non-distributable.

NOTE 12           SHARE-BASED COMPENSATION

The Company was authorized to issue an aggregate of 2,500,000 shares of its common stock under the 2009 Equity Incentive Plan (“Plan”) as equity awards of incentive stock options, non-statutory stock options, restricted stock, and other equity incentives to employees, officers, directors and consultants. The Plan expires in 2019 and as of December 31, 2014, there were 470,000 shares of common stock available for grant pursuant to the Plan.

Stock options granted to Management

On July 16, 2010, the Company entered into a stock option agreement with Mr. Robert Tick (“Mr. Tick”), the Chief Financial Officer of the Company, under the Company’s 2009 Equity Incentive Plan. Pursuant to the terms of the stock option agreement, Mr. Tick was granted options to purchase an aggregate of 150,000 shares of common stock of the Company, consisting of, an option to purchase 75,000 shares that vested in 2011 with an exercise price of $5.00 per share, and an option to purchase 75,000 shares that vested in 2012 with an exercise price of $7.00 per share. Each of these options expires three years after their respective vesting dates.

According to the stock option agreement, in the event Mr. Tick’s employment with the Company is terminated for any reason except for death or disability, he may exercise these options only to the extent that these options would have been exercisable on the termination date and no later than three months after the termination date. If Mr. Tick’s employment is terminated because of his death or disability, these options may be exercised only to the extent that these options would have been exercisable by Mr. Tick on the termination date and must be exercised by Mr. Tick no later than twelve months after the termination date. If the employment is terminated for cause as defined in the stock option agreement, these options will terminate immediately. In no event will these options be exercised later than December 31, 2015. As of December 31, 2014, a total of 75,000 options granted on July 16, 2010, which vested on or before December 31, 2011, had expired.

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

On August 8, 2013, the Company entered into a stock option agreement with Mr. Tick, under the Company’s 2009 Equity Incentive Plan. Pursuant to the terms of the stock option agreement, Mr. Tick was granted options to purchase an aggregate of 75,000 shares of common stock of the Company, consisting of, an option to purchase 37,500 shares that vested in November 15, 2013 with an exercise price of $0.83 per share, and an option to purchase 37,500 shares that vested in April 15, 2014 with an exercise price of $0.83 per share. Each of these options expires three years after their respective vesting dates.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

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

Expected volatility	73%
Expected dividend	0%
Expected terms (in year)	1
Risk-free rate	0.12%

A summary of options issued and outstanding at December 31, 2014 and the movements during the two years then ended are as follows:

		Weighted-
	Number of	Average	Aggregate	Weighted- Average
	Underlying	Exercise Price	Intrinsic	Contractual Life
	Shares	Per Share	Value (1)	Remaining in Years

Outstanding at January 1, 2013	150,000	$3.50	-	2.25
Granted	75,000	$0.83	$96,750	3.08
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited			-
Outstanding at December 31, 2013	225,000	$2.61	$96,750	1.86
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(75,000)	$3.50	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2014	150,000	$2.17	$57,000	1.41
Exercisable at December 31, 2014	150,000	$2.17	$57,000	1.41

(1)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on December 31, 2014. The intrinsic value of a stock option is the excess of the Company’s closing stock price on December 31, 2014 of $1.59 per share over the exercise price $0.83 per share, multiplied by the number of shares subject to the option.

The Company recognized compensation expense of $7,371 and $ 10,179 in relation to the options granted to Mr. Tick for the years ended December 31, 2014 and 2013, respectively.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

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

On August 8, 2013, the Company entered into a restricted shares grant agreement (the "Third Restricted Shares Grant Agreement") under the Company’s Plan with Mr. Tick. Pursuant to the terms of the Third Restricted Shares Grant Agreement, the Company granted to Mr. Tick 75,000 restricted shares (the “Restricted Shares”) of the Company’s common stock subject to the vesting schedule therein. If Mr. Tick’s service with the Company ceases for any reason other than Mr. Tick’s (a) death, (b) disability, (c) retirement, or (d) termination by the Company without cause, any unvested restricted shares will be automatically forfeited to the Company. The Third Restricted Shares vested under the following schedule: 37,500 shares vested on November 15, 2013 and 37,500 shares vested on April 15, 2014.

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

Accordingly, the Company recognized compensation expense of $25,896 and $111,771, related to the restricted shares granted to Mr. Tick for the years ended December 31, 2014 and 2013, respectively, based on the estimated grant-date fair value of the Company’s common stock of $0.83 on August 8, 2013, $1.15 on November 26, 2012 and $3.00 on July 16, 2010.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

NOTE 12           SHARE-BASED COMPENSATION (CONTINUED)

Restricted shares granted to Employees

On November 15, 2013, the Company entered into a restricted shares grant agreement (the “Restricted Shares Grant Agreement”) under the Company’s Plans with eight employees. Pursuant to the terms of the Restricted Shares Grant Agreement, the Company granted to these employees a total of 350,000 restricted shares to the Company’s common stock subject to the vesting schedule therein. If these employees’ service with the Company ceases for any reason other than these employees’ (a) death, (b) disability, (c) retirement, or (d) termination by the Company without cause, any unvested restricted shares will be automatically forfeited to the Company. The Restricted Shares vested immediately upon grant, on November 15, 2013. The Company did not grant any restricted shares to employees in 2014.

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

Accordingly, the Company recognized compensation expense of $612,500 related to the restricted shares granted to these employees for the year ended December 31, 2013, based on the estimated grant-date fair value of the Company’s common stock of $1.75 on November 15, 2013.

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

Accordingly, the Company recognized a total compensation expense of $103,818 and $66,946 related to the restricted shares granted to the directors for the years ended December 31, 2014 and 2013, respectively, based on the estimated grant-date fair values of the Company’s common stock of $1.15 on November 26, 2012 and $2.05 on August 15, 2014.

Unregistered shares granted to consultant

On August 3, 2013, the Company entered into an investor relations agreement (the “Agreement”) under the Company’s Plans with a consultant. Pursuant to the terms of the Agreement, the Company granted a total of 25,000 unregistered shares to the Company’s investor relations consultant for consulting services provided by the consultant during the period August 2013 to June 2014. The Company issued 15,000 shares on September 16, 2013 (vesting date) and issued another 10,000 unregistered shares on Jan 1, 2014. The Company recognized total compensation expense of $23,746 and $17,804 for the year ended December 31, 2014 and 2013, based on the fair values of the Company’s common stock of US$1.05 on September 16, 2013 for the 15,000 shares issued and the fair value of the Company’s common stock of $2.58 on January 1, 2014 for the 10,000 shares issued. Pursuant to the terms of the Agreement, if during any three-month period, the Average Closing Price is $2.00 per share or greater, the Company shall issue 12,500 (twelve thousand five hundred) Incentive Shares to the consultant. During the first three-month period of 2014, the Average Closing Price is $2.84 per share. The Company then issued 12,500 shares to the consultant on April 2, 2014. The Company recognized total compensation expense of $29,625 and nil for the years ended December 31, 2014 and 2013, respectively, based on the fair values of the Company’s common stock of US$2.37 on April 2, 2014 for the 12,500 shares issued.

On August 15, 2014, the Company and American Capital Ventures (the “Consultant”) entered into an Investor Relations Agreement (the “2014 Agreement”). The Company retained the Consulting Services provided by the Consultant from August 15, 2014 to June 30, 2015. Pursuant to the terms of the 2014 Agreement, the Company has agreed to issue up to 60,000 shares of unregistered common stock to the consultant and its designee, among which 20,000 shares were earned and vested as of August 18, 2014. During the service period, the consultant is entitled to receive additional 15,000 unregistered shares of common stock if the average closing price of the common stock as reported on the Over-the Counter Bulletin Board or any other market on which the common stock is listed or quoted for trading on the date in question (the “Average Closing Price”) is at or above $3.00 but lower than $4.00. The consultant is entitled to receive further 25,000 unregistered shares of common stock if the Average Closing Price is $4.00 per share or greater and the company qualifies, files and is approved for a NASDAQ uplisting. The Company recognized total compensation expense of $39,000 and $nil for the years ended December 31, 2014 and 2013, respectively, based on the fair values of the Company’s common stock of US$1.95 on September 22, 2014 for the 20,000 shares issued.

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
For the Years Ended December 31, 2014 and 2013

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

Daqing Shuaiyi, Harbin Shuayi and Heilongjiang Shuaiyi are subject to an EIT rate of 25% for the years ended December 31, 2014 and 2013. No provision for PRC taxes was made for Heilongjiang Shuaiyi which had no taxable income in the PRC.

Harbin Baixin has been subject to an EIT rate of 25% since its incorporation. No provision for PRC taxes was made as Harbin Baixin had no taxable income in the PRC.

No provision for other overseas taxes is made as none of Nutrastar, New Resources and Oriental Global has any taxable income in the U.S., British Virgin Islands or Hong Kong, respectively.

The Company’s income tax expense consisted of:

	Year ended December 31,
	2014	2013
Current income tax – PRC	$7,870,214	$7,812,222
Deferred	-	-
	$7,870,214	$7,812,222

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2014	2013

Pre-tax income	$30,589,988	29,982,592

U.S. federal corporate income tax rate	34%	34%
Income tax computed at U.S. federal corporate income tax rate	$10,400,596	$10,194,081
Reconciling items:
Change in valuation allowance	323,009	542,884
Change in fair value of warrants	-	(59)
Rate differential for PRC earnings	(2,823,227)	(2,830,539)
Non-deductible expenses and non-reportable income	(30,164)	(94,145)
Effective tax expense	$7,870,214	$7,812,222

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

NOTE 13           INCOME TAXES (CONTINUED)

The Company had deferred tax assets as follows:

	December 31, 2014	December 31, 2013

Net operating losses carried forward	$2,122,634	$1,799,625
Less: Valuation allowance	(2,122,634)	(1,799,625)
Net deferred tax assets	$-	$-

As of December 31, 2014 and 2013, Nutrastar had $6,072,219 and $5,293,016, respectively, of net operating loss carry forwards available to reduce future taxable income which will expire in various years through 2030. The Company's VIE entity, Heilongjiang Shuaiyi, had $232,320 net operating loss carry forwards as of December 31, 2014 available to offset future taxable income which will expire in various years through 2019.  Management believes it is more-likely-than-not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of December 31, 2014 and 2013, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended December 31, 2014 and 2013, and no provision for interest and penalties is deemed necessary as of December 31, 2014 and 2013.

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

NOTE 14           EARNINGS PER SHARE

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the two years presented:

	Years ended December 31,
	2014	2013
Income available to common stockholders:
- Net income	$22,719,774	$22,170,370
Less: Preferred stock dividend	(174,245)	(229,513)
Income available to common stockholders (Basic)	$22,545,529	$21,940,857
Add: Preferred stock dividend	174,245	229,513
Income available to common shareholders (Diluted)	22,719,774	22,170,370
Weighted average number of shares:
- Basic	16,827,010	15,949,537
- Effect of dilutive preferred stock	806,287	1,128,406
- Effect of dilutive restricted stock units	3,971	3,878
- Effect of dilutive options	62,321	7,639
- Diluted	17,699,589	17,089,460
Net income per share
- Basic	$1.34	$1.38
- Diluted	$1.28	$1.30

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

NOTE 14           EARNINGS PER SHARE (CONTINUED)

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding to assume the issuance of all dilutive potential common shares upon conversion.

The diluted earnings per share calculation for the year ended December 31, 2014 did not include management options and contingent unregistered shares to purchase up to 75,000 shares and 40,000 shares of common stock, respectively, because their effect was anti-dilutive.

The diluted earnings per share calculation for the year ended December 31, 2013 did not include warrants, management options and restricted shares to purchase up to 1,088,501 shares, 150,000 shares and 50,000 shares of common stock, respectively, because their effect was anti-dilutive.

NOTE 15           RELATED PARTY TRANSACTIONS

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:-

(a)	Due to related parties

	December 31, 2014	December 31, 2013

Due to Ms. Lianyun Han, Chairperson, CEO and President of the Company	$511,054	$265,223

The amount due to Ms. Han was non-interest bearing, unsecured and without a fixed repayment date. The balance was mainly for the payment of US$ denominated expenses.

(b)	Lease of land

For the years ended December 31, 2014 and 2013, the Company paid rental expense of $59,078 and $58,370, respectively, for the land leased from Heilongjiang Shuaiyi Technology Development Co., Ltd. (“Shuaiyi Technology”). Shuaiyi Technology and the Company are under common control and management.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

NOTE 16           CONCENTRATION RISK

a)           Concentration of credit risk

As of December 31, 2014 and 2013, approximately 99.9% and 99.8%, respectively of the Company’s cash including cash on hand and deposits in accounts are maintained with one financial institution within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover such bank deposits in the event of bank failure. However, the Company has not experienced any losses in this financial institution and monitors the soundness and the credit ratings of this financial institution on a periodic basis, thus believes it is currently not exposed to any material risks on its bank deposits in bank accounts with this financial institution.

For the years ended December 31, 2014 and 2013, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of December 31, 2014 and 2013 also arose in the PRC.

The following individual customer accounted for 10% or more of the Group’s revenues for the years ended December 31, 2014 and 2013:

	2014	2013
Lai En Century Co. Ltd	26%	24%

Individual customer accounts receivable that represented 10% or more of total accounts receivable as of December 31, 2014 and 2013 were as follows:

	Percentage of accounts receivable as of
	December 31, 2014	December 31, 2013
Great Northern Wilderness Grain and Oil Warehouse Market	55.4%	30.0%
Shandong Province, Linyi City Hong Yun Commodity	17.3%	27.5%
Dalian Exalts Trade Co., Ltd	15.5%	-
Shenyang Wellhope Group	11.8%	-

For the years ended December 31, 2014 and 2013, all of the Company’s purchases arose in the PRC. In addition, all accounts payable as of December 31,2014 and 2013 also arose in the PRC.

The following suppliers accounted for 10% or more of the Company’s procurement for the years ended December 31, 2014 and 2013:

	2014	2013
Harbin Zijiang Packing Co., Ltd	27.3%	-
Zhangjiagang Nong Nong Drinking and Food Co. Ltd	23.3%	20.9%
Harbin Reservation During The Oil Co. Ltd.	20.5%	23.1%

No individual supplier accounted for 10% or more of total accounts payable as of December 31, 2014 and 2013.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

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

NOTE 17           COMMITMENTS AND CONTINGENCIES

(a)           Operating leases

The Company has entered into tenancy agreements for the leases of an exhibition hall and land with a third party and a related company, Shuaiyi Technology (see 15(b)), respectively, for the purposes of the operation of its VIEs. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of December 31, 2014 are as follows:

Year ending December 31,	Related Parties	Non-related	Total
		Parties
2015	$59,078	$14,300	$73,378
2016	59,078	-	59,078
2017	59,078	-	59,078
2018	59,078	-	59,078
2019	59,078		59,078
Thereafter	668,737	-	668,737

Total	$964,127	$14,300	$978,427

During the years ended December 31, 2014 and 2013, rental expenses under operating leases amounted to $100,602 and $117,664, respectively.

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
For the Years Ended December 31, 2014 and 2013

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

During the years ended December 31, 2014 and 2013, all of the Company’s operations were carried out in one geographical segment - China.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

NOTE 18           SEGMENT INFORMATION (CONTINUED)

The Company’s segment revenue and results for the years ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31, 2014
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$37,050,283	$4,004,030	$2,273,905	$-	$43,328,218

Segment income before income taxes	$29,631,402	$1,754,050	$222,893	$(1,018,357)	$30,589,988
Income before income taxes					$30,589,988

Segment assets	$140,444,763	$62,276	$1,538,150	$1,753,907	$143,799,096
Total assets					$143,799,096

Other segment information:
Depreciation and amortization	$1,373,914	$5,562	1,391	$104,172	$1,485,039
Expenditure for segment assets	$-	$-	$-	$-	$-

		Year Ended December 31, 2013
				Organic and
		Cordyceps		Specialty Food	Corporate
		Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers		$33,685,828	$7,474,342	$2,188,819	$-	$43,348,989

Segment income before income taxes		$26,860,209	$4,495,175	$276,024	$(1,648,816)	29,982,592
Income before income taxes						29,982,592

Segment assets		$117,852,173	$62,501	$1,313,194	$2,009,085	$121,236,953
Total assets						$121,236,953

Other segment information:
Depreciation and amortization		$1,362,832	$5,517	$1,379	$103,768	$1,473,496
Expenditure for segment assets	$		$-	$-	$-	$-

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

NOTE 19           RESTRICTED NET ASSETS

The Company’s operations are primarily conducted through its VIEs, Daqing Shuaiyi and Harbin Shuaiyi. Daqing Shuaiyi and Harbin Shuaiyi may only pay dividends out of its retained earnings determined in accordance with the accounting standards and regulations in the PRC and after it has met the PRC requirements for appropriation to statutory reserves (see Note 11).

In addition, Daqing Shuaiyi and Harbin Shuaiyi’s businesses and assets are primarily denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires; submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts. These currency exchange control procedures imposed by the PRC government authorities may restrict the ability of Daqing Shuaiyi and Harbin Shuaiyi to transfer their net assets to the Company through loans, advances or cash dividends, which consisted of paid-up capital, retained earnings and statutory reserves and which aggregate amount of approximately RMB830 million (or $136 million) exceeded 25% of the Company’s consolidated net assets. Accordingly, condensed parent company financial statements have been prepared in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X.

These supplemental condensed parent company financial statements should be read in conjunction with the notes to the Company’s Consolidated Financial Statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

As of December 31, 2014 and 2013, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any.

Condensed Balance Sheets

		As of December 31,
		2014		2013
ASSETS
Other receivables		$-		$-
Restricted cash		-		-
Interests in subsidiaries		139,668,663		117,078,904
Total assets		$139,668,663		$117,078,904
LIABILITIES
Current liabilities:
Warrant liabilities	$		$
Preferred stock dividend payable		690,662		738,903
Other payables and accruals		119,494		154,303
Total liabilities		810,156		893,206
Stockholders’ equity
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 77,776 shares and 110,066 shares issued and outstanding, respectively; aggregate liquidation preference amount:$2,177,728 and $3,081,848, plus accrued but unpaid dividend of $690,662 and $738,903, at December 31, 2014 and 2013, respectively		1,773,772		2,510,183
Common stock, $0.001 par value, 190,000,000 shares authorized, 16,953,541 shares issued and 16,909,986 shares outstanding at December 31, 2014; 16,421,161 shares issued and 16,377,606 shares outstanding at December 31, 2013		16,954		16,422
Additional paid-in capital		21,122,372		19,934,551
Treasury stock, at cost, 43,555 shares as of December 31, 2014 and 2013		(78,767)		(78,767)
Retained earnings		107,772,341		85,226,812
Accumulated other comprehensive income		8,251,835		8,576,497
Total stockholders’ equity		138,858,507		116,185,698
Total liabilities and stockholders’ equity		$139,668,663		$117,078,904

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013

NOTE 19           RESTRICTED NET ASSETS (CONTINUED)

Condensed Statement of Income and Comprehensive Income

		Year ended December 31,
		2014		2013

NET REVENUE	$	−	$	−
Administrative expenses		(779,203)		(1,468,040)
Changes in value of warrants		−		173
Income tax		−		−
Equity income of subsidiaries		23,498,977		23,638,237
Net income		$22,719,774		$22,170,370

Condensed Statement of Cash Flows

		Year ended December 31,
		2014		2013

Net cash used in operating activities		$(584,556)		$(621,107)
Net cash provided by investing activities		584,556		621,107
Net cash provided by financing activities		−		−
Cash, beginning of year		−		−
Cash, end of year	$	−	$	−

NOTE 20           SUBSEQUENT EVENTS

In accordance with authoritative guidance, we have evaluated any events or transactions occurring after December 31, 2014, the consolidated balance sheet date, through the date of filing of this report and note that there have been no such events or transactions that would require recognition or disclosure in the consolidated financial statements as of and for year ended December 31, 2014, except as disclosed below:

(i)

On February 6, 2015, a holder of the Company Series A Convertible Preferred Stock converted $98,000 Stated Value of such Preferred Stock and $31,935 Preferred Stock dividends, at a conversion price of $28 per share and 1 for 10 conversion ratio, into a total of 46,410 shares of the Company’s common stock.

(ii)	On March 3, 2015, we issued 40,000 shares of the Company’s common stock for the vested restricted stocks to our Board members.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on May 19, 2009 [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 26, 2009].

3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 11, 2010 [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 14, 2010].

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

Exhibit No.	Description

10.31

Restricted Shares Grant Agreement, dated November 26, 2012, by and between the Company and Mr. Fearon. [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 29, 2012].

10.32
Amendment No. 2 to the Employee Labor Agreement, dated August 8, 2013 , by and between the Company and Robert Tick [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 12, 2013]

10.33
Amendment No. 3 to the Employee Labor Agreement, dated August 12, 2014 , by and between the Company and Robert Tick [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 13, 2014]

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