Form 10-Q
period 2015-03-31
Nutrastar International Inc.
filed 2015-05-15
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]      No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2015 is as follows:

Class of Securities	Shares Outstanding
Common stock, $0.001 par value	16,996,396

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$127,914,281	$126,542,564
Accounts receivable	49,495	93,066
Inventories	1,380,675	635,409
Prepayments and other receivables	1,141,526	1,489,800
Deferred tax asset (VAT)	247,761	-
Total current assets	130,733,738	128,760,839
OTHER ASSETS
Intangible assets, net	488,857	613,315
Property, plant and equipment, net	14,124,892	14,424,942

Total assets	$145,347,487	$143,799,096

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Other payables and accruals	$955,592	$990,290
Taxes payable	1,280,708	2,748,583
Due to a related party	515,631	511,054
Preferred stock dividend payable	700,606	690,662
Total current liabilities	3,452,537	4,940,589
Total liabilities	3,452,537	4,940,589
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 74,276 shares and 77,776 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively; aggregate liquidation preference amount: $2,079,728 and $ 2,177,728, plus accrued but unpaid dividend of $700,606 and $690,662, at March 31, 2015 and December 31, 2014, respectively	1,693,950	1,773,772
Common stock, $0.001 par value, 190,000,000 shares authorized, 17,039,951 shares issued and 16,996,396 shares outstanding at March 31, 2015; 16,953,541 shares issued and 16,909,986 shares outstanding at December 31, 2014	17,040	16,954

Additional paid-in capital	21,274,427	21,122,372
Statutory reserves	4,989,033	4,989,033
Treasury stock, at cost, 43,555 shares as of March 31, 2015 and December 31, 2014	(78,767)	(78,767)
Retained earnings	106,272,606	102,783,308
Accumulated other comprehensive income	7,726,661	8,251,835
Total stockholders' equity	141,894,950	138,858,507

Total liabilities and stockholders' equity	$145,347,487	$143,799,096

See accompanying notes to condensed consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months Ended March 31,
	2015	2014

REVENUE	$7,042,327	$6,866,681

Cost of goods sold	(1,584,260)	(1,628,254)

GROSS PROFIT	5,458,067	5,238,427

Selling expenses	(297,625)	(247,063)
General and administrative expenses	(491,283)	(673,015)

Income from operations	4,669,159	4,318,349

Other income (expenses):
Interest income	111,407	91,858
Foreign exchange differences	(8,071)	(18,089)
Total other income (expenses)	103,336	73,769

Income before income taxes	4,772,495	4,392,118

Provision for income taxes	(1,241,318)	(1,158,544)

NET INCOME	3,531,177	3,233,574

OTHER COMPREHENSIVE INCOME:

Foreign currency translation adjustments	(525,174)	(1,052,829)

COMPREHENSIVE INCOME	$3,006,003	$2,180,745

Earnings per share
Basic	$0.21	$0.19
Diluted	$0.20	$0.18

Weighted average number of shares outstanding
Basic	16,957,832	16,657,418
Diluted	17,737,437	17,645,322

See accompanying notes to condensed consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	Preferred Stock		Common Stock
									Accumulated
					Additional				Other
	Number		Number of		Paid-In	Treasury	Statutory	Retained	Comprehensive
	of Shares	Amount	Shares	Amount	Capital	Stock	Reserves	Earnings	Income	Total

Balance at January 1, 2015	77,776	$1,773,772	16,909,986	$16,954	$21,122,372	$(78,767)	$4,989,033	$102,783,308	$8,251,835	$138,858,507
Net income	-	-	-	-	-	-	-	3,531,177	-	3,531,177
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(525,174)	(525,174)
Preferred stock converted into common stock	(3,500)	(79,822)	35,000	35	79,787	-	-	-	-	-
Issuance of common stock for preferred stock dividend	-	-	11,410	11	31,924	-	-	-	-	31,935
Preferred stock dividend	-	-	-	-	-	-	-	(41,879)	-	(41,879)
Share-based payments to independent directors	-	-	-	-	40,384	-	-	-	-	40,384
Issuance of restricted stock to independent directors	-	-	40,000	40	(40)	-	-	-	-	-

Balance at March 31, 2015	74,276	$1,693,950	16,996,396	$17,040	$21,274,427	$(78,767)	$4,989,033	$106,272,606	$7,726,661	$141,894,950

See accompanying notes to condensed consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,531,177	$3,233,574
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	367,958	372,777
Share-based compensation expense	40,384	45,234
IR unregistered stock compensation expense	-	14,558
(Increase) decrease in assets:
Accounts receivable	43,249	(40,338)
Inventories	(748,178)	(1,046,809)
Prepayments and other receivables	342,881	526,815
Increase (decrease) in liabilities:
Other payables and accruals	(31,145)	(75,594)
Advance from related party	13,864	139,989
Taxes payable	(1,706,421)	(1,704,426)
Net cash provided by operating activities	1,853,769	1,465,780

Foreign currency translation adjustment	(482,052)	(930,431)

INCREASE IN CASH AND CASH EQUIVALENTS	1,371,717	535,349
CASH AND CASH EQUIVALENTS, at the beginning of the period	126,542,564	102,599,186

CASH AND CASH EQUIVALENTS, at the end of the period	$127,914,281	$103,134,535

NON-CASH TRANSACTIONS
Preferred stock and dividend converted into common stock	$111,757	$958,897
Preferred stock dividend payable	41,879	46,676
Share-based payment to officers and directors under equity incentive plan	40,384	45,234
Share-based payment – IR unregistered stock compensation expense	-	14,558
SUPPLEMENTAL DISCLOSURE INFORMATION
Income taxes paid	$2,247,715	$2, 355,699

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1             DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

As of March 31, 2015, details of the subsidiaries and affiliates of the Company are as follows:

	Domicile and		Percentage
	date of		of effective
Names	incorporation	Paid-up capital	ownership	Principal activities

Subsidiaries

New Zealand WAYNE’S New Resources Development Co., Ltd. (“New Resources”)	British Virgin Islands, March 13, 2008	$50,000	100%	Holding company of the other subsidiaries

Oriental Global Holdings Limited (“Oriental Global”)	Hong Kong, May 28, 2010	HK$1	100%	Holding company of Harbin Baixin

Harbin Baixin Biotech Development Co., Ltd. (“Harbin Baixin”)	People’s Republic of China (“PRC”), July 13, 2010	$3,000,000	100%	Cordyceps Militaris (aka Chinese Golden Grass) cultivation technology research and development, services and Cordyceps Militaris products wholesale

VIEs

Heilongjiang Shuaiyi New Energy Development Co., Ltd. (“Heilongjiang Shuaiyi”)	PRC, July 11, 2006	RMB60,000,000	100%	Principally engaged in investment and property holding

Daqing Shuaiyi Biotech Co. Ltd. (“Daqing Shuaiyi”)	PRC, August 8, 2005	RMB50,000,000	100%	Growing and sales of Cordyceps Militaris, which is widely used for Chinese medicine, and functional health beverages

Harbin Shuaiyi Green and Specialty Food Trading LLC (“Harbin Shuaiyi”)	PRC, May 18, 2001	RMB1,500,000	100%	Sales of organic and specialty food products

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

Use of estimates
The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the periods ended March 31, 2015 and 2014 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments.

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

Research and development costs
Research and development costs are expensed as incurred, and are charged to general and administrative expenses. Research and development costs were $39,834 and $39,982 for the three months ended March 31, 2015 and 2014, respectively.

Advertising costs
The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were nil for the three months ended March 31, 2015 and 2014.

Shipping and handling costs
Substantially all costs of shipping and handling of products to customers are included in selling expense. Shipping and handling costs were insignificant.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	March 31, 2015	December 31, 2014
Balance sheet items, except for equity accounts	US$1=RMB6.1422	US$1=RMB6.1190

	Three months ended March 31,
	2015	2014
Items in the statements of income and cash flows	US$1=RMB6.1380	US$1=RMB6.1180

\No representation is made that the RMB amounts could have been, or could be, converted into US Dollars at the above rates. The value of RMB against US dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US Dollar reporting.

Segment reporting
The Company follows FASB ASC Topic 280, “Segment Reporting”, which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and evaluating their performance.

The Company believes that during the three months ended March 31, 2015 and 2014, it operated in three business segments – growing and sales of Cordyceps Militaris, which is widely used for Chinese medicine, manufacturing and sale of functional health beverages featuring the Cordyceps Militaris as a core ingredient, and sales of organic and specialty products. The manufacturing and sale of Cordyceps Militaris functional health beverages was launched in the fourth quarter of 2010.

Throughout the three months ended March 31, 2015 and 2014, all of the Company’s operations were carried out in one geographical segment - China.

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

Recent accounting pronouncements
In April 2014, the FASB issued ASU 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal that “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods.. The adoption of the provisions in ASU 2014-08 did not have an impact on the Company’s consolidated financial statements.

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

In February 2015, the FASB issued ASU 2015-02 "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of the adoption of ASU 2015-02 on its consolidated financial statements.

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

There was no asset or liability measured at fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014.

NOTE 4             ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	March 31, 2015	December 31, 2014
Accounts receivable	$49,495	$93,066
Less: Allowance for doubtful debts	-	-
Accounts receivable, net	$49,495	$93,066

No allowance was deemed necessary as of March 31, 2015 and December 31, 2014.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5             INVENTORIES

Inventories by major categories are summarized as follows:

	March 31, 2015	December 31, 2014

Raw materials	$217,086	$169,025
Work in progress	707,449	432,322
Finished goods	456,140	34,062

Total	$1,380,675	$635,409

NOTE 6             PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	March 31, 2015	December 31, 2014

Prepayments for raw material purchasing	$1,124,594	$1,470,434
Other receivables, net of $nil allowance	16,932	19,366

	$1,141,526	$1,489,800

NOTE 7             INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	March 31, 2015	December 31, 2014

Computer software, cost	$1,617	$1,623
Exclusive right to use a secret process, cost	4,886,205	4,904,731
Less: Accumulated amortization	(4,398,965)	(4,293,039)

	$488,857	$613,315

In April 2006, the Company purchased from a third party a ten-year exclusive right to use a secret process and method in the cultivation and growing of Cordyceps Militaris, which is widely used for traditional Chinese medicine, for a cash consideration of RMB30,000,000, payable over five years. The exclusive right is amortized over its term of ten years using the straight-line method.

Amortization expense was $122,226 and $122,625 for the three months ended March 31, 2015 and 2014, respectively. The estimated expense of the intangible assets over each of the next two years will be:

Remainder of fiscal 2015	$366,427
Fiscal 2016	122,430

$488,857

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8             PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31, 2015	December 31, 2014
Cost:
Buildings	$19,637,709	$19,712,166
Office equipment	28,998	29,108
Machinery	136,799	137,317
Motor vehicles	118,366	118,815
Total cost	19,921,872	19,997,406
Less: Accumulated depreciation	(5,796,980)	(5,572,464)
Net book value	$14,124,892	$14,424,942

Depreciation expense for the three months ended March 31, 2015 and 2014 was $245,732 and $250,152, respectively.

NOTE 9             OTHER PAYABLES, ACCRUALS AND TAXES PAYABLE

Other payables and accruals consisted of the following:

	March 31, 2015	December 31, 2014
Accrued staff costs	$880,473	$943,700
Other payables	75,119	46,590
	$955,592	$990,290

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

Taxes payable consisted of the following:

	March 31, 2015	December 31, 2014
Value added tax	$-	$423,818
Income tax	1,193,205	2,207,274
Others	87,503	117,491
	$1,280,708	$2,748,583

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

Movements of Series A Preferred Stock for the three months ended March 31, 2015 and 2014 are as below:

		Private Placement on
	Number of Shares	June 7, 2010	June 28, 2010	Total

Balance at January 1, 2015	77,776	$1,521,171	$252,601	$1,773,772
Preferred stock converted into common stock	(3,500)	(79,822)	-	(79,822)
Balance at March 31, 2015	74,276	$1,441,349	$252,601	$1,693,950

		Private Placement on
	Number of Shares	June 7, 2010	June 28, 2010	Total

Balance at January 1, 2014	110,066	$2,030,706	$479,477	$2,510,183
Preferred stock converted into common stock	(32,290)	(509,535)	(226,876)	(736,411)
Balance at March 31, 2014	77,776	$1,521,171	$252,601	$1,773,772

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10           STOCKHOLDERS’ EQUITY (CONTINUED)

Preferred Stock (Continued)

During the three months ended March 31, 2015 and 2014, 3,500 shares and 32,290 shares of Series A Preferred Stock were converted into 35,000 shares and 322,900 shares of common stock, at a 1 for 10 ratio. In addition, during the three months ended March 31, 2015 and 2014, 11,410 shares and 79,480 shares of common stock were issued to the investors as settlement of stock dividends of $31,935 and $222,486, respectively.

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

NOTE 12           SHARE-BASED COMPENSATION

The Company was authorized to issue an aggregate of 2,500,000 shares of its common stock under the 2009 Equity Incentive Plan (“Plan”) as equity awards of incentive stock options, non-statutory stock options, restricted stock, and other equity incentives to employees, officers, directors and consultants. The Plan expires in 2019 and as of March 31, 2015, there were 470,000 shares of common stock available for grant pursuant to the Plan.

Stock options granted to Management

On July 16, 2010, the Company entered into a stock option agreement with Mr. Robert Tick (“Mr. Tick”), the Chief Financial Officer of the Company, under the Company’s 2009 Equity Incentive Plan.(“the Plan”). Pursuant to the terms of the stock option agreement, Mr. Tick was granted options to purchase an aggregate of 150,000 shares of common stock of the Company, consisting of, an option to purchase 75,000 shares that would vest in 2011 with an exercise price of $5.00 per share, and an option to purchase 75,000 shares that would vest in 2012 with an exercise price of $7.00 per share. Each of these options expires three years after their respective vesting dates. The Compensation Committee of the Board approved the repricing of the options on January 24, 2011 to an exercise price of $3.50 per share which was higher than the closing price of the Company’s common stock on the OTC Bulletin Board on the date of repricing and the vesting schedules of the outstanding options granted were changed to a semi-annual basis.

According to the stock option agreement, in the event Mr. Tick’s employment with the Company is terminated for any reason except for death or disability, he may exercise these options only to the extent that these options would have been exercisable on the termination date and no later than three months after the termination date. If his employment is terminated due to his death or disability, these options may be exercised only to the extent that these options would have been exercisable by Mr. Tick on the termination date and must be exercised by Mr. Tick no later than twelve months after the termination date. If the employment is terminated for Cause as defined in the stock option Agreement, these options will terminate immediately. In no event will these options be exercised later than December 31, 2015. As of March 31, 2015, a total of 75,000 options granted on July 16, 2010, which vested on or before December 31, 2011, had expired.

On August 8, 2013, the Company entered into a stock option agreement with Mr. Tick, under the Plan. Pursuant to the terms of the stock option agreement, Mr. Tick was granted options to purchase an aggregate of 75,000 shares of common stock of the Company, consisting of, an option to purchase at an exercise price of $0.83 per share, 37,500 shares that would vest in November 15, 2013, and an option to purchase 37,500 shares that would vest in April 15, 2014. Each of these options expires three years after their respective vesting dates.

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

Expected volatility	73%
Expected dividend	0%
Expected terms (in year)	1
Risk-free rate	0.12%

A summary of options issued and outstanding at March 31, 2015 and the movements since January 1, 2014 to March 31, 2015 are as follows:

		Weighted-
	Number of	Average	Aggregate	Weighted- Average
	Underlying	Exercise Price	Intrinsic	Contractual Life
	Shares	Per Share	Value (1)	Remaining in Years

Outstanding at January 1, 2014	225,000	$2.61	$96,750	1.86
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(75,000)	$3.50	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2014	150,000	$2.17	$57,000	1.41
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2015	150,000	$2.17	$5,250	1.17
Exercisable at March 31, 2015	150,000	$2.17	$5,250	1.17

(1)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on March 31, 2015. The intrinsic value of a stock option is the excess of the Company’s closing stock price on March 31, 2015 of $0.90 per share over the exercise price $0.83 per share, multiplied by the number of shares subject to the option.

The Company recognized compensation expense of nil and $6,318 in relation to the options granted to Mr. Tick for the three months ended March 31, 2015 and 2014, respectively.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12           SHARE-BASED COMPENSATION (CONTINUED)

Restricted shares granted to Management

On August 8, 2013, the Company entered into a restricted shares grant agreement (the "Third Restricted Shares Grant Agreement") under the Company’s Plan with Mr. Tick. Pursuant to the terms of the Third Restricted Shares Grant Agreement, the Company granted to Mr. Tick 75,000 restricted shares (the “Restricted Shares”) of the Company’s common stock. If Mr. Tick’s service with the Company ceases for any reason other than Mr. Tick’s (a) death, (b) disability, (c) retirement, or (d) termination by the Company without cause, any unvested restricted shares will be automatically forfeited to the Company. The Third Restricted Shares vested under the following schedule: 37,500 shares vest on November 15, 2013 and 37,500 shares vest on April 15, 2014.

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

Accordingly, the Company recognized compensation expense of nil and $22,410, related to the restricted shares granted to Mr. Tick for the three months ended March 31, 2015 and 2014, respectively, based on the estimated grant-date fair value of the Company’s common stock of $0.83 on August 8, 2013.

Restricted shares granted to independent directors

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

The restricted shares granted to independent directors will vest in equal installments on a semi-annual basis over a two-year period. If the independent director’s service with the Company ceases for any reason other than the independent director’s (a) death, (b) disability, (c) retirement, or (d) termination by the Company without cause, any unvested restricted shares will be automatically forfeited to the Company. On February 15, 2015, 10,000 restricted shares to each independent director were vested, the Company issued a total of 40,000 restricted shares to the four independent directors accordingly.

Accordingly, the Company recognized a total compensation expense of $40,384 and $16,506 related to the restricted shares granted to the directors for the three months ended March 31, 2015 and 2014, respectively, based on the estimated grant-date fair values of the Company’s common stock of $1.15 per share on November 26, 2012 and $2.05 on August 15, 2014.

Unregistered shares granted to consultant

On August 3, 2013, the Company entered into an investor relations agreement (the “Agreement”) under the Company’s Plans with a consultant. Pursuant to the terms of the Agreement, the Company would grant a total of 25,000 unregistered shares to the Company’s investor relations consultant for consulting services provided by the consultant during the period August 2013 to June 2014. The Company issued 15,000 shares on September 16, 2013 (vesting date) and issued another 10,000 unregistered shares on Jan 1, 2014. The Company recognized total compensation expense of $23,746 and $17,804 for the year ended December 31, 2014 and 2013, based on the fair values of the Company’s common stock of US$1.05 on September 16, 2013 for the 15,000 shares issued and the fair value of the Company’s common stock of $2.58 on January 1, 2014 for the 10,000 shares issued. Pursuant to the terms of the Agreement, if during any three-month period, the Average Closing Price is $2.00 per share or greater, the Company shall issue 12,500 (twelve thousand five hundred) Incentive Shares to the consultant. During the first three-month period of 2014, the Average Closing Price is $2.84 per share. The Company then issued 12,500 shares to the consultant on April 2, 2014. The Company recognized total compensation expense of nil for the three months ended March 31, 2015 and 2014, respectively, based on the fair values of the Company’s common stock of US$2.37 on April 2, 2014 for the 12,500 shares issued.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12           SHARE-BASED COMPENSATION (CONTINUED)

Unregistered shares granted to consultant (continued)

On August 15, 2014, the Company and American Capital Ventures (the “Consultant”) entered into certain Investor Relations Agreement (the “2014 Agreement”). The Company retained the Consulting Services provided by the Consultant from August 15, 2014 to June 30, 2015. Pursuant to the terms of the 2014 Agreement, the Company has agreed to issue up to 60,000 shares of unregistered common stock to the consultant and its designee, among which 20,000 shares were earned and vested as of August 18, 2014. During the service period, the consultant is entitled to receive additional 15,000 unregistered shares of common stock if the average closing price of the common stock as reported on the Over-the Counter Bulletin Board or any other market on which the common stock is listed or quoted for trading on the date in question (the “Average Closing Price”) is at or above $3.00 but lower than $4.00. The consultant is entitled to receive further 25,000 unregistered shares of common stock if the Average Closing Price is $4.00 per share or greater and the company qualifies, files and is approved for a NASDAQ uplisting. The Company recognized total compensation expense of nil for the three months ended March 31, 2015 and 2014, respectively, based on the fair values of the Company’s common stock of US$1.95 on September 22, 2014 for the 20,000 shares issued.

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

Daqing Shuaiyi, Harbin Shuayi and Heilongjiang Shuaiyi are subject to an EIT rate of 25%. No provision for PRC taxes was made for Heilongjiang Shuaiyi which had no taxable income in the PRC.

Harbin Baixin has been subject to an EIT rate of 25% since its incorporation. No provision for PRC taxes was made as Harbin Baixin had no taxable income in the PRC.

No provision for other overseas taxes is made as none of Nutrastar, New Resources and Oriental Global has any taxable income in the U.S., British Virgin Islands or Hong Kong, respectively.

The Company’s income tax expense consisted of:

	For the Three Months Ended March 31,
	2015	2014

Current income tax – PRC	$1,241,318	$1,158,544
Deferred	-	-

	$1,241,318	$1,158,544

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13           INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	For the Three Months Ended March 31,
	2015	2014

Pre-tax income	$4,772,495	4,392,118

U.S. federal corporate income tax rate	34%	34%
Income tax computed at U.S. federal corporate income tax rate	1,622,648	1,493,320
Reconciling items:
Change in valuation allowance	65,556	100,772
Rate differential for PRC earnings	(443,293)	(416,045)
Non-deductible expenses and non-reportable income	(3,593)	(19,503)
Effective tax expense	$1,241,318	$1,158,544

The Company had deferred tax assets as follows:

	March 31, 2015	December 31, 2014

Net operating losses carried forward	$2,188,190	$2,122,634
Less: Valuation allowance	(2,188,190)	(2,122,634)
Net deferred tax assets	$-	$-

As of March 31, 2015 and December 31, 2014, Nutrastar had $6,225,164 and $6,072,219, respectively, of net operating loss carry forwards available to reduce future taxable income which will expire in various years through 2030. The Company’s VIE entity, Heilongjiang Shuaiyi, had $286,540 net operating loss carry forwards as of March 31, 2015 available to offset future taxable income which will be expire in various years through 2020. Management believes it is more-likely-than-not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of March 31, 2015 and December 31, 2014, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended March 31, 2015 and 2014, and no provision for interest and penalties was deemed necessary as of March 31, 2015 and December 31, 2014.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14           EARNINGS PER SHARE

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the two periods presented:

	For the Three Months Ended March 31,
	2015	2014

Income available to common stockholders:

Net income	$3,531,177	$3,233,574
Less: Preferred stock dividend	(41,879)	(46,676)
Income available to common stockholders (Basic)	$3,489,298	$3,186,898
Add: Preferred stock dividend	41,879	46,676
Income available to common shareholders (Diluted)	$3,531,177	$3,233,574

Weighted average number of shares:
- Basic	16,957,832	16,657,418
- Effect of dilutive preferred stock	756,760	893,453
- Effect of dilutive restricted stock units	-	41,394
- Effect of dilutive options	22,845	53,057
- Diluted	17,737,437	17,645,322

Net income per share
- Basic	$0.21	$0.19
- Diluted	$0.20	$0.18

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding to assume the issuance of all dilutive potential common shares upon conversion.

The diluted earnings per share calculation for the three months ended March 31, 2015 did not include management options to purchase up to 75,000 shares of common stock, respectively, because their effect was anti-dilutive.

The diluted earnings per share calculation for the three months ended March 31, 2014 did not include the management options to purchase up to 150,000 shares of common stock, because their effect was anti-dilutive.

NOTE 15           RELATED PARTY TRANSACTIONS

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:-

(a)	Due to related parties

	March 31, 2015	December 31, 2014

Due to Ms. Lianyun Han, Chairperson, CEO and President	$515,631	$511,054

The amount due to Ms. Han was non-interest bearing, unsecured and without a fixed repayment date. The balance was mainly for the payment of US$ denominated expenses.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15           RELATED PARTY TRANSACTIONS (CONTINUED)

(b)	Lease of land

For the three months ended March 31, 2015 and 2014, the Company paid rental expense of $14,714 and $14,772, respectively, for the land leased from Heilongjiang Shuaiyi Technology Development Co., Ltd. (“Shuaiyi Technology”). Shuaiyi Technology and the Company are under common control and management.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16           CONCENTRATION RISK

a)           Concentration of credit risk

As of March 31, 2015 and December 31, 2014, approximately 99.7% and 99.9%, respectively, of the Company’s cash including cash on hand and deposits in accounts are maintained with one financial institution within the PRC. To protect the interest of depositors, the PRC recently introduced deposits insurance which provides maximum compensation of RMB500,000 per depositor if a bank becomes insolvent or bankrupt. However, the Company has not experienced any losses in this financial institution and monitors the soundness and the credit ratings of this financial institution on a periodic basis, thus believes it is currently not exposed to any material risks on its bank deposits in bank accounts with this financial institution. For the three months ended March 31, 2015 and 2014, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of March 31, 2015 and December 31, 2014 also arose in the PRC.

The following individual customer accounted for 10% or more of the Group’s revenues for the three months ended March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Lai En Century Co. Ltd	41%	41%

Individual customer accounts receivable that represented 10% or more of total accounts receivable as of March 31, 2015 and December 31, 2014 were as follows:

	Percentage of accounts receivable as of
	March 31, 2015	December 31, 2014
Great Northern Wilderness Grain and Oil Warehouse Market	100%	55.4%
Shandong Province, Linyi City Hong Yun Commodity	-	17.3%
Dalian Exalts Trade Co., Ltd	-	15.5%
Shenyang Wellhope Group	-	11.8%

For the three months ended March 31, 2015 and 2014, all of the Company’s purchases arose in the PRC. In addition, all accounts payable as of March 31, 2015 and December 31, 2014 also arose in the PRC.

The following suppliers accounted for 10% or more of the Company’s procurement for the three months ended March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Zhangjiagang Nong Nong Drinking and Food Co. Ltd	32.4%	23.3%
Harbin Zijiang Packing Co., Ltd	22.8%	27.3%
Harbin Reservation During The Oil Co. Ltd	21.1%	20.5%

No individual supplier accounted for 10% or more of total accounts payable as of March 31, 2015 and 2014.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17           COMMITMENTS AND CONTINGENCIES

(a)           Operating leases

The Company has entered into tenancy agreements for the leases of an exhibition hall and land with a third party and a related company, Shuaiyi Technology (see 15(b)), respectively, for the purposes of the operation of its VIEs. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of March 31, 2015 are as follows:

	Related Parties	Non-related Parties	Total
Remainder of fiscal year ending December 31, 2015	44,141	8,547	52,688
Fiscal year ending December 31, 2016	58,855	-	58,855
Fiscal year ending December 31, 2017	58,855	-	58,855
Fiscal year ending December 31, 2018	58,855	-	58,855
Fiscal year ending December 31, 2019	58,855	-	58,855
Thereafter	666,211	-	666,211

Total	$945,772	$8,547	$954,319

During the three months ended March 31, 2015 and 2014, rental expenses under operating leases amounted to $20,412 and $24,784, respectively.

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

During the three months ended March 31, 2015 and March 31, 2014, all of the Company’s operations were carried out in one geographical segment - China.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18           SEGMENT INFORMATION (CONTINUED)

The Company’s segment revenue and results for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31, 2015
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$6,168,945	$290,047	$583,335	$-	$7,042,327

Segment income before income taxes	$4,882,907	$39,077	$59,391	$(208,880)	$4,772,495

Segment assets	$141,809,496	$59,571	$1,727,937	$1,750,483	$145,347,487

Other segment information:
Depreciation and amortization	$340,295	$1,392	$1,392	$24,879	$367,958
Expenditures for segment assets	$-	$-	$-	$-	$-

	Three Months Ended March 31, 2014
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$6,061,663	$235,052	$569,966	$-	$6,866,681

Segment income before income taxes	$4,607,334	$42,349	$64,165	$(321,730)	$4, 392,118

Segment assets	$118,462,826	$61,941	$1,364,405	$1,902,415	$121,791,587

Other segment information:
Depreciation and amortization	$345,570	$698	$1,396	$25,113	$372,777
Expenditures for segment assets	$-	$-	$-	$-	$-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of the Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2014 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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
  “U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States; and
  “VIE Entities” means our consolidated variable interest entities, including Heilongjiang Shuaiyi New Energy Development Co., Ltd. and its subsidiaries as depicted in our organizational chart included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview of Our Business

We are a leading China based producer and supplier of premium branded consumer products including commercially cultivated Cordyceps Militaris, organic and specialty food products and functional health beverages.

Our primary product is Cordyceps Militaris, which is a species of parasitic fungus that is typically found in north-eastern China. It is a precious ingredient in traditional Chinese medicine, as Cordyceps Militaris is widely believed in China to offer high medical and health benefits by nourishing the yin, boosting the yang, and invigorating the meridians of the lungs and kidneys. According to Georges Halpern's Healing Mushrooms, certain research has shown that Cordyceps Militaris may boost the immune system, and can be used as a supplement for combating certain effects of fatigue and aging, the occurrences of certain tumors, and combating arteriosclerosis and certain gastrointestinal disorders, as well as reducing blood pressure. In addition, Cordyceps Militaris has significantly high economic values and according to Halpern, wild Cordyceps Militaris can cost as much as $10,000 per kilogram. Due to the extremely sensitive growing conditions of Cordyceps Militaris, it is very difficult to grow the plant in a man-made environment. After several years of laboratory tests, we developed a technology to commercially grow and produce Cordyceps Militaris in 2006. Through our VIE entity, Daqing Shuaiyi, we generated 87.6% and 88.3% of our revenues from Cordyceps Militaris for the first quarter of 2015 and 2014, respectively. We plan to continue to focus on Cordyceps Militaris related based consumer products, which is our fastest growing product line with the greatest market demand and a significantly higher profit margin.

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

First Quarter Financial Performance Highlights

The following are some financial highlights for the first quarter of 2015:

  Net Revenue: Our net revenue was approximately $7.04 million for the first quarter of 2015, an increase of $0.17 million or 2.5% from $6.87 million for the same period of last year.

  Gross Margin: Gross margin was 77.5% for the first quarter of 2015, as compared to 76.3% for the same period in 2014.

  Operating Profit: Operating profit was approximately $4.67 million for the first quarter of 2015, an increase of $0.35 million or 8.1% from $4.32 million for the same period of last year.

  Net Income: Net income was approximately $3.53 million for the first quarter of 2015, an increase of $0.30 million or 9.2% from $3.23 million for the same period of last year.

  Basic and fully diluted earnings per share were $0.21 and $0.20, respectively, for the first quarter of 2015.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table sets forth the key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues

Net Revenue	$7,042	100%	$6,867	100%

Cost of goods sold	(1,584)	(22.5)%	(1,629)	(23.7)%

Gross Profit	5,458	77.5%	5,238	76.3%

Selling expenses	(298)	(4.2)%	(247)	(3.6)%

General and administrative expenses	(491)	(7.0)%	(673)	(9.8)%

Income from operations	4,669	66.3%	4,318	62.9%

Other income and (expenses):
Interest income	111	1.6%	92	1.4%
Foreign exchange differences	(8)	(0.1)%	(18)	(0.3)%

Total other income	103	1.5%	74	1.1%

Income before income tax	4,772	67.8%	4,392	64.0%

Provision for income tax	(1,241)	(17.6)%	(1,158)	(16.9)%

Net income	$3,531	50.2%	$3,234	47.1%

Net Revenue. Our revenues are generated from the sale of our Cordyceps Militaris products, functional health beverages and organic and specialty food products. Revenues increased approximately $0.17 million, or 2.5%, to approximately $7.04 million for the three months ended March 31, 2015 from approximately $6.87 million for the same period in 2014. This increase was mainly attributable to the increase in quantity sold of our core product, Cordyceps Militaris with a value of $0.11 million combined with a slight increase in sales of our beverage products by $0.05 million. The increase in quantity sold of our products was mainly driven by the continued increase in market demand for our core products.

Business Segment Information

Our business operations can be categorized into three segments based on the type of products we produce and sell, specifically (i) Cordyceps Militaris, (ii) functional health beverages and (iii) organic and specialty food products. The following table illustrates the revenue from each of these three segments as well as the change of percentage for the periods indicated:

Sales Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31,		Percent
	2015	2014	Change
Components of Sales Revenue
Cordyceps Militaris	$6,169	$6,062	1.7%
Functional Health Beverages	290	235	23.4%
Organic and Specialty Food Products	583	570	2.3%
Total revenues	$7,042	$6,867	2.5%

We expect that majority of our revenue for 2015 will continue to be generated from our Cordyceps Militaris related products. In addition, we expect to see an increase in the percentage of revenue coming from the functional health beverages in the future if we continue to be successful in expanding our distribution channel of such products. We also expect to increase our business development activities in the organic and specialty food products on a going forward basis. We anticipate that sales and marketing related costs associated with branding, marketing and advertising of the functional health beverages will increase as a percentage of revenue.

Additional information regarding our products can be found at Note 18, Segment Information in our unaudited condensed consolidated financial statements contained under Part I, Item I “FINANCIAL STATEMENTS” above.

Cost of Goods Sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of goods sold decreased by $0.05 million, or 2.8%, to approximately $1.58 million for the three months ended March 31, 2015 from approximately $1.63 million during the same period in 2014. As a percentage of net revenue, the cost of goods sold decreased to 22.5% for the three months ended March 31, 2015 from 23.7% during the same period in 2014. The decrease in cost of goods sold in dollar terms and as a percentage of net revenue was mainly attributable to the economies of scale due to our full capacity utilization.

Gross Profit. Our gross profit increased by approximately $0.22 million, or 4.0%, to approximately $5.46 million for the three months ended March 31, 2015 from approximately $5.24 million during the same period in 2014. Gross profit as a percentage of net revenue, or gross margin, was 77.5% for the three months ended March 31, 2015, an increase of 1.2% from 76.3% during the same period in 2014. Such percentage increase was mainly due to the increase in the sales of core Cordyceps Militaris products in the product mix which has a higher gross margin as compared to our beverage and organic and specialty foods products and economies of scale due to our full capacity utilization.

Selling Expenses. Our selling expenses include sales commissions, cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, and other sales related costs. Selling expenses increased approximately $0.05 million, or 20.5%, to approximately $0.30 million for the three months ended March 31, 2015 from approximately $0.25 million during the same period in 2014. As a percentage of net revenue, selling expenses increased to 4.2% for the three months ended March 31, 2015 from 3.6% for the same period in 2014. The increase in selling expenses in dollar terms and percentage of net revenue for the three months ended March 31, 2015 was mainly attributable to the increase in sales commission paid to our sales agents and other sales salary and benefit related costs due to the higher sales volume.

General and Administrative Expense. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, depreciation charges for fixed assets, and professional fees paid to third parties. General and administrative expenses decreased approximately $0.18 million, or 27.0%, to approximately $0.49 million for the three months ended March 31, 2015 from approximately $0.67 million for the same period in 2014. As a percentage of net revenue, general and administrative expenses were 7.0% for the three months ended March 31, 2015 as compared to 9.8% for the same period of 2014. The decrease in dollar terms and as a percentage of revenue was mainly attributable to the decrease in stock compensation expenses to our management and payments for third party professional services.

Income Before Income Tax. Income before income tax increased approximately $0.38 million, or 8.7%, to approximately $4.77 million during the three months ended March 31, 2015 from approximately $4.39 million during the same period in 2014. As a percentage of net revenue, income before income tax increased to 67.8% during the three months ended March 31, 2015 from 64.0% during the same period in 2014. The increase of income before income tax in dollar terms and as a percentage of revenue was mainly attributable to the increase in the amount of our gross profit, combined with a decrease in operating expenses resulting in an increase in income from operations of $0.35 million.

Income Taxes. Nutrastar International Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Nutrastar International Inc. had no U.S. source income taxable in the United States for the three months ended March 31, 2015 or 2014. New Resources was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes. Oriental Global was formed in Hong Kong and under the current laws of Hong Kong, is not subject to income taxes. Our PRC subsidiary and the VIEs are subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing regulations, both of which became effective on January 1, 2008.

Each of VIE entities, Daqing Shuaiyi and Harbin Shuaiyi has been subject to an income tax rate of 25% since 2011.

Income tax increased approximately $0.08 million to approximately $1.24 million for the three months ended March 31, 2015 from approximately $1.16 million for the same period in 2014. Income tax expense for the three months ended March 31, 2015 increased because of the increase in net revenue and taxable income described above.

Net Income. Net income increased by approximately $0.30 million, or 9.2% to approximately $3.53 million for the three months ended March 31, 2015 from approximately $3.23 million for the same period of 2014, as a result of the factors described above.

Liquidity and Capital Resources

General

As of March 31, 2015, we had cash and cash equivalents of approximately $127.9 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$1,854	$1,465
Net cash used in / provided by investing activities	-	-
Net cash used in / provided by financing activities	-	-
Foreign currency translation adjustment	(482)	(930)
Net cash flow	$1,372	$535

Operating Activities

Net cash provided by operating activities was approximately $1.85 million for the three-month period ended March 31, 2015, which is an increase of approximately $0.38 million from approximately $1.47 million net cash provided by operating activities for the same period of 2014. The increase was mainly attributable to the $0.30 million increase in net income for the three-month period ended March 31, 2015 compared with the same period of 2014, combined with the following changes in working capital items:

  A decrease in purchases of inventories for the first quarter of 2015 compared to the same quarter last year increased our operating cash balances by approximately $0.29 million; reflecting on us utilizing less cash for inventory production;
  A decrease in our utilization of prepaid expenses for the first quarter of 2015 compared to the same quarter last year decreased our operating cash balances by approximately $0.19 million;
  An increase in our collection from account receivables for the first quarter of 2015 compared to the same period last year increased our operating cash balances by approximately $0.08 million; and
  A decrease in advance from related parties decreased our operating cash balances by approximately $0.13 million, reflecting repayment of advance from related parties for payments of US$ denominated expenses in the prior period.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

For the three-month period ended March 31, 2015 and the three-month period ended March 31, 2014, there were no net cash used in or provided by investing activities.

Financing Activities

For the three-month period ended March 31, 2015 and the three-month period ended March 31, 2014, there were no net cash used in or provided by financing activities.

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

Use of estimates
The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the periods ended March 31, 2015 and 2014 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	March 31, 2015	December 31, 2014
Balance sheet items, except for equity accounts	US$1=RMB6.1422	US$1=RMB6.1190

	Three months ended March 31,
	2015	2014
Items in the statements of income and cash flows	US$1=RMB6.1380	US$1=RMB6.1180

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lianyun Han and Mr. Robert Tick, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Lianyun Han and Mr. Robert Tick concluded that as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any legal proceedings or claims that would require disclosure under Item 103 of Regulation S-K or will have a material adverse affect on our business, financial condition or operating results. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended March 31, 2015 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

101

The following financial information from The Nutrastar International Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 15, 2015

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

101

The following financial information from The Nutrastar International Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith.