Form 10-Q
period 2015-06-30
Nutrastar International Inc.
filed 2015-08-13
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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
Yes___      No _X_

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2015 is as  :

Class of Securities	Shares Outstanding
Common stock, $0.001 par value	16,996,396

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$137,730,508	$126,542,564
Accounts receivable	95,620	93,066
Inventories	922,555	635,409
Prepayments and other receivables	1,706,928	1,489,800
Total current assets	140,455,611	128,760,839
OTHER ASSETS
Intangible assets, net	368,430	613,315
Property, plant and equipment, net	13,944,027	14,424,942

Total assets	$154,768,068	$143,799,096

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Other payables and accruals	$954,724	$990,290
Taxes payable	2,899,998	2,748,583
Due to a related party	524,212	511,054
Preferred stock dividend payable	742,778	690,662
Total current liabilities	5,121,712	4,940,589
Total liabilities	5,121,712	4,940,589
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 74,276 shares and 77,776 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively; aggregate liquidation preference amount: $2,079,728 and $ 2,177,728, plus accrued but unpaid dividend of $742,778 and $690,662, at June 30, 2015 and December 31, 2014, respectively	1,693,950	1,773,772
Common stock, $0.001 par value, 190,000,000 shares authorized, 17,039,951 shares issued and 16,996,396 shares outstanding at June 30, 2015; 16,953,541 shares issued and 16,909,986 shares outstanding at December 31, 2014	17,040	16,954

Additional paid-in capital	21,315,259	21,122,372
Statutory reserves	4,989,033	4,989,033
Treasury stock, at cost, 43,555 shares as of June 30, 2015 and December 31,2014	(78,767)	(78,767)
Retained earnings	113,308,261	102,783,308
Accumulated other comprehensive income	8,401,580	8,251,835
Total stockholders' equity	149,646,356	138,858,507

Total liabilities and stockholders' equity	$154,768,068	$143,799,096

See accompanying notes to condensed consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
NET REVENUE	$13,243,223	$13,004,562	$20,285,550	$19,871,243
Cost of goods sold	(2,921,381)	(2,953,060)	(4,505,641)	(4,581,314)
GROSS PROFIT	10,321,842	10,051,502	15,779,909	15,289,929
Selling expenses	(427,661)	(478,832)	(725,286)	(725,895)
General and administrative expenses	(594,449)	(533,618)	(1,085,732)	(1,206,633)
Income from operations	9,299,732	9,039,052	13,968,891	13,357,401
Other income (expenses):
Interest income	114,822	97,226	226,229	189,084
Foreign exchange differences	6,240	(1,639)	(1,831)	(19,728)
Total other income	121,062	95,587	224,398	169,356
Income before income taxes	9,420,794	9,134,639	14,193,289	13,526,757
Provision for income taxes	(2,342,967)	(2,338,917)	(3,584,285)	(3,497,461)
NET INCOME	7,077,827	6,795,722	10,609,004	10,029,296
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	674,919	(17,913)	149,745	(1,070,742)
COMPREHENSIVE INCOME	$7,752,746	$6,777,809	$10,758,749	$8,958,554
Earnings per share:
Basic	$0.41	$0.40	$0.62	$0.59
Diluted	$0.40	$0.38	$0.60	$0.57
Weighted average number of shares outstanding:
Basic	16,996,396	16,858,667	16,977,221	16,758,599
Diluted	17,739,156	17,694,270	17,738,285	17,657,471

See accompanying notes to condensed consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	Preferred Stock		Common Stock
									Accumulated
					Additional				Other
	Number		Number of		Paid-In	Treasury	Statutory	Retained	Comprehensive
	of Shares	Amount	Shares	Amount	Capital	Stock	Reserves	Earnings	Income	Total

Balance at January 1, 2015	77,776	$1,773,772	16,909,986	$16,954	$21,122,372	$(78,767)	$4,989,033	$102,783,308	$8,251,835	$138,858,507
Net income	-	-	-	-	-	-	-	10,609,004	-	10,609,004
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	149,745	149,745
Preferred stock converted into common stock	(3,500)	(79,822)	35,000	35	79,787	-	-	-	-	-
Issuance of common stock for preferred stock dividend	-	-	11,410	11	31,924	-	-	-	-	31,935
Preferred stock dividend	-	-	-	-	-	-	-	(84,051)	-	(84,051)
Share-based payments to independent directors	-	-	-	-	81,216	-	-	-	-	81,216
Issuance of restricted stock to independent directors	-	-	40,000	40	(40)	-	-	-	-	-

Balance at June 30, 2015	74,276	$1,693,950	16,996,396	$17,040	$21,315,259	$(78,767)	$4,989,033	$113,308,261	$8,401,580	$149,646,356

See accompanying notes to condensed consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,609,004	$10,029,296
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	737,238	743,052
Share-based compensation expense	81,216	66,463
IR unregistered stock compensation expense	-	53,371
(Increase) decrease in assets:
Accounts receivable	(2,466)	(37,370)
Inventories	(285,869)	(136,651)
Prepayments and other receivables	(215,274)	(68,381)
Increase (decrease) in liabilities:
Other payables and accruals	(36,264)	(127,833)
Advance from related party	-	179,980
Taxes payable	148,615	(46,908)
Net cash provided by operating activities	11,036,200	10,655,019

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related party	10,951	29,704
Net cash provided by financing activities	10,951	29,704

Foreign currency translation adjustment	140,793	(960,635)

INCREASE IN CASH AND CASH EQUIVALENTS	11,187,944	9,724,088
CASH AND CASH EQUIVALENTS, at the beginning of the period	126,542,564	102,599,186

CASH AND CASH EQUIVALENTS, at the end of the period	$137,730,508	$112,323,274

NON-CASH TRANSACTIONS
Preferred stock and dividend converted into common stock	$111,757	$958,897
Preferred stock dividend payable	84,051	88,249
Share-based payment to officers and directors under equity incentive plan	81,216	66,463
Share-based payment – IR unregistered stock compensation expense	-	53,371
SUPPLEMENTAL DISCLOSURE INFORMATION
Income taxes paid	$3,494,213	$3,502,450

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

As of June 30, 2015, details of the subsidiaries and affiliates of the Company are as follows:

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

Use of estimates
The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the periods ended June 30, 2015 and 2014 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments.

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

Research and development costs
Research and development costs are expensed as incurred, and are charged to general and administrative expenses. Research and development costs were $79,786 and $79,678 for the six months ended June 30, 2015 and 2014, respectively.

Advertising costs
The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were nil for the six months ended June 30, 2015 and 2014.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	June 30, 2015	December 31, 2014
Balance sheet items, except for equity accounts	US$1=RMB6.1136	US$1=RMB6.1190

	Three months ended June 30,
	2015	2014
Items in the statements of income	US$1=RMB6.1203	US$1=RMB6.1581

	Six months ended June 30,
	2015	2014
Items in the statements of income and cash flows	US$1=RMB6.1289	US$1=RMB6.1386

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

The Company believes that during the three and six months ended June 30, 2015 and 2014, it operated in three business segments – growing and sales of Cordyceps Militaris, which is widely used for Chinese medicine, manufacturing and sale of functional health beverages featuring the Cordyceps Militaris as a core ingredient, and sales of organic and specialty products. The manufacturing and sale of Cordyceps Militaris functional health beverages was launched in the fourth quarter of 2010.

Throughout the three and six months ended June 30, 2015 and 2014, all of the Company’s operations were carried out in one geographical segment - China.

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

There was no asset or liability measured at fair value on a non-recurring basis as of June 30, 2015 and December 31, 2014.

NOTE 4	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2015	December 31, 2014
Accounts receivable	$95,620	$93,066
Less: Allowance for doubtful debts	-	-
Accounts receivable, net	$95,620	$93,066

No allowance was deemed necessary as of June 30, 2015 and December 31, 2014.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5	INVENTORIES

Inventories by major categories are summarized as follows:

	June 30, 2015	December 31, 2014

Raw materials	$294,399	$169,025
Work in progress	557,662	432,322
Finished goods	70,494	34,062

Total	$922,555	$635,409

NOTE 6	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	June 30, 2015	December 31, 2014

Prepayments for raw material purchasing	$1,573,647	$1,470,434
Bank interest income receivable	114,449	-
Other receivables, net of $nil allowance	18,832	19,366

	$1,706,928	$1,489,800

NOTE 7	INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	June 30, 2015	December 31, 2014

Computer software, cost	$1,624	$1,623
Exclusive right to use a secret process, cost	4,909,064	4,904,731
Less: Accumulated amortization	(4,542,258)	(4,293,039)

	$368,430	$613,315

In April 2006, the Company purchased from a third party a ten-year exclusive right to use a secret process and method in the cultivation and growing of Cordyceps Militaris, which is widely used for traditional Chinese medicine, for a cash consideration of RMB30,000,000, payable over five years. The exclusive right is amortized over its term of ten years using the straight-line method.

Amortization expense was $244,814 and $244,427 for the six months ended June 30, 2015 and 2014, respectively, and $122,588 and $121,802 for the three months ended June 30, 2015 and 2014 respectively. The estimated expense of the intangible assets over the remainder of fiscal 2015 and the fiscal 2016 will be:

Remainder of fiscal 2015	$245,427
Fiscal 2016	123,003

$368,430

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	June 30, 2015	December 31, 2014
Cost:
Buildings	$19,729,577	$19,712,166
Office equipment	29,133	29,108
Machinery	137,439	137,317
Motor vehicles	118,920	118,815
Total cost	20,015,069	19,997,406
Less: Accumulated depreciation	(6,071,042)	(5,572,464)
Net book value	$13,944,027	$14,424,942

Depreciation expense for the six months ended June 30, 2015 and 2014 was $492,424 and $498,625, respectively, and $246,692 and $248,473 for the three months ended June 30, 2015 and 2014, respectively.

NOTE 9	OTHER PAYABLES, ACCRUALS AND TAXES PAYABLE

Other payables and accruals consisted of the following:

	June 30, 2015	December 31, 2014

Accrued staff costs	$864,229	$943,700
Other payables	90,495	46,590
	$954,724	$990,290

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

Taxes payable consisted of the following:

	June 30, 2015	December 31, 2014

Value added tax	$416,281	$423,818
Income tax	2,299,498	2,207,274
Others	184,219	117,491
	$2,899,998	$2,748,583

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10	STOCKHOLDERS’ EQUITY

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

Movements of Series A Preferred Stock for the six months ended June 30, 2015 and 2014 are as below:

		Private Placement on
	Number of Shares	June 7, 2010	June 28, 2010	Total

Balance at January 1, 2015	77,776	$1,521,171	$252,601	$1,773,772
Preferred stock converted into common stock	(3,500)	(79,822)	-	(79,822)
Balance at June 30, 2015	74,276	$1,441,349	$252,601	$1,693,950

		Private Placement on
	Number of Shares	June 7, 2010	June 28, 2010	Total

Balance at January 1, 2014	110,066	$2,030,706	$479,477	$2,510,183
Preferred stock converted into common stock	(32,290)	(509,535)	(226,876)	(736,411)
Balance at June 30, 2014	77,776	$1,521,171	$252,601	$1,773,772

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10	STOCKHOLDERS’ EQUITY (CONTINUED)

Preferred Stock (Continued)

During the six months ended June 30, 2015 and 2014, 3,500 shares and 32,290 shares of Series A Preferred Stock were converted into 35,000 shares and 322,900 shares of common stock, at a 1 for 10 ratio. In addition, during the six months ended June 30, 2015 and 2014, 11,410 shares and 79,480 shares of common stock were issued to the investors as settlement of stock dividends of $31,935 and $222,486, respectively.

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

The Company was authorized to issue an aggregate of 2,500,000 shares of its common stock under the 2009 Equity Incentive Plan (“Plan”) as equity awards of incentive stock options, non-statutory stock options, restricted stock, and other equity incentives to employees, officers, directors and consultants. The Plan expires in 2019 and as of June 30, 2015, there were 507,500 shares of common stock available for grant pursuant to the Plan.

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

According to the stock option agreement, in the event Mr. Tick’s employment with the Company is terminated for any reason except for death or disability, he may exercise these options only to the extent that these options would have been exercisable on the termination date and no later than three months after the termination date. If his employment is terminated due to his death or disability, these options may be exercised only to the extent that these options would have been exercisable by Mr. Tick on the termination date and must be exercised by Mr. Tick no later than twelve months after the termination date. If the employment is terminated for Cause as defined in the stock option Agreement, these options will terminate immediately. In no event will these options be exercised later than December 31, 2015. As of June 30, 2015, a total of 112,500 options granted on July 16, 2010, of which 75,000 options vested on or before December 31, 2011 and 37,500 options vested on June 30, 2012, had expired, respectively.

On August 8, 2013, the Company entered into a stock option agreement with Mr. Tick, under the Plan. Pursuant to the terms of the stock option agreement, Mr. Tick was granted an option to purchase an aggregate of 75,000 shares of common stock of the Company. The stock option agreement consisted an option for Mr. Tick to purchase at an exercise price of $0.83 per share of 37,500 shares that vested on November 15, 2013, and an option to purchase 37,500 shares that vested on April 15, 2014. Each of these options expires three years after their respective vesting dates.

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

Expected volatility	73%
Expected dividend	0%
Expected terms (in year)	1
Risk-free rate	0.12%

A summary of options issued and outstanding at June 30, 2015 and the movements since January 1, 2014 to June 30, 2015 are as follows:

		Weighted-
	Number of	Average	Aggregate	Weighted- Average
	Underlying	Exercise Price	Intrinsic	Contractual Life
	Shares	Per Share	Value (1)	Remaining in Years

Outstanding at January 1, 2014	225,000	$2.61	$96,750	1.86
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(75,000)	$3.50	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2014	150,000	$2.17	$57,000	1.41
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(37,500)	3.50	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2015	112,500	$1.26	$-	1.26
Exercisable at June 30, 2015	112,500	$1.26	$-	1.26

(1)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on June 30, 2015. The intrinsic value of a stock option is the excess of the Company’s closing stock price on June 30, 2015 per share over the exercise price per share, multiplied by the number of shares subject to the option. The aggregate intrinsic value was nil as of June 30, 2015 as the Company’s closing stock price on June 30, 2015 was $0.69 per share, which was below the exercise price $0.83 per share.

The Company recognized compensation expense of nil and $1,053 for the three months ended June 30, 2015 and 2014, and nil and $7,371 for the six months ended June 30, 2015 and 2014 respectively, in relation to the options granted to Mr. Tick.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12	SHARE-BASED COMPENSATION (CONTINUED)

Restricted shares granted to management (continued)

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

Based on the estimated grant-date fair value of the Company’s common stock of $0.83 on August 8, 2013, the Company recognized compensation expense of nil and $3,486 for the three months ended June 30, 2015 and 2014 and nil and $25,896 for the six months ended June 30, 2015 and 2014, respectively, for the restricted shares granted to Mr. Tick.

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

The estimated grant-date fair values of the Company’s common stock were $1.15 on November 26, 2015 and $2.05 on August 15, 2014. The Company then recognized compensation expense of $40,832 and $16,690 for the three months ended June 30, 2015 and 2014, and $81,216 and $33,196 for the six months ended June 30, 2015 and 2014, respectively, for the restricted shares granted to independent directors.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12	SHARE-BASED COMPENSATION (CONTINUED)

Unregistered shares granted to consultant

On August 3, 2013, the Company entered into an investor relations agreement (the “Agreement”) under the Company’s Plans with a consultant. Pursuant to the terms of the Agreement, the Company would grant a total of 25,000 unregistered shares to the Company’s investor relations consultant for consulting services provided by the consultant during the period August 2013 to June 2014. The Company issued 15,000 shares on September 16, 2013 (vesting date) and issued another 10,000 unregistered shares on January 1, 2014. For the 15,000 shares issued on September 16, 2013, the fair value of the Company’s common stock was $1.05. For the 10,000 shares issued on January 1, 2014, the fair value of the Company’s common stock was $2.58. The Company recognized compensation expense of nil and $9,188 for the three months ended June 30, 2015 and 2014, and nil and $23,746 for the six months ended June 30, 2015 and 2014, respectively. Pursuant to the terms of the Agreement, if during any three-month period, the Average Closing Price is $2.00 per share or greater, the Company shall issue 12,500 (twelve thousand five hundred) Incentive Shares to the consultant. During the first three-month period of 2014, the Average Closing Price is $2.84 per share. The Company then issued 12,500 shares to the consultant on April 2, 2014. The Company recognized total compensation expense of $29,625 and $29,625 for the three and six months ended June 30, 2014, based on the fair values of the Company’s common stock of US$2.37 on April 2, 2014 for the 12,500 shares issued. No compensation expense recorded in 2015 as the consulting period ended in June 2014.

On August 15, 2014, the Company and American Capital Ventures (the “Consultant”) entered into certain Investor Relations Agreement (the “2014 Agreement”). The Company retained the Consulting Services provided by the Consultant from August 15, 2014 to June 30, 2015. Pursuant to the terms of the 2014 Agreement, the Company has agreed to issue up to 60,000 shares of unregistered common stock to the consultant and its designee, among which 20,000 shares were earned and vested as of August 18, 2014. During the service period, the consultant is entitled to receive additional 15,000 unregistered shares of common stock if the average closing price of the common stock as reported on the Over-the Counter Bulletin Board or any other market on which the common stock is listed or quoted for trading on the date in question (the “Average Closing Price”) is at or above $3.00 but lower than $4.00. The consultant is entitled to receive further 25,000 unregistered shares of common stock if the Average Closing Price is $4.00 per share or greater and the company qualifies, files and is approved for a NASDAQ uplisting. The Company recognized total compensation expense of nil for the three and six months ended June 30, 2015 and 2014, respectively, based on the fair values of the Company’s common stock of US$1.95 on September 22, 2014 for the 20,000 shares issue

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

The Company’s income tax expense consisted of:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Current income tax – PRC	$2,342,967	$2,338,917	$3,584,285	$3,497,461
Deferred 5	-	-	-	-

	$2,342,967	$2,338,917	$3,584,285	$3,497,461

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Pre-tax income	$9,420,794	$9,134,639	$14,193,289	$13,526,757

U.S. federal corporate income tax rate	34%	34%	34%	34%
Income tax computed at U.S. federal corporate	3,203,070	3,105,777	4,825,718	4,599,097
income tax rate
Reconciling items:
Change in valuation allowance	95,718	81,592	161,274	182,364
Rate differential for PRC earnings	(869,149)	(839,553)	(1,312,442)	(1,255,598)
Non-deductible expenses and non-reportable income	(86,672)	(8,899)	(90,265)	(28,402)
Effective tax expense	$2,342,967	$2,338,917	$3,584,285	$3,497,461

The Company had deferred tax assets as follows:

	June 30, 2015	December 31, 2014

Net operating losses carried forward	$2,283,908	$2,122,634
Less: Valuation allowance	(2,283,908)	(2,122,634)
Net deferred tax assets	$-	$-

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13	INCOME TAXES (CONTINUED)

As of June 30, 2015 and December 31, 2014, Nutrastar had $6,461,544 and $6,072,219, respectively, of net operating loss carry forwards available to reduce future taxable income which will expire in various years through 2030. The Company’s VIE entity, Heilongjiang Shuaiyi, had $347,932 net operating loss carry forwards as of June 30, 2015 available to offset future taxable income which will be expire in various years through 2020. Management believes it is more-likely-than-not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of June 30, 2015 and December 31, 2014, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the six months ended June 30, 2015 and 2014, and no provision for interest and penalties was deemed necessary as of June 30, 2015 and December 31, 2014.

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

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the two periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Income available to common stockholders:
- Net income	$7,077,827	$6,795,722	$10,609,004	$10,029,296
Less: Preferred stock dividend	(42,172)	(41,573)	(84,051)	(88,249)
Income available to common stockholders (Basic)	$7,035,655	$6,754,149	$10,524,953	$9,941,047
Add: Preferred stock dividend	42,172	41,573	84,051	88,249
Income available to common shareholders (Diluted)	7,077,827	6,795,722	10,609,004	10,029,296
Weighted average number of shares:
- Basic	16,996,396	16,858,667	16,977,221	16,758,599
- Effect of dilutive preferred stock	742,760	777,760	749,721	835,287
- Effect of dilutive restricted stock units	-	11,681	-	13,495
- Effect of dilutive options	-	46,162	11,343	50,090
- Diluted	17,739,156	17,694,270	17,738,285	17,657,471
Net income per share
- Basic	$0.41	$0.40	$0.62	$0.59
- Diluted	$0.40	$0.38	$0.60	$0.57

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14	EARNINGS PER SHARE (CONTINUED)

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding to assume the issuance of all dilutive potential common shares upon conversion.

The diluted earnings per share calculation for the six months ended June 30, 2015 did not include restricted shares to purchase up to 120,000 shares of common stock, because the effect was anti-dilutive.

The diluted earnings per share calculation for the three months ended June 30, 2015 did not include the management options and restricted shares to purchase up to 75,000 shares and 120,000 shares of common stock, because their effect was anti-dilutive.

NOTE 15	RELATED PARTY TRANSACTIONS

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:-

(a)	Due to related parties

	June 30, 2015	December 31, 2014

Due to Ms. Lianyun Han, Chairperson, CEO and President	$524,212	$511,054

The amount due to Ms. Han was non-interest bearing, unsecured and without a fixed repayment date. The balance was mainly for the payment of US$ denominated expenses.

(b)	Lease of land

For the six months ended June 30, 2015 and 2014, the Company paid rental expense of $29,565 and $29,445, respectively, for the land leased from Heilongjiang Shuaiyi Technology Development Co., Ltd. (“Shuaiyi Technology”). Shuaiyi Technology and the Company are under common control and management.

For the three months ended June 30, 2015 and 2014, the Company paid rental expense of $14,851 and $14,673 for the land leased from Shuaiyi Technology, respectively.

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

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16	CONCENTRATION RISK AND MARKET RATE RISK

a)	Concentration of credit risk

As of June 30, 2015 and December 31, 2014, approximately 99.9% and 99.9%, respectively, of the Company’s cash including cash on hand and deposits in accounts are maintained with one financial institution within the PRC. To protect the interest of depositors, the PRC recently introduced deposits insurance which provides maximum compensation of RMB500,000 per depositor if a bank becomes insolvent or bankrupt. However, the Company has not experienced any losses in this financial institution and monitors the soundness and the credit ratings of this financial institution on a periodic basis, thus believes it is currently not exposed to any material risks on its bank deposits in bank accounts with this financial institution. For the six months ended June 30, 2015 and 2014, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of June 30, 2015 and December 31, 2014 also arose in the PRC.

The following individual customer accounted for 10% or more of the Group’s revenues for the three and six months ended June 30, 2015 and 2014:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Lai En Century Co. Ltd	21.7%	32.5%	28.2%	27.9%

Individual customer accounts receivable that represented 10% or more of total accounts receivable as of June 30, 2015 and December 31, 2014 were as follows:

	Percentage of accounts receivable as of
	June 30, 2015	December 31, 2014
Great Northern Wilderness Grain and Oil Warehouse Market	53.6%	55.4%
Tianjin Guangfen Pharmacy Co. Ltd.	19.3%	-
Shangdon Jinan Qingjie Co. Ltd.	14.8%	-
Gongda Property Management Co. Ltd.	12.3%	-
Shandong Province, Linyi City Hong Yun Commodity	-	17.3%
Dalian Exalts Trade Co., Ltd.	-	15.5%
Shenyang Wellhope Group	-	11.8%

For the six months ended June 30, 2015 and 2014, all of the Company’s purchases arose in the PRC. In addition, all accounts payable as of June 30, 2015 and December 31, 2014 also arose in the PRC.

The following suppliers accounted for 10% or more of the Company’s procurement for the three and six months ended June 30, 2015 and 2014:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Harbin Zijiang Packing Co., Ltd	33.2%	-	27.9%	-
Zhangjiagang NongNong Drinking and Food Ltd Co.Ltd	15.4%	-	24.1%	24.1%
Harbin Reservation During The Oil Co., Ltd.	21.9%	31.3%	21.5%	20.8%

No individual supplier accounted for 10% or more of total accounts payable as of June 30, 2015 and 2014.

(b)	Concentration of operating risk

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

(c)	Market rate risk – exchange rate risk

On August 11, 2015, the People’s Bank of China (“PBOC”) reduced the RMB’s reference rate by 1.9 percent, sparking the sharpest fall in the RMB currency since the dollar peg ended a decade ago. The move by the PBOC comes amid growing signs of a deepening slowdown in the mainland economy. The PBOC indicated that the reference rate move was a one-time adjustment, it will keep the currency stable at a reasonable level and it will strengthen the market's role in the fixing of the rate and promote the convergence of the onshore and offshore rates.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17	COMMITMENTS AND CONTINGENCIES

(a)	Operating leases

The Company has entered into tenancy agreements for the leases of an exhibition hall and land with a third party and a related company, Shuaiyi Technology (see 15(b)), respectively, for the purposes of the operation of its VIEs. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of June 30, 2015 are as follows:

	Related Parties	Non-related Parties	Total
Remainder of fiscal year ending December 31, 2015	29,565	10,408	39,973
Fiscal year ending December 31, 2016	59,130	-	59,130
Fiscal year ending December 31, 2017	59,130	-	59,130
Fiscal year ending December 31, 2018	59,130	-	59,130
Fiscal year ending December 31, 2019	59,130	-	59,130
Thereafter	669,328	-	669,328

Total	$935,413	$10,408	$945,821

During the six months ended June 30, 2015 and 2014, rental expenses under operating leases amounted to $48,288 and $49,563, respectively.

During the three months ended June 30, 2015 and 2014, rental expenses under operating leases amounted to $27,876 and $24,779, respectively.

(b)	PRC employee costs

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

During the three and six months ended June 30, 2015 and 2014, all of the Company’s operations were carried out in one geographical segment - China.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18	SEGMENT INFORMATION (CONTINUED)

The Company’s segment revenue and results for the six months ended June 30, 2015 and 2014 are as follows:

		Six Months Ended June 30, 2015
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$17,287,565	$1,829,402	$1,168,583	$-	$20,285,550

Segment income before income taxes	$13,711,269	$866,586	$123,962	$(508,528)	$14,193,289
Income before income taxes					$14,193,289

Segment assets	$151,379,979	$59,229	$1,658,561	$1,670,299	$154,768,068
Total assets					$154,768,068

Other segment information:
Depreciation and
amortization	$681,835	$2,787	$1,394	$51,222	$737,238
Expenditures for segment assets	$-	$-	$-	$-	$-

		Six Months Ended June 30, 2014
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$16,752,179	$1,985,070	$1,133,994	$-	$19,871,243

Segment income before income taxes	$13,165,302	$825,899	$115,771	$(580,215)	$13,526,757
Income before income taxes					$13,526,757

Segment assets	$126,809,032	$61,934	$1,423,109	$1,998,140	$130,292,215
Total assets					$130,292,215

Other segment information:
Depreciation and
amortization	$687,429	$2,779	$1,396	$51,448	$743,052
Expenditure for segment assets	$-	$-	$-	$-	$-

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18	SEGMENT INFORMATION (CONTINUED)

The Company’s segment revenue and results for the three months ended June 30, 2015 and 2014 are as follows:

		Three Months Ended June 30, 2015
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$11,118,620	$1,539,355	$585,248	$-	$13,243,223

Segment income before income taxes	$8,828,363	$827,509	$64,571	$(299,649)	$9,420,794
Income before income taxes					$9,420,794

Segment assets	$151,379,979	$59,229	$1,658,561	$1,670,299	$154,768,068

Total assets					$154,768,068

Other segment information:
Depreciation and
amortization	$341,540	$1,391	$6	$26,343	$369,280
Expenditure for segment assets	$-	$-	$-	$-	$-

		Three Months Ended June 30, 2014
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$10,690,516	$1,750,018	$564,028	$-	$13,004,562

Segment income before income taxes	$8,557,968	$783,550	$51,605	$(258,484)	$9,134,639
Income before income taxes					$9,134,639

Segment assets	$126,809,032	$61,934	$1,423,109	$1,998,140	$130,292,215

Total assets					$130,292,215

Other segment information:
Depreciation and
amortization	$341,859	$2,081	$-	$26,335	$370,275
Expenditure for segment assets	$-	$-	$-	$-	$-

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

Our primary product is Cordyceps Militaris, which is a species of parasitic fungus that is typically found in north-eastern China. It is a precious ingredient in traditional Chinese medicine, as Cordyceps Militaris is widely believed in China to offer high medical and health benefits by nourishing the yin, boosting the yang, and invigorating the meridians of the lungs and kidneys. According to Georges Halpern's Healing Mushrooms, certain research has shown that Cordyceps Militaris may boost the immune system, and can be used as a supplement for combating certain effects of fatigue and aging, the occurrences of certain tumors, and combating arteriosclerosis and certain gastrointestinal disorders, as well as reducing blood pressure. In addition, Cordyceps Militaris has significantly high economic values and according to Halpern, wild Cordyceps Militaris can cost as much as $10,000 per kilogram. Due to the extremely sensitive growing conditions of Cordyceps Militaris, it is very difficult to grow the plant in a man-made environment. After several years of laboratory tests, we developed a technology to commercially grow and produce Cordyceps Militaris in 2006. Through our VIE entity, Daqing Shuaiyi, we generated 84.0% and 82.2% of our revenues from Cordyceps Militaris for the second quarter of 2015 and 2014, respectively. We plan to continue to focus on Cordyceps Militaris related based consumer products, which is our fastest growing product line with the greatest market demand and a significantly higher profit margin.

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

Second Quarter Financial Performance Highlights

The following are some financial highlights for the second quarter of 2015:

•	Net Revenue: Our net revenue was approximately $13.24 million for the second quarter of 2015, an increase of 1.8% from $13.00 million of the same quarter of last year.

•	Gross Margin: Gross margin was 77.9% for the second quarter of 2015, as compared to 77.3% for the same period in 2015.

•	Operating Profit: Operating profit was approximately $9.30 million for the second quarter of 2015, an increase of 2.8% from $9.04 million for the same period last year.

•	Net Income: Net income was approximately $7.08 million for the second quarter of 2015, an increase of 4.0% from $6.80 million for the same period of last year.

•	Basic and fully diluted earnings per share were $0.41 and $0.40 for the three months ended June 30, 2015.

•	Basic and fully diluted earnings per share were $0.62 and $0.60 for the six months ended June 30, 2015.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues
Net revenue	$13,243	100%	$13,005	100%
Cost of goods sold	(2,921)	(22.1) %	(2,953)	(22.7) %
Gross profit	10,322	77.9%	10,052	77.3%
Selling expenses	(428)	(3.2) %	(479)	(3.7) %
General and administrative expenses	(594)	(4.5) %	(534)	(4.1) %
Income from operations	9,300	70.2%	9,039	69.5%
Other income and (expenses):
Interest income	115	0.9%	97	0.7%
Foreign exchange differences	6	- %	(1)	- %
Total other income	121	0.9%	96	0.7%
Income before income tax	9,421	71.1%	9,135	70.2%
Provision for income tax	(2,343)	(17.7) %	(2,339)	(18.0) %
Net income	$7,078	53.4%	$6,796	52.2%

Net Revenue. Our revenues are generated from the sale of our Cordyceps Militaris products, functional health beverages and organic and specialty food products. Net revenue increased approximately $0.24 million, or 1.8%, to approximately $13.24 million for the three months ended June 30, 2015, from approximately $13.00 million for the same period in 2014. This increase was mainly attributable to the continued increase in quantity sold for our core product, Cordyceps Militaris, by $0.43 million, offset by a decrease in sale of our beverage products by approximately $0.21 million compared with the same period in 2014. The increase in quantity sold of Cordyceps Militaris products was mainly driven by the continued increase in market demand for our core product.

Business Segment Information

Our business operations can be categorized into three segments based on the type of products we produce and sell, specifically (i) Cordyceps Militaris, (ii) functional health beverages and (iii) organic and specialty food products. The following table illustrates the revenue from each of these three segments as well as the change of percentage for the periods indicated:

Net Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30,		Percent
	2015	2014	Change
Components of Net Revenue
Cordyceps Militaris	$11,119	$10,691	3.9%
Functional Health Beverages	1,539	1,750	(12.1%	)
Organic and Specialty Food Products	585	564	3.6%
Total revenues	$13,243	$13,005	1.8%

We expect that majority of our revenue for 2015 will continue to be generated from our Cordyceps Militaris related products. In addition, we expect to see an increase in the percentage of revenue coming from the powder solution and beverage products in the future if we are successful in expanding our distribution channel of such products. We also expect to increase our business development activities relating to our product lines on a going forward basis and anticipate that sales and marketing related costs associated with branding, marketing and advertising will increase as a percentage of revenue.

Additional information regarding our products can be found at Note 18, Segment Information in our unaudited condensed consolidated financial statements contained under Part I, Item I “FINANCIAL STATEMENTS” above.

Cost of Goods Sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of goods sold decreased by $0.03 million, or 1.1%, to approximately $2.92 million for the three months ended June 30, 2015 from approximately $2.95 million during the same period in 2014. As a percentage of net revenue, the cost of goods sold decreased to 22.1% for the three months ended June 30, 2015 from 22.7% during the same period in 2014. The decrease in cost of goods sold in dollar terms and as a percentage of revenue was mainly attributable to the economies of scale due to full production capacity utilization.

Gross Profit. Our gross profit increased by approximately $0.27 million, or 2.6%, to approximately $10.32 million for the three months ended June 30, 2015 from approximately $10.05 million during the same period in 2014. Gross profit as a percentage of net revenue, or gross margin, was 77.9% for the three months ended June 30, 2015, an increase of 0.6% from 77.3% during the same period in 2014. Such percentage increase was mainly due to the increase in the sales of our core Cordyceps Militaris products in the product mix which have a higher gross margin as compared to our beverages and organic and specialty foods and economies of scale due to full capacity utilization.

Selling Expenses. Our selling expenses include sales commissions, cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, and other sales related costs. Selling expenses decreased by approximately $0.05 million, or 12.0%, to approximately $0.43 million for the three months ended June 30, 2015 from approximately $0.48 million during the same period in 2014. As a percentage of net revenue, selling expenses decreased to 3.2% for the three months ended June 30, 2015 from 3.7% for the same period in 2014. The decrease in selling expenses in dollar terms and as a percentage of net revenue for the three months ended June 30, 2015 was mainly attributable to the slight decrease in marketing expenses, mainly entertainment expenses we incurred, relating to our selling activities in this quarter, and a slightly decrease in sales office rental expense.

General and Administrative Expense. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, depreciation charges for fixed assets, and professional fees paid to third parties. General and administrative expenses increased by approximately $0.06 million, or 11.3%, to approximately $0.59 million for the three months ended June 30, 2015 from approximately $0.53 million for the same period in 2014. As a percentage of net revenue, general and administrative expenses were 4.5% for the three months ended June 30, 2015 as compared to 4.1% for the same period of 2014. The increase of general and administrative expenses in dollar terms and as a percentage of net revenue was mainly attributable to the increase in payments for third party professional services.

Income Before Income Tax. Income before income tax increased by approximately $0.29 million, or 3.0%, to approximately $9.42 million during the three months ended June 30, 2015 from approximately $9.13 million during the same period in 2014. As a percentage of net revenue, income before income tax increased to 71.1% during the three months ended June 30, 2015 from 70.2% during the same period in 2014. The increase of income before income tax in dollar terms and as a percentage of net revenue is mainly attributable to the increase in gross profit of $0.27 million.

Income Taxes. Nutrastar International Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Nutrastar International Inc. had no U.S. source income taxable in the United States for the three months ended June 30, 2015 and 2014. New Resources was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes. Oriental Global was formed in Hong Kong and under the current laws of Hong Kong, is not subject to income taxes. Our PRC subsidiary and the VIEs are subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. China promulgated a new Enterprise Income Tax Law, or the New EIT Law, and its implementing regulations, both of which became effective on January 1, 2008.

Each of VIE entities has been subject to an income tax rate of 25% since 2011.

Income tax increased by approximately $4,000 to approximately $2.34 million for the three months ended June 30, 2015 compared with the same period in 2014. The slight increase in income tax expense for the three months ended June 30, 2015 is because of the increase in net revenue and taxable income described above.

Net Income. Net income increased by approximately $0.28 million, or 4.0% to approximately $7.08 million for the three months ended June 30, 2015 from approximately $6.80 million for the same period of 2014, as a result of the factors described above.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues
Net revenue	$20,286	100%	$19,871	100%
Cost of goods sold	(4,506)	(22.2) %	(4,581)	(23.1) %

Gross profit	15,780	77.8%	15,290	76.9%

Selling expenses	(725)	(3.5) %	(726)	(3.7) %
General and administrative expenses	(1,086)	(5.4) %	(1,207)	(6.1) %

Income from operations	13,969	68.9%	13,357	67.1%

Other income and (expenses):
Interest income	226	1.1%	189	1.0%
Foreign exchange differences	(2)	- %	(20)	(0.1)%
Total other income	224	1.1%	169	0.9%

Income before income tax	14,193	70.0%	13,526	68.0%

Provision for income tax	(3,584)	(17.7)%	(3,497)	(17.6)%

Net income	$10,609	52.3%	$10,029	50.4%

Net Revenue. Net revenue increased approximately $0.41 million, or 2.0%, to approximately $20.29 million for the six months ended June 30, 2015, from approximately $19.87 million for the same period in 2014. This increase was mainly attributable to the increase in quantity sold of our core product, Cordyceps Militaris by $0.54 million, offset by a slight decrease in revenue from our beverage products by $0.16 million. The increase in quantity sold of Cordyceps Militaris products was mainly driven by the continued increase in market demand for our core product.

Business Segment Information

Our business operations can be categorized into three segments based on the type of products we produce and sell, specifically (i) Cordyceps Militaris, (ii) functional health beverages and (iii) organic and specialty food products. The following table illustrates the revenue from each of these three segments as well as the change of percentage for the periods indicated:

Net Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended June 30,		Percent
	2015	2014	Change
Components of Net Revenue
Cordyceps Militaris	$17,288	$16,752	3.1%
Functional Health Beverages	1,829	1,985	(7.9%	)
Organic and Specialty Food Products	1,169	1,134	3.0%
Total revenues	$20,286	$19,871	2.0%

Cost of Goods Sold. Our cost of goods sold decreased by $0.07 million, or 1.7%, to approximately $4.51 million for the six months ended June 30, 2015 from approximately $4.58 million during the same period in 2014. As a percentage of net revenue, the cost of goods sold decreased to 22.2% for the six months ended June 30, 2015 from 23.1% during the same period in 2014. The decrease in cost of goods sold in dollar terms and as a percentage of net revenue was mainly attributable to the economies of scale due to our full capacity utilization.

Gross Profit. Our gross profit increased by approximately $0.49 million, or 3.1%, to approximately $15.78 million for the six months ended June 30, 2015 from approximately $15.29 million during the same period in 2014. Gross profit as a percentage of net revenue, or gross margin, was 77.8% for the six months ended June 30, 2015, an increase of 0.9% from 76.9% during the same period in 2014. Such percentage increase was mainly due to the increase in the sales of our core Cordyceps Militaris products in the product mix which have a higher gross margin as compared to our beverages and organic and specialty foods.

Selling Expenses. Selling expenses remained stable at approximately $0.73 million for the six months ended June 30, 2015 compared with approximately $0.73 million during the same period in 2014. As a percentage of net revenue, selling expenses decreased to 3.5% for the six months ended June 30, 2015 from 3.7% for the same period in 2014. The percentage decrease was mainly due to the slight increase in net revenue.

General and Administrative Expense. General and administrative expenses decreased by approximately $0.12 million, or 10.0%, to approximately $1.09 million for the six months ended June 30, 2015 from approximately $1.21 million for the same period in 2014. The decrease in dollar terms was mainly attributable to a decrease in payments for third party professional services. As a percentage of net revenue, general and administrative expenses were 5.4% for the six months ended June 30, 2015 as compared to 6.1% for the same period of 2014. The percentage decrease was mainly was mainly due to the increase in net revenue combined with the decrease in general and administrative expenses.

Income Before Income Tax. Income before income tax increased by approximately $0.67 million, or 4.7%, to approximately $14.19 million during the six months ended June 30, 2015 from approximately $13.53 million during the same period in 2014. As a percentage of net revenue, income before income tax increased to 70.0% during the six months ended June 30, 2015 from 68.1% during the same period in 2014. The increase of income before income tax in dollar terms and as a percentage of net revenue is mainly attributable to the increase in gross profit of $0.49 million combined with a decrease in general and administrative expenses of $0.12 million for the six months ended June 30, 2015 as compared to the same period in 2014.

Income Taxes. Income tax increased by approximately $0.08 million to approximately $3.58 million for the six months ended June 30, 2015 from approximately $3.50 million for the same period in 2014. Income tax expense for the six months ended June 30, 2015 increased because of the increase in net revenue and taxable income.

Net Income. Net income increased by approximately $0.58 million, or 5.80% to approximately $10.61 million for the six months ended June 30, 2015 from approximately $10.03 million for the same period of 2014, as a result of the factors described above.

Liquidity and Capital Resources

General

As of June 30, 2015, we had cash and cash equivalents of approximately $137.73 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$11,036	$10,655
Net cash provided by investing activities	-	-
Net cash provided by financing activities	11	30
Foreign currency translation adjustment	141	(961)
Net cash flow	$11,188	$9,724

Operating Activities

Net cash provided by operating activities was approximately $11.04 million for the six month period ended June 30, 2015, which is an increase of approximately $0.38 million from approximately $10.66 million for the same period of 2014. The increase in the cash provided by operating activities was mainly attributable to:

•	$0.58 million increase in net income for the six months ended June 30, 2015 compared to the same period in 2014;

•

An increase in inventories purchases for the six months ended June 30, 2015 compared to the same period in 2014 decreased our operating cash balances by approximately $0.15 million; reflecting on us utilizing more cash for inventory production; and

•	$0.20 million increase in operating cash flows from payment of income tax in advance but not required in the current period; offset by

•

A decrease in our utilization of prepaid expenses for the six months period ended June 30, 2015 compared to the same period last year decreased our operating cash balances by approximately $0.03 million;

•	A decrease in our collection from receivables for the six months period ended June 30, 2015 compared to the same period last year decreased our operating cash balances by approximately $0.03 million;

•

A decrease in advance from related parties decreased our operating cash balances by approximately $0.18 million, reflecting repayment of advance from related parties for payments of US$ denominated expenses in the prior period;

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

For the six-month period ended June 30, 2015 and six-month period ended June 30, 2014, there was no net cash used in or provided by investing activities. After we completed the Cordyceps Militaris capacity expansion and scaled back the expansion plan relating to the organic and specialty food segment of the business, we did not incur expenses for the acquisition of property, plant or equipment during these periods.

Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2015 was approximately $11,000, a decrease of approximately $19,000 from approximately $30,000 net cash provided by financing activities for the same period of 2014. The decrease of the cash provided by financing activities was mainly attributable to the decrease in advance from a related party for operating costs for the six-months period ended June 30, 2015 compared to same period of 2014.

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

Use of estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the periods ended June 30, 2015 and 2014 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	June 30, 2015	December 31, 2014
Balance sheet items, except for equity accounts	US$1=RMB6.1136	US$1=RMB6.1190

	Three months ended June 30,
	2015	2014
Items in the statements of income	US$1=RMB6.1203	US$1=RMB6.1581

	Six months ended June 30,
	2015	2014
Items in the statements of income and cash flows	US$1=RMB6.1289	US$1=RMB6.1386

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

The Company believes that during the three and six months ended June 30, 2015 and 2014, it operated in three business segments – growing and sales of Cordyceps Militaris, which is widely used for Chinese medicine, manufacturing and sale of functional health beverages featuring the Cordyceps Militaris as a core ingredient, and sales of organic and specialty products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lianyun Han and Mr. Robert Tick, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Lianyun Han and Mr. Robert Tick concluded that as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 contains a detailed discussion of risk factors that could materially adversely affect our business, our operating results, or our financial condition. There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended June 30, 2015 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

101

The following financial information from The Nutrastar International Inc.'s Quarterly Report on Form 10- Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 13, 2015

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

101

The following financial information from The Nutrastar International Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements.