Form 10-Q
period 2015-09-30
Nutrastar International Inc.
filed 2015-11-25
CIK 1273385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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
Yes [X] No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X] No __

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2015 is as follows:

Class of Securities	Shares Outstanding
Common stock, $0.001 par value	17,036,396

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$138,511,991	$126,542,564
Accounts receivable	87,518	93,066
Inventories	1,437,108	635,409
Prepayments and other receivables	1,004,516	1,489,800
Total current assets	141,041,133	128,760,839
OTHER ASSETS
Intangible assets, net	236,149	613,315
Property, plant and equipment, net	13,165,368	14,424,942

Total assets	$154,442,650	$143,799,096

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Other payables and accruals	$992,339	$990,290
Taxes payable	2,422,181	2,748,583
Due to a related party	530,739	511,054
Preferred stock dividend payable	786,063	690,662
Total current liabilities	4,731,322	4,940,589
Total liabilities	4,731,322	4,940,589
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, 74,276 shares and 77,776 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively; aggregate liquidation preference amount: $2,079,728 and $ 2,177,728, plus accrued but unpaid dividend of $786,063 and $690,662, at September 30, 2015 and December 31, 2014, respectively	1,693,950	1,773,772
Common stock, $0.001 par value, 190,000,000 shares authorized, 17,079,951 shares issued and 17,036,396 shares outstanding at September 30, 2015;16,953,541 shares issued and 16,909,986 shares outstanding at December 31, 2014	17,080	16,954

Additional paid-in capital	21,356,499	21,122,372
Statutory reserves	4,989,033	4,989,033
Treasury stock, at cost, 43,555 shares as of September 30, 2015 and December 31,2014	(78,767)	(78,767)
Retained earnings	119,256,143	102,783,308
Accumulated other comprehensive income	2,477,390	8,251,835
Total stockholders' equity	149,711,328	138,858,507

Total liabilities and stockholders' equity	$154,442,650	$143,799,096

See accompanying notes to condensed consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
NET REVENUE	$11,018,333	$11,164,809	$31,303,883	$31,036,052
Cost of goods sold	(2,145,416)	(2,172,840)	(6,651,057)	(6,754,154)
GROSS PROFIT	8,872,917	8,991,969	24,652,826	24,281,898
Selling expenses	(366,925)	(326,760)	(1,092,211)	(1,052,655)
General and administrative expenses	(434,205)	(575,352)	(1,519,937)	(1,781,985)
Income from operations	8,071,787	8,089,857	22,040,678	21,447,258
Other income (expenses):
Interest income	112,392	102,481	338,621	291,565
Foreign exchange differences	(69,579)	(7,899)	(71,410)	(27,627)
Total other income	42,813	94,582	267,211	263,938
Income before income taxes	8,114,600	8,184,439	22,307,889	21,711,196
Provision for income taxes	(2,123,433)	(2,124,781)	(5,707,718)	(5,622,242)
NET INCOME	5,991,167	6,059,658	16,600,171	16,088,954
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(5,924,190)	9,378	(5,774,445)	(1,061,364)
COMPREHENSIVE INCOME	$66,977	$6,069,036	$10,825,726	$15,027,590
Earnings per share:
Basic	$0.35	$0.36	$0.97	$0.95
Diluted	$0.34	$0.34	$0.94	$0.91
Weighted average number of shares outstanding:
Basic	17,016,831	16,878,627	16,994,345	16,799,048
Diluted	17,759,591	17,702,788	17,744,287	17,684,076

See accompanying notes to condensed consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	Preferred Stock		Common Stock
									Accumulated
					Additional				Other
	Number		Number of		Paid-In	Treasury	Statutory	Retained	Comprehensive
	of Shares	Amount	Shares	Amount	Capital	Stock	Reserves	Earnings	Income	Total

Balance at January 1, 2015	77,776	$1,773,772	16,909,986	$16,954	$21,122,372	$(78,767)	$4,989,033	$102,783,308	$8,251,835	$138,858,507
Net income	-	-	-	-	-	-	-	16,600,171	-	16,600,171
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(5,774,445)	(5,774,445)
Preferred stock converted into common stock	(3,500)	(79,822)	35,000	35	79,787	-	-	-	-	-
Issuance of common stock for preferred stock dividend	-	-	11,410	11	31,924	-	-	-	-	31,935
Preferred stock dividend	-	-	-	-	-	-	-	(127,336)	-	(127,336)
Share-based payments to independent directors	-	-	-	-	122,496	-	-	-	-	122,496
Issuance of restricted stock to independent directors	-	-	80,000	80	(80)	-	-	-	-	-

Balance at September 30, 2015	74,276	$1,693,950	17,036,396	$17,080	$21, 356,499	$(78,767)	$4,989,033	$119,256,143	$2,477,390	$149,711,328

See accompanying notes to condensed consolidated financial statements

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,600,171	$16,088,954
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,096,250	1,113,418
Share-based compensation expense	122,496	104,425
IR unregistered stock compensation expense	-	92,371
(Increase) decrease in assets:
Accounts receivable	2,063	(39,386)
Inventories	(850,984)	(627,118)
Prepayments and other receivables	441,553	444,593
Increase (decrease) in liabilities:
Other payables and accruals	36,707	(80,074)
Advance from related party	19,685	237,956
Taxes payable	(228,443)	(441,777)
Net cash provided by operating activities	17,239,498	16,893,362

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related party	-	29,620
Net cash provided by financing activities	-	29,620

Foreign currency translation adjustment	(5,270,071)	(951,489)

INCREASE IN CASH AND CASH EQUIVALENTS	11,969,427	15,971,493
CASH AND CASH EQUIVALENTS, at the beginning of the period	126,542,564	102,599,186

CASH AND CASH EQUIVALENTS, at the end of the period	$138,511,991	$118,570,679

NON-CASH TRANSACTIONS
Preferred stock and dividend converted into common stock	$111,757	$958,897
Preferred stock dividend payable	127,336	130,920
Share-based payment to officers and directors under equity incentive plan	122,496	104,425
Share-based payment – IR unregistered stock compensation expense	-	92,371
SUPPLEMENTAL DISCLOSURE INFORMATION
Income taxes paid	$5,765,269	$5,839,167

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

On January 11, 2010, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada, pursuant to which the Company changed its name to "Nutrastar International Inc."

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

As a result of the Restructuring, the Company transferred all of its indirect equity interests in Heilongjiang Shuaiyi back to the Shuaiyi Founders, among whom, Ms. Lianyun Han became a majority shareholder of Heilongjiang Shuaiyi by owning a 68.3% equity interest in Heilongjiang Shuaiyi. At the same time, through the above contractual agreement, the Company maintains substantial control over the VIEs’ daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. As the primary beneficiary of the VIEs, the Company is entitled to consolidate the financial results of the VIEs in its own condensed consolidated financial statements under Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities (collectively, “ASC Topic 810”).

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

As of September 30, 2015, details of the subsidiaries and affiliates of the Company are as follows:

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

Basis of preparation
These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim condensed consolidated financial information as of September 30, 2015 and for the nine and three month periods ended September 30, 2015 and 2014 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC on March 30, 2015.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of September 30, 2015, its interim condensed consolidated results of operations and cash flows for the nine and three month periods ended September 30, 2015 and 2014, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Use of estimates
The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the periods ended September 30, 2015 and 2014 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments.

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

Research and development costs
Research and development costs are expensed as incurred, and are charged to general and administrative expenses. Research and development costs were $118,809 and $119,383 for the nine months ended September 30, 2015 and 2014, respectively.

Advertising costs
The Company expenses all advertising costs as incurred. Advertising costs charged to selling expenses were nil for the nine months ended September 30, 2015 and 2014.

Shipping and handling costs
Substantially all costs of shipping and handling of products to customers are included in selling expense. Shipping and handling costs for the nine months ended September 30, 2015 and 2014 were insignificant.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the condensed consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	September 30, 2015	December 31, 2014
Balance sheet items, except for equity accounts	US$1=RMB6.3613	US$1=RMB6.1190

	Three months ended September 30,
	2015	2014
Items in the statements of income	US$1=RMB6.2576	US$1=RMB6.1568

	Nine months ended September 30,
	2015	2014
Items in the statements of income and cash flows	US$1=RMB6.1738	US$1=RMB6.1450

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

The Company believes that during the three and nine months ended September 30, 2015 and 2014, it operated in three business segments – growing and sales of Cordyceps Militaris, which is widely used for Chinese medicine, manufacturing and sale of functional health beverages featuring the Cordyceps Militaris as a core ingredient, and sales of organic and specialty products. The manufacturing and sale of Cordyceps Militaris functional health beverages was launched in the fourth quarter of 2010.

Throughout the three and nine months ended September 30, 2015 and 2014, all of the Company’s operations were carried out in one geographical segment - China.

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

Recent accounting pronouncements
The Financial Accounting Standards Board ("FASB") has issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period. The Company is in the process of evaluating the impact of adoption of this guidance on the consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

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

There was no asset or liability measured at fair value on a non-recurring basis as of September 30, 2015 and December 31, 2014.

NOTE 4	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	September 30, 2015	December 31, 2014

Accounts receivable	$87,518	$93,066
Less: Allowance for doubtful debts	-	-
Accounts receivable, net	$87,518	$93,066

No allowance was deemed necessary as of September 30, 2015 and December 31, 2014.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5	INVENTORIES

Inventories by major categories are summarized as follows:

	September 30, 2015	December 31, 2014

Raw materials	$315,685	$169,025
Work in progress	500,524	432,322
Finished goods	620,899	34,062

Total	$1,437,108	$635,409

NOTE 6	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	September 30, 2015	December 31, 2014

Prepayments for raw material purchasing	$992,074	$1,470,434
Other receivables, net of $nil allowance	12,442	19,366
	$1,004,516	$1,489,800

NOTE 7	INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	September 30, 2015	December 31, 2014

Computer software, cost	$1,562	$1,623
Exclusive right to use a secret process, cost	4,717,910	4,904,731
Less: Accumulated amortization	(4,483,323)	(4,293,039)

	$236,149	$613,315

In April 2006, the Company purchased from a third party a ten-year exclusive right to use a secret process and method in the cultivation and growing of Cordyceps Militaris, which is widely used for traditional Chinese medicine, for a cash consideration of RMB30,000,000, payable over five years. The exclusive right is amortized over its term of ten years using the straight-line method.

Amortization expense was $364,551 and $366,259 for the nine months ended September 30, 2015 and 2014, respectively, and $119,737 and $121,832 for the three months ended September 30, 2015 and 2014 respectively. The estimated expense of the intangible assets over the remainder of fiscal 2015 and the fiscal 2016 will be:

Remainder of fiscal 2015	$117,935
Fiscal 2016	118,214

$236,149

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30, 2015	December 31, 2014
Cost:
Buildings	$18,961,335	$19,712,166
Office equipment	27,999	29,108
Machinery	132,087	137,317
Motor vehicles	114,289	118,815
Total cost	19,235,710	19,997,406
Less: Accumulated depreciation	(6,070,342)	(5,572,464)
Net book value	$13,165,368	$14,424,942

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $731,699 and $747,159, respectively, and $239,275 and $248,534 for the three months ended September 30, 2015 and 2014, respectively.

NOTE 9	OTHER PAYABLES, ACCRUALS AND TAXES PAYABLE

Other payables and accruals consisted of the following:

	September 30, 2015	December 31, 2014

Accrued staff costs	$888,404	$943,700
Other payables	103,935	46,590
	$992,339	$990,290

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

Taxes payable consisted of the following:

	September 30, 2015	December 31, 2014

Value added tax	$303,866	$423,818
Income tax	2,040,508	2,207,274
Others	77,807	117,491
	$2,422,181	$2,748,583

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10	STOCKHOLDERS’ EQUITY

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

Movements of Series A Preferred Stock for the nine months ended September 30, 2015 and 2014 are as below:

		Private Placement on
	Number of Shares	June 7, 2010	June 28, 2010	Total

Balance at January 1, 2015	77,776	$1,521,171	$252,601	$1,773,772
Preferred stock converted into common stock	(3,500)	(79,822)	-	(79,822)
Balance at September 30, 2015	74,276	$1,441,349	$252,601	$1,693,950

		Private Placement on
	Number of Shares	June 7, 2010	June 28, 2010	Total

Balance at January 1, 2014	110,066	$2,030,706	$479,477	$2,510,183
Preferred stock converted into common stock	(32,290)	(509,535)	(226,876)	(736,411)
Balance at September 30, 2014	77,776	$1,521,171	$252,601	$1,773,772

During the nine months ended September 30, 2015 and 2014, 3,500 shares and 32,290 shares of Series A Preferred Stock were converted into 35,000 shares and 322,900 shares of common stock, at a 1 for 10 ratio. In addition, during the nine months ended September 30, 2015 and 2014, 11,410 shares and 79,480 shares of common stock were issued to the investors as settlement of stock dividends of $31,935 and $222,486, respectively.

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

The Company was authorized to issue an aggregate of 2,500,000 shares of its common stock under the 2009 Equity Incentive Plan (“Plan”) as equity awards of incentive stock options, non-statutory stock options, restricted stock, and other equity incentives to employees, officers, directors and consultants. The Plan expires in 2019 and as of September 30, 2015, there were 507,500 shares of common stock available for grant pursuant to the Plan.

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

According to the stock option agreement, in the event Mr. Tick’s employment with the Company is terminated for any reason except for death or disability, he may exercise these options only to the extent that these options would have been exercisable on the termination date and no later than three months after the termination date. If his employment is terminated due to his death or disability, these options may be exercised only to the extent that these options would have been exercisable by Mr. Tick on the termination date and must be exercised by Mr. Tick no later than twelve months after the termination date. If the employment is terminated for Cause as defined in the stock option Agreement, these options will terminate immediately. In no event will these options be exercised later than December 31, 2015. As of September 30, 2015, a total of 112,500 options granted on July 16, 2010, of which 75,000 options vested on or before December 31, 2011 and 37,500 options vested on June 30, 2012, had expired, respectively. The remaining 37,500 options will be expired on December 31, 2015.

On August 8, 2013, the Company entered into another stock option agreement with Mr. Tick, under the Plan. Pursuant to the terms of the stock option agreement, Mr. Tick was granted an option to purchase an aggregate of 75,000 shares of common stock of the Company. The stock option agreement consisted an option for Mr. Tick to purchase at an exercise price of $0.83 per share of 37,500 shares that vested on November 15, 2013, and an option to purchase 37,500 shares that vested on April 15, 2014. Each of these options expires three years after their respective vesting dates.

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

Expected volatility	73%
Expected dividend	0%
Expected terms (in year)	1
Risk-free rate	0.12%

A summary of options issued and outstanding at September 30, 2015 and the movements since January 1, 2014 to September 30, 2015 are as follows:

		Weighted-
	Number of	Average	Aggregate	Weighted- Average
	Underlying	Exercise Price	Intrinsic	Contractual Life
	Shares	Per Share	Value (1)	Remaining in Years

Outstanding at January 1, 2014	225,000	$2.61	$96,750	1.86
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(75,000)	$3.50	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2014	150,000	$2.17	$57,000	1.41
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(37,500)	3.50	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2015	112,500	$1.72	$-	0.98
Exercisable at September 30, 2015	112,500	$1.72	$-	0.98

(1)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on September 30, 2015. The intrinsic value of a stock option is the excess of the Company’s closing stock price on September 30, 2015 per share over the exercise price per share, multiplied by the number of shares subject to the option. The aggregate intrinsic value was nil as of September 30, 2015 as the Company’s closing stock price on September 30, 2015 was $0.55 per share, which was below the exercise price $0.83 per share.

The Company recognized compensation expense of nil and nil for the three months ended September 30, 2015 and 2014, and nil and $7,371 for the nine months ended September 30, 2015 and 2014 respectively, in relation to the options granted to Mr. Tick.

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

Based on the estimated grant-date fair value of the Company’s common stock of $0.83 on August 8, 2013, the Company recognized compensation expense of nil and nil for the three months ended September 30, 2015 and 2014 and nil and $25,896 for the nine months ended September 30, 2015 and 2014, respectively, for the restricted shares granted to Mr. Tick.

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

The restricted shares granted to independent directors will vest in equal installments on a semi-annual basis over a two-year period. If the independent director’s service with the Company ceases for any reason other than the independent director’s (a) death, (b) disability, (c) retirement, or (d) termination by the Company without cause, any unvested restricted shares will be automatically forfeited to the Company. The Company recognizes compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award, provided that the compensation cost recognized at any date must at least equal the portion of the grant-date value of the award that is vested at that date. No compensation cost is recognized for instruments that are forfeited by the Company because a service condition or a performance condition is not satisfied. On February 15, 2015, 10,000 restricted shares to each independent director were vested respectively, the Company issued a total of 80,000 restricted shares to the four independent directors accordingly.

The estimated grant-date fair values of the Company’s common stock was $2.05 on August 15, 2014. The Company then recognized compensation expense of $41,280 and $37,962 for the three months ended September 30, 2015 and 2014, and $122,496 and $71,158 for the nine months ended September 30, 2015 and 2014, respectively, for the restricted shares granted to independent directors.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12	SHARE-BASED COMPENSATION (CONTINUED)

Unregistered shares granted to consultant

On August 3, 2013, the Company entered into an investor relations agreement (the “Agreement”) under the Company’s Plans with a consultant. Pursuant to the terms of the Agreement, the Company would grant a total of 25,000 unregistered shares to the Company’s investor relations consultant for consulting services provided by the consultant during the period August 2013 to June 2014. The Company issued 15,000 shares on September 16, 2013 (vesting date) and issued another 10,000 unregistered shares on January 1, 2014. For the 15,000 shares issued on September 16, 2013, the fair value of the Company’s common stock was $1.05. For the 10,000 shares issued on January 1, 2014, the fair value of the Company’s common stock was $2.58. The Company recognized compensation expense of nil and $23,476 for the three and nine months ended September 30, 2014, respectively. Pursuant to the terms of the Agreement, if during any three-month period, the Average Closing Price is $2.00 per share or greater, the Company shall issue 12,500 (twelve thousand five hundred) Incentive Shares to the consultant. During the first three-month period of 2014, the Average Closing Price is $2.84 per share. The Company then issued 12,500 shares to the consultant on April 2, 2014. The Company recognized total compensation expense of nil and $29,625 for the three and nine months ended September 30, 2014, based on the fair values of the Company’s common stock of US$2.37 on April 2, 2014 for the 12,500 shares issued. No compensation expense recorded in 2015 as the consulting period ended in September 2014.

On August 15, 2014, the Company and American Capital Ventures (the “Consultant”) entered into certain Investor Relations Agreement (the “2014 Agreement”). The Company retained the Consulting Services provided by the Consultant from August 15, 2014 to June 30, 2015. Pursuant to the terms of the 2014 Agreement, the Company has agreed to issue up to 60,000 shares of unregistered common stock to the consultant and its designee, among which 20,000 shares were earned and vested as of August 18, 2014. During the service period, the consultant is entitled to receive additional 15,000 unregistered shares of common stock if the average closing price of the common stock as reported on the Over-the Counter Bulletin Board or any other market on which the common stock is listed or quoted for trading on the date in question (the “Average Closing Price”) is at or above $3.00 but lower than $4.00. The consultant is entitled to receive further 25,000 unregistered shares of common stock if the Average Closing Price is $4.00 per share or greater and the company qualifies, files and is approved for a NASDAQ uplisting. The Company recognized total compensation expense of $39,000 for the three and nine months ended September 30, 2014, based on the fair values of the Company’s common stock of US$1.95 on September 22, 2014 for the 20,000 shares issue.

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

The Company’s income tax expense consisted of:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Current income tax – PRC	$2,123,433	$2,124,781	$5,707,718	$5,622,242
Deferred	-	-	-	-

	$2,123,433	$2,124,781	$5,707,718	$5,622,242

A reconciliation of the provision for income taxes determined at the U.S. federal corporate income tax rate to the Company’s effective income tax rate is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Pre-tax income	$8,114,600	$8,184,439	$22,307,889	$21,711,196

U.S. federal corporate income tax rate	34%	34%	34%	34%
Income tax computed at U.S. federal corporate income tax rate	2,758,964	2,782,709	7,584,682	7,381,806
Reconciling items:
Change in valuation allowance	66,106	67,729	227,380	250,093
Rate differential for PRC earnings	(739,748)	(750,521)	(2,052,190)	(2,005,836)
Non-deductible expenses and non-reportable income	38,111	24,864	(52,154)	(3,821)
Effective tax expense	$2,123,433	$2,124,781	$5,707,718	$5,622,242

The Company had deferred tax assets as follows:

	September 30, 2015	December 31, 2014

Net operating losses carried forward	$2,350,014	$2,122,634
Less: Valuation allowance	(2,350,014)	(2,122,634)
Net deferred tax assets	$-	$-

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13	INCOME TAXES (CONTINUED)

As of September 30, 2015 and December 31, 2014, Nutrastar had $6,566,377 and $6,072,219, respectively, of net operating loss carry forwards available to reduce future taxable income which will expire in various years through 2030. The Company’s PRC subsidiary and VIE entity, Harloin Baixin and Heilongjiang Shuaiyi, had $4,998 and $449,808 net operating loss carry forwards as of September 30, 2015 respectively, available to offset future taxable income which will be expire in various years through 2020. Management believes it is more-likely-than-not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of September 30, 2015 and December 31, 2014, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the nine months ended September 30, 2015 and 2014, and no provision for interest and penalties was deemed necessary as of September 30, 2015 and December 31, 2014.

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

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the two periods presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Income available to common stockholders:
- Net income	$5,991,167	$6,059,658	$16,600,171	$16,088,954
Less: Preferred stock dividend	(43,285)	(42,671)	(127,336)	(130,920)
Income available to common stockholders (Basic)	$5,947,882	$6,016,987	$16,472,835	$15,958,034
Add: Preferred stock dividend	43,285	42,671	127,336	130,920
Income available to common shareholders (Diluted)	5,991,167	6,059,658	16,600,171	16,088,954
Weighted average number of shares:
- Basic	17,016,831	16,878,627	16,994,345	16,799,048
- Effect of dilutive preferred stock	742,760	777,760	747,375	815,901
- Effect of dilutive restricted stock units	-	1,485	-	20,586
- Effect of dilutive options	-	44,916	2,567	48,541
- Diluted	17,759,591	17,702,788	17,744,287	17,684,076
Net income per share
- Basic	$0.35	$0.36	$0.97	$0.95
- Diluted	$0.34	$0.34	$0.94	$0.91

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14	EARNINGS PER SHARE (CONTINUED)

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding to assume the issuance of all dilutive potential common shares upon conversion.

The diluted earnings per share calculation for the three and nine months ended September 30, 2015 did not include management options and restricted shares to purchase up to 37,500 shares and 80,000 shares of common stock, respectively, because their effect was anti-dilutive.

NOTE 15	RELATED PARTY TRANSACTIONS

Other than disclosed elsewhere in these financial statements, the Company also had the following related party balances and transactions:-

(a)	Due to related parties

	September 30, 2015	December 31, 2014

Due to Ms. Lianyun Han, Chairperson, CEO and President	$530,739	$511,054

The amount due to Ms. Han was non-interest bearing, unsecured and without a fixed repayment date. The balance was mainly for the payment of US$ denominated expenses.

(b)	Lease of land

For the nine months ended September 30, 2015 and 2014, the Company paid rental expense of $43,915 and $44,067, respectively, for the land leased from Heilongjiang Shuaiyi Technology Development Co., Ltd. (“Shuaiyi Technology”). Shuaiyi Technology and the Company are under common control and management.

For the three months ended September 30, 2015 and 2014, the Company paid rental expense of $14,350 and $14,623 for the land leased from Shuaiyi Technology, respectively.

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

As of September 30, 2015 and December 31, 2014, approximately 99.5% and 99.9%, respectively, of the Company’s cash including cash on hand and deposits in accounts are maintained with one financial institution within the PRC. To protect the interest of depositors, the PRC recently introduced deposits insurance which provides maximum compensation of RMB500,000 per depositor if a bank becomes insolvent or bankrupt. However, the Company has not experienced any losses in this financial institution and monitors the soundness and the credit ratings of this financial institution on a periodic basis, thus believes it is currently not exposed to any material risks on its bank deposits in bank accounts with this financial institution. For the nine months ended September 30, 2015 and 2014, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of September 30, 2015 and December 31, 2014 arose in the PRC.

The following individual customer accounted for 10% or more of the Group’s revenues for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Lai En Century Co. Ltd	25.8%	24.8%	27.3%	26.8%

Individual customer accounts receivable that represented 10% or more of total accounts receivable as of September 30, 2015 and December 31, 2014 were as follows:

	Percentage of accounts receivable as of
	September 30, 2015	December 31, 2014
Great Northern Wilderness Grain and Oil Warehouse Market	58.0%	55.4%
Gongda Property Management Co. Ltd.	12.9%	-
Dalian Exalts Trade Co., Ltd.	16.5%	15.5%
Shenyang Wellhope Group	12.6%	11.8%
Shandong Province, Linyi City Hong Yun Commodity	-	17.3%

For the nine months ended September 30, 2015 and 2014, all of the Company’s purchases arose in the PRC. In addition, all accounts payable as of September 30, 2015 and December 31, 2014 also arose in the PRC.

The following suppliers accounted for 10% or more of the Company’s procurement for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Harbin Zijiang Packing Co., Ltd	21.0%	-	25.3%	-
Zhangjiagang NongNong Drinking and Food Ltd Co.Ltd	38.7%	39.6%	29.6%	29.8%
Harbin Reservation During The Oil Co., Ltd.	17.9%	17.7%	20.2%	19.7%
Heliongjiang Xianteng Agricultural Materials Trading Co., Ltd.	-	18.9%	-	23.2%

No individual supplier accounted for 10% or more of total accounts payable as of September 30, 2015 and 2014.

(b)	Concentration of operating risk

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

On August 11, 2015, the People’s Bank of China (“PBOC”) reduced the RMB’s reference rate by 1.9 percent, sparking the sharpest fall in the RMB currency since the dollar peg ended a decade ago. The move by the PBOC comes amid growing signs of a deepening slowdown in the mainland economy. The PBOC indicated that the reference rate move was a onetime adjustment, it will keep the currency stable at a reasonable level and it will strengthen the market's role in the fixing of the rate and promote the convergence of the onshore and offshore rates.

NOTE 17	COMMITMENTS AND CONTINGENCIES

(a)	Operating leases

The Company has entered into tenancy agreements for the leases of an exhibition hall and land with a third party and a related company, Shuaiyi Technology (see 15(b)), respectively, for the purposes of the operation of its VIEs. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of September 30, 2015 are as follows:

	Related Parties	Non-related Parties	Total
Remainder of fiscal year ending December 31, 2015	14,207	4,347	18,554
Fiscal year ending December 31, 2016	56,828	-	56,828
Fiscal year ending December 31, 2017	56,828	-	56,828
Fiscal year ending December 31, 2018	56,828	-	56,828
Fiscal year ending December 31, 2019	56,828	-	56,828
Thereafter	664,527	-	664,527

Total	$906,046	$4,347	$910,393

During the nine months ended September 30, 2015 and 2014, rental expenses under operating leases amounted to $69,634 and $74,775, respectively.

During the three months ended September 30, 2015 and 2014, rental expenses under operating leases amounted to $21,346 and $25,212, respectively.

(b)	PRC employee costs

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

During the three and nine months ended September 30, 2015 and 2014, all of the Company’s operations were carried out in one geographical segment - China.

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18	SEGMENT INFORMATION (CONTINUED)

The Company’s segment revenue and results for the nine months ended September 30, 2015 and 2014 are as follows:

	Nine Months Ended September 30, 2015
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$26,925,508	$2,637,917	$1,740,458	$-	$31,303,883

Segment income before income taxes	$21,682,656	$1,173,147	$183,773	$(731,687)	$22,307,889
Income before income taxes					$22,307,889

Segment assets	$151,200,411	$50,504	$1,652,384	$1,539,351	$154,442,650
Total assets					$154,442,650

Other segment information:
Depreciation and amortization	$1,013,752	4,151	1,394	76,953	1,096,250
Expenditures for segment assets	$-	$-	$-	$-	$-

	Nine Months Ended September 30, 2014
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$26,507,662	$2,827,151	$1,701,239	$-	$31,036,052

Segment income before income taxes	$20,922,323	$1,416,397	$170,710	$(798,234)	$21,711,196
Income before income taxes					$21,711,196

Segment assets	$132,691,382	$61,937	$1,480,294	$1,915,981	$136,149,594
Total assets					$136,149,594

Other segment information:
Depreciation and amortization	$1,030,070	4,170	1,390	77,788	1,113,418
Expenditure for segment assets	$-	$-	$-	$-	$-

NUTRASTAR INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18	SEGMENT INFORMATION (CONTINUED)

The Company’s segment revenue and results for the three months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30, 2015
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from external customers	$9,637,943	$808,515	$571,875	$-	$11,018,333

Segment income before income taxes	$7,971,387	$306,561	$59,811	$(223,159)	$8,114,600
Income before income taxes					8,114,600

Segment assets	$151,200,411	$50,504	$1,652,384	$1,539,351	$154,442,650

Total assets					$154,442,650

Other segment information:
Depreciation and amortization	$331,917	$1,364	$-	$25,731	$359,012
Expenditure for segment assets	$-	$-	$-	$-	$-

	Three Months Ended September 30, 2014
			Organic and
	Cordyceps		Specialty Food	Corporate
	Militaris	Beverages	Products	Unallocated	Consolidated

Segment revenue from
external customers	$9,755,483	$842,081	$567,245	$-	$11,164,809

Segment income before
income taxes	$7,757,021	$590,498	$54,939	$(218,019)	$8,184,439
Income before income taxes					8,184,439

Segment assets	$132,691,382	$61,937	$1,480,294	$1,915,981	$136,149,594

Total assets					$136,149,594

Other segment information:
Depreciation and amortization	$342,641	$1,387	$-	$26,338	$370,366
Expenditure for segment assets	$-	$-	$-	$-	$-

NOTE 19	SUBSEQUENT EVENTS

In accordance with authoritative guidance, we have evaluated any events or transactions occurring after September 30, 2015, the consolidated balance sheet date, through the date of filing of this report and note that there have been no such events or transactions that would require recognition or disclosure in the condensed consolidated financial statements as of and for period ended September 30, 2015, except as disclosed below.

On November 16, 2015, the Company entered into the Note and Common Stock Purchase Agreement (the “Note and SPA”) with (i) Accretive Capital Partners, LLC (“Accretive”), which currently owns approximately 11.86% of the Company’s common stock; (ii) Mr. Richard Fearon Jr., managing director of Accretive and independent Board member of the Company; and (iii) Robert Tick, the Company’s Chief Financial Officer and a Board member.

Pursuant to the Note and SPA, the Company borrowed from Accretive, Mr. Fearon and Mr. Tick (collectively the “Investors”), the aggregate sum of $180,000 (the “Loan Amount”), a portion of the Loan Amount was paid by the Investors in cash at the closing and the remaining portion was paid through the release by Mr. Fearon and Mr. Tick of certain payment obligations of the Company. In connection with procurement of the Loan Amount, the Company issued to the Investors: (a) the promissory notes in the aggregate principal amount of $180,000 and (b) 673,853 shares in the aggregate of the Company’s common stock. The promissory notes bear interests at 1% per month, compounded monthly and maturity not later than March 16, 2016.

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

Our primary product is Cordyceps Militaris, which is a species of parasitic fungus that is typically found in north-eastern China. It is a precious ingredient in traditional Chinese medicine, as Cordyceps Militaris is widely believed in China to offer high medical and health benefits by nourishing the yin, boosting the yang, and invigorating the meridians of the lungs and kidneys. According to Georges Halpern's Healing Mushrooms, certain research has shown that Cordyceps Militaris may boost the immune system, and can be used as a supplement for combating certain effects of fatigue and aging, the occurrences of certain tumors, and combating arteriosclerosis and certain gastrointestinal disorders, as well as reducing blood pressure. In addition, Cordyceps Militaris has significantly high economic values and according to Halpern, wild Cordyceps Militaris can cost as much as $10,000 per kilogram. Due to the extremely sensitive growing conditions of Cordyceps Militaris, it is very difficult to grow the plant in a man-made environment. After several years of laboratory tests, we developed a technology to commercially grow and produce Cordyceps Militaris in 2006. Through our VIE entity, Daqing Shuaiyi, we generated 87.5% and 87.4% of our revenues from Cordyceps Militaris for the third quarter of 2015 and 2014, respectively. We plan to continue to focus on Cordyceps Militaris related based consumer products, which is our fastest growing product line with the greatest market demand and a significantly higher profit margin.

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

Recent Development

On November 16, 2015, the Company entered into the Note and Common Stock Purchase Agreement (the “Note and SPA”) with (i) Accretive Capital Partners, LLC (“Accretive”), which currently owns approximately 11.86% of the Company’s common stock; (ii) Mr. Richard Fearon Jr., managing director of Accretive and independent Board member of the Company; and (iii) Robert Tick, the Company’s Chief Financial Officer and a Board member.

Pursuant to the Note and SPA, the Company borrowed from Accretive, Mr. Fearon and Mr. Tick (collectively the “Investors”), the aggregate sum of $180,000 (the “Loan Amount”), a portion of the Loan Amount was paid by the Investors in cash at the closing and the remaining portion was paid through the release by Mr. Fearon and Mr. Tick of certain payment obligations of the Company. In connection with procurement of the Loan Amount, the Company issued to the Investors: (a) the promissory notes in the aggregate principal amount of $180,000 and (b) 673,853 shares in the aggregate of the Company’s common stock. The promissory notes bear interests at 1% per month, compounded monthly and maturity not later than March 16, 2016. See the current report on Form 8-K filed by the Company on November 20, 2015 for more information.

Third Quarter Financial Performance Highlights

The following are some financial highlights for the third quarter of 2015:

•	Net Revenue: Our net revenue was approximately $11.02 million for the third quarter of 2015, a decrease of 1.3% from $11.16 million of the same quarter of last year.
•	Gross Margin: Gross margin was 80.5% for the third quarter of 2015, as compared to 80.5% for the same period in 2014.
•	Operating Profit: Operating profit was approximately $8.07 million for the third quarter of 2015, a decrease of 0.2% from $8.09 million for the same period last year.
•	Net Income: Net income was approximately $5.99 million for the third quarter of 2015, a decrease of 1.1% from $6.06 million for the same period of last year.
•	Basic and fully diluted earnings per share were $0.35 and $0.34 for the three months ended September 30, 2015.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues

Net revenue	$11,018	100%	$11,165	100%
Cost of goods sold	(2,145)	(19.5) %	(2,173)	(19.5) %

Gross profit	8,873	80.5%	8,992	80.5%

Selling expenses	(367)	(3.3) %	(327)	(2.9) %
General and administrative expenses	(434)	(3.9) %	(575)	(5.1) %

Income from operations	8,072	73.3%	8,090	72.5%

Other income and (expenses):
Interest income	112	1.0%	103	0.9%

Foreign exchange differences	(70)	(0.6) %	(8)	(0.1) %

Total other income	42	0.4%	96	0.8%

Income before income tax	8,114	73.7%	8,185	73.3%

Provision for income tax	(2,123)	(19.3) %	(2,125)	(19.0) %

Net income	$5,991	54.4%	$6,060	54.3%

Net Revenue. Our revenues are generated from the sale of our Cordyceps Militaris products, functional health beverages and organic and specialty food products. Net revenue decreased approximately $0.15 million, or 1.3%, to approximately $11.02 million for the three months ended September 30, 2015, from approximately $11.16 million for the same period in 2014. This slight decrease was mainly attributable to the decrease in the sale of Cordyceps Militaris, by approximately $0.12 million and a decrease in the sale of our beverage products by approximately $0.03 million compared with the same period in 2014. The Company is currently operating at the optimal capacity level, thus the quantity sold for our products remains fairly stable. However, since all of our sales are denominated in RMB, the foreign exchange rates fluctuation of approximately 1.6% for the three months ended September 30, 2015 from the same period in 2014 caused a slight decrease in the total revenue.

Business Segment Information

Our business operations can be categorized into three segments based on the type of products we produce and sell, specifically (i) Cordyceps Militaris, (ii) functional health beverages and (iii) organic and specialty food products. The following table illustrates the revenue from each of these three segments as well as the change of percentage for the periods indicated:

Net Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30,		Percent
	2015	2014	Change
Components of Net Revenue
Cordyceps Militaris	$9,638	$9,756	(1.2%	)
Functional Health Beverages	808	842	(4.0%	)
Organic and Specialty Food Products	572	567	0.9%
Total revenues	$11,018	$11,165	(1.3%	)

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

Cost of Goods Sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of goods sold decreased by $0.02 million, or 1.3%, to approximately $2.15 million for the three months ended September 30, 2015 from approximately $2.17 million during the same period in 2014. As a percentage of net revenue, the cost of goods sold was 19.5% for the three months ended September 30, 2015, which was comparable with the same period in 2014. The decrease in cost of goods sold in dollar terms was mainly attributable to the economies of scale due to full production capacity utilization.

Gross Profit. Our gross profit decreased by approximately $0.12 million, or 1.3%, to approximately $8.87 million for the three months ended September 30, 2015 from approximately $8.99 million during the same period in 2014. Gross profit as a percentage of net revenue, or gross margin, was 80.5% for the three months ended September 30, 2015, which was comparable with the same period in 2014. The slight decrease in gross profit in dollar terms was mainly due to the slight decrease in revenue.

Selling Expenses. Our selling expenses include sales commissions, cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, and other sales related costs. Selling expenses increased by approximately $0.04 million, or 12.2%, to approximately $0.37 million for the three months ended September 30, 2015 from approximately $0.33 million during the same period in 2014. As a percentage of net revenue, selling expenses increased to 3.3% for the three months ended September 30, 2015 from 2.9% for the same period in 2014. The slight increase in selling expenses in dollar terms and as a percentage of net revenue for the three months ended September 30, 2015 was mainly attributable to the slight increase in sales personnel fringe benefits expenses, relating to our selling activities in this quarter.

General and Administrative Expense. General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, depreciation charges for fixed assets, and professional fees paid to third parties. General and administrative expenses decreased by approximately $0.15 million, or 24.5%, to approximately $0.43 million for the three months ended September 30, 2015 from approximately $0.58 million for the same period in 2014. As a percentage of net revenue, general and administrative expenses were 3.9% for the three months ended September 30, 2015 as compared to 5.1% for the same period of 2014. The decrease of general and administrative expenses in dollar terms and as a percentage of net revenue was mainly attributable to the decrease in administrative personnel fringe benefits and a decrease in share based payment expense.

Income Before Income Tax. Income before income tax decreased by approximately $0.08 million, or 0.9%, to approximately $8.11 million during the three months ended September 30, 2015 from approximately $8.19 million during the same period in 2014. As a percentage of net revenue, income before income tax increased to 73.7% during the three months ended September 30, 2015 from 73.3% during the same period in 2014. The decrease of income before income tax in dollar terms was mainly attributable to the slight decrease in gross profit of $0.12 million. The increase of income before income tax as a percentage of net revenue is mainly attributable to the slightly lower net revenue as the denominator.

Income Taxes. Nutrastar International Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Nutrastar International Inc. had no U.S. source income taxable in the United States for the three months ended September 30, 2015 and 2014. New Resources was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes. Oriental Global was formed in Hong Kong and under the current laws of Hong Kong, is not subject to income taxes. Our PRC subsidiary and the VIEs are subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. China promulgated a new Enterprise Income Tax Law, or the New EIT Law, and its implementing regulations, both of which became effective on January 1, 2008.

Each of VIE entities has been subject to an income tax rate of 25% since 2011.

Income tax decreased by approximately $2,000 to approximately $2.12 million for the three months ended September 30, 2015 compared with the same period in 2014. The slight decrease in income tax expense for the three months ended September 30, 2015 is because of the slight decrease in net revenue and taxable income described above.

Net Income. Net income decreased by approximately $0.07 million, or 1.1% to approximately $5.99 million for the three months ended September 30, 2015 from approximately $6.06 million for the same period of 2014, as a result of the factors described above.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014
		As a		As a
		percentage of		percentage of
	In Thousands	revenues	In Thousands	revenues
Net revenue	$31,304	100%	$31,036	100%
Cost of goods sold	(6,651)	(21.2) %	(6,754)	(21.8) %

Gross profit	24,653	78.8%	24,282	78.2%

Selling expenses	(1,092)	(3.5) %	(1,053)	(3.4) %
General and administrative expenses	(1,520)	(4.9) %	(1,782)	(5.7) %

Income from operations	22,041	70.4%	21,447	69.1%

Other income and (expenses):
Interest income	339	1.1%	292	0.9%
Foreign exchange differences	(72)	(0.2) %	(28)	(0.1) %
Total other income	267	0.9%	264	0.9%

Income before income tax	22,308	71.3%	21,711	70.0%

Provision for income tax	(5,708)	(18.2) %	(5,622)	(18.1) %

Net income	$16,600	53.1%	$16,089	51.8%

Net Revenue. Net revenue increased approximately $0.26 million, or 0.9%, to approximately $31.30 million for the nine months ended September 30, 2015, from approximately $31.04 million for the same period in 2014. This increase was mainly attributable to the increase in quantity sold of our core product, Cordyceps Militaris by $0.42 million, offset by a slight decrease in revenue from our beverage products by $0.19 million. The increase in quantity sold of Cordyceps Militaris products was mainly driven by the continued increase in market demand for our core product.

Business Segment Information

Our business operations can be categorized into three segments based on the type of products we produce and sell, specifically (i) Cordyceps Militaris, (ii) functional health beverages and (iii) organic and specialty food products. The following table illustrates the revenue from each of these three segments as well as the change of percentage for the periods indicated:

Net Revenue by Product Segments
(all amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended September 30,		Percent
	2015	2014	Change
Components of Net Revenue
Cordyceps Militaris	$26,926	$26,508	1.6%
Functional Health Beverages	2,638	2,827	(6.7)%
Organic and Specialty Food Products	1,740	1,701	2.3%
Total revenues	$31,304	$31,036	0.9%

Cost of Goods Sold. Our cost of goods sold decreased by $0.10 million, or 1.5%, to approximately $6.65 million for the nine months ended September 30, 2015 from approximately $6.75 million during the same period in 2014. As a percentage of net revenue, the cost of goods sold decreased approximately 0.6% to 21.2% for the nine months ended September 30, 2015 from 21.8% during the same period in 2014. The decrease in cost of goods sold in dollar terms and as a percentage of net revenue was mainly attributable to the economies of scale due to our full capacity utilization.

Gross Profit. Our gross profit increased by approximately $0.37 million, or 1.5%, to approximately $24.65 million for the nine months ended September 30, 2015 from approximately $24.28 million during the same period in 2014. Gross profit as a percentage of net revenue, or gross margin, was 78.8% for the nine months ended September 30, 2015, an increase of 0.6% from 78.2% during the same period in 2014. Such increase in dollar terms and as a percentage of net revenue was mainly due to the increase in the sales of our core Cordyceps Militaris products in the product mix which have a higher gross margin as compared to our beverages and organic and specialty foods.

Selling Expenses. Selling expenses increased by approximately $0.04 million, or 3.7%, to approximately $1.09 million for the nine months ended September 30, 2015 compared with approximately $1.05 million during the same period in 2014. As a percentage of net revenue, selling expenses decreased to 3.5% for the nine months ended September 30, 2015 from 3.4% for the same period in 2014. The small percentage decrease was mainly due to the slight increase in net revenue.

General and Administrative Expense. General and administrative expenses decreased by approximately $0.26 million, or 14.7%, to approximately $1.52 million for the nine months ended September 30, 2015 from approximately $1.78 million for the same period in 2014. The decrease in dollar terms was mainly attributable to a decrease in payments for third party professional services. As a percentage of net revenue, general and administrative expenses were 4.9% for the nine months ended September 30, 2015 as compared to 5.7% for the same period of 2014. The percentage decrease was mainly was mainly due to the decrease in administrative personnel fringe benefits and a decrease in share based payment expense.

Income Before Income Tax. Income before income tax increased by approximately $0.60 million, or 2.7%, to approximately $22.31 million during the nine months ended September 30, 2015 from approximately $21.71 million during the same period in 2014. As a percentage of net revenue, income before income tax increased by 1.3% to 71.3% during the nine months ended September 30, 2015 from 70.0% during the same period in 2014. The increase of income before income tax in dollar terms and as a percentage of net revenue is mainly attributable to the increase in gross profit of $0.49 million combined with a decrease in general and administrative expenses of $0.26 million for the nine months ended September 30, 2015 as compared to the same period in 2014.

Income Taxes. Income tax increased by approximately $0.09 million to approximately $5.71 million for the nine months ended September 30, 2015 from approximately $5.62 million for the same period in 2014. Income tax expense for the nine months ended September 30, 2015 increased because of the increase in net revenue and taxable income.

Net Income. Net income increased by approximately $0.51 million, or 3.2% to approximately $16.60 million for the nine months ended September 30, 2015 from approximately $16.09 million for the same period of 2014, as a result of the factors described above.

Liquidity and Capital Resources

General

As of September 30, 2015, we had cash and cash equivalents of approximately $138.51 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$17,239	$16,893
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	30
Foreign currency translation adjustment	(5,270)	(952)
Net cash flow	$11,969	$15,971

Operating Activities

Net cash provided by operating activities was approximately $17.24 million for the nine month period ended September 30, 2015, which is an increase of approximately $0.35 million from approximately $16.89 million for the same period of 2014. The change in the cash provided by operating activities was mainly attributable to:

•	$0.51 million increase in net income for the nine months ended September 30, 2015 compared to the same period in 2014;

•	An increase in inventory purchases for the nine months ended September 30, 2015 compared to the same period in 2014 caused our operating cash balances to reduce by approximately $0.22 million;

•	$0.21 million increase in operating cash flows from payment of income tax in advance but not required in the current period; offset by

•

An increase in utilization of prepaid expenses for the nine months period ended September 30, 2015 compared to the same period last year caused our operating cash balances to increase by approximately $0.04 million;

•

A decrease in advance from related parties caused our operating cash balances to decrease by approximately $0.22 million, reflecting repayment of advance from related parties for payments of US$ denominated expenses in the prior period;

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

For the nine-month period ended September 30, 2015 and nine-month period ended September 30, 2014, there was no net cash used in or provided by investing activities. After we completed the Cordyceps Militaris capacity expansion and scaled back the expansion plan relating to the organic and specialty food segment of the business, we did not incur expenses for the acquisition of property, plant or equipment during these periods.

Financing Activities

For the nine months ended September 30, 2015, there was no net cash used in or provided by financing activities, while our net cash provided by financing activities for the nine months ended September 30, 2014 was approximately $30,000. The decrease of the cash provided by financing activities was mainly attributable to the decrease in advance from a related party in the current period.

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

Use of estimates
The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the periods ended September 30, 2015 and 2014 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and the fair values of share-based payments.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	September 30, 2015	December 31, 2014
Balance sheet items, except for equity accounts	US$1=RMB6.3613	US$1=RMB6.1190

	Three months ended September 30,
	2015	2014
Items in the statements of income and cash flows	US$1=RMB6.2576	US$1=RMB6.1568

	Nine months ended September 30,
	2015	2014
Items in the statements of income and cash flows	US$1=RMB6.1738	US$1=RMB6.1450

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

The Company believes that during the three and nine months ended September 30, 2015 and 2014, it operated in three business segments – growing and sales of Cordyceps Militaris, which is widely used for Chinese medicine, manufacturing and sale of functional health beverages featuring the Cordyceps Militaris as a core ingredient, and sales of organic and specialty products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Lianyun Han and Mr. Robert Tick, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Lianyun Han and Mr. Robert Tick concluded that as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 contains a detailed discussion of risk factors that could materially adversely affect our business, our operating results, or our financial condition. There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014. However, the following is a new risk factor relevant to us since our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended September 30, 2015 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

101

The following financial information from The Nutrastar International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 25, 2015

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

101

The following financial information from The Nutrastar International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements.